Form 10-Q
period 2015-09-30
Four Corners Property Trust, Inc.
filed 2015-12-04
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
1-37538
Commission File Number
 Four Corners Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Redwood Highway, Suite 1150, Mill Valley, California	94941
(Address of principal executive offices)	(Zip Code)
(415) 965-8030
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes   ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of November 30, 2015: 42,742,009

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q of Four Corners Property Trust, Inc. (the “Company,” “Four Corners,” “we,” “us,” or “our”) pertains to the quarterly period ended September 30, 2015. Prior to November 9, 2015, our sole shareholder was Rare Hospitality International, Inc., an indirect wholly owned subsidiary of Darden Restaurants, Inc. (together with its subsidiaries, “Darden”). On November 9, 2015, Darden contributed to us 100% of the equity interest in entities that own 418 properties in which Darden operates restaurants, representing five of their brands (the “Four Corners Properties”), six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “LongHorn San Antonio Business”) and the underlying properties or interests therein associated with the LongHorn San Antonio Business. In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash, which we funded from the proceeds of our term loan borrowings. Subsequently, Darden distributed all of our outstanding shares of common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of Four Corners common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received. The contribution of Four Corners Properties, the LongHorn San Antonio Business, the underlying properties or interests therein associated with the LongHorn San Antonio Business and the related issuance of cash and equity securities are referred to herein as the “Spin-Off”.
Effective October 21, 2015, we became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and will file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).
This Quarterly Report on Form 10-Q presents, for the period ended September 30, 2015, the financial information of the Company, the LongHorn San Antonio Business, which is not a legal entity, and the Four Corners Properties, which are not legal entities, prior to the Spin-Off. During the three months ended September 30, 2015, the Company continued to be an indirect, wholly owned subsidiary of Darden. The results of operations discussion set forth in this report are not necessarily indicative of the future results of operations of the Company as a publicly-held company following completion of the Spin-Off on November 9, 2015. The information of the Four Corners Properties and the LongHorn San Antonio Business are not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the Spin-Off.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the anticipated benefits and tax treatment of the Spin-Off; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations and all other statements that are not historical statements of fact, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Four Corners, the LongHorn San Antonio Business, and/or Four Corners Properties that are proceeded by, followed by or that include words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements speak only as of the date on which such statements are made and, except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to publicly release any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described herein and in Four Corners Property Trust, Inc.’s Information Statement filed as an exhibit to our Registration Statement on Form 10 filed with the Securities and Exchange Commission in final form on October 21, 2015.

TABLE OF CONTENTS

			Page
Part I -	Financial Information
	Item 1.	Financial Statements	4
		Unaudited Balance Sheet of Four Corners Property Trust, Inc.
		Four Corners Property Trust, Inc. Balance Sheet as of September 30, 2015	4
		Four Corners Property Trust, Inc. Notes to Unaudited Balance Sheet	5

		Unaudited Combined Financial Statements of LongHorn San Antonio Business (Predecessor)
		LongHorn San Antonio Business (Predecessor) Combined Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	10
		LongHorn San Antonio Business (Predecessor) Combined Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	11
		LongHorn San Antonio Business (Predecessor) Combined Statements of Changes in Parent Company Equity for the Nine Months Ended September 30, 2015 (unaudited)	12
		LongHorn San Antonio Business (Predecessor) Combined Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	13
		LongHorn San Antonio Business (Predecessor) Notes to Unaudited Combined Financial Statements	14

		Unaudited Combined Financial Statements of Four Corners Properties
		Four Corners Properties Combined Balance Sheets as of September, 30 2015 (unaudited) and December 31, 2014	19
		Four Corners Properties Notes to Unaudited Combined Financial Statements	20

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
	Item 4.	Controls and Procedures	35

Part II -	Other Information
	Item 1.	Legal Proceedings	36
	Item 1A.	Risk Factors	36
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
	Item 3.	Defaults Upon Senior Securities	36
	Item 4.	Mine Safety Disclosures	36
	Item 5.	Other Information	36
	Item 6.	Exhibits	36

Signature			37

Index to Exhibits			38

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
BALANCE SHEET
(Unaudited)

September 30, 2015
ASSETS
Cash	$1,000
Total assets	$1,000

SHAREHOLDER’S EQUITY
Common stock and additional paid-in capital, par value $0.01 per share; 100 shares authorized, 10 shares issued and outstanding	$1,000
Total shareholder’s equity	$1,000
See accompanying notes to balance sheet.

FOUR CORNER PROPERTY TRUST, INC.
NOTES TO UNAUDITED BALANCE SHEET

NOTE 1 - ORGANIZATION
Four Corners Property Trust, Inc. (“Four Corners”) was incorporated as a Maryland corporation on July 2, 2015 and capitalized on July 16, 2015 for the purpose of owning, acquiring and leasing properties, on a triple-net basis, for use in the restaurant industry and potentially other industries. As of September 30, 2015, Four Corners had no material assets or any operations. As of September 30, 2015, Four Corners’ sole shareholder was Rare Hospitality International, Inc., an indirect wholly owned subsidiary of Darden Restaurants, Inc. (together with its consolidated subsidiaries, “Darden”). On November 9, 2015, Darden completed a spin-off transaction, resulting in Four Corners being a separate company. See Note 4 - Subsequent Events - Spin-Off for a further discussion. Any references to “the Company,” “we,” “us,” or “our” for all periods ended November 9, 2015 and prior refer to Four Corners as owned by Darden and for all periods subsequent to November 9, 2015 refer to Four Corners as an independent, publicly traded, self-administered company.
Four Corners intends to elect to be taxed, and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year beginning January 1, 2016. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain. As a REIT, Four Corners will not be subject to federal corporate income tax on that portion of net income that is distributed to its shareholders.  However, Four Corners’ taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited balance sheet reflects our financial position as of September 30, 2015 and has been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”), as permitted by the SEC. Additionally, the unaudited balance sheet has been prepared consistent with Article 10 of Regulation S-X. The elements of the unaudited balance sheet are stated in accordance with accounting principles generally accepted in the United States (“GAAP”). Statements of income (loss), equity and cash flows have not been presented here as there was no activity for the period from capitalization through September 30, 2015, other than the issuance of common stock for cash in connection with the capitalization of Four Corners.
NOTE 3 - SHAREHOLDER’S EQUITY
We have been capitalized with the issuance of 10 shares of common stock ($0.01 par value per share) for a total of $1,000.
NOTE 4 - SUBSEQUENT EVENTS
Incentive Plan
On October 20, 2015, the Board of Directors of Four Corners adopted, and Four Corners’ sole shareholder, Rare Hospitality International, Inc., approved, the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards (each, an “Award” and collectively, the “Awards”) to eligible participants. Subject to adjustment, the maximum number of shares of stock reserved for issuance under the Plan is equal to 2,100,000 shares.
The Plan will terminate on the first to occur of (a) October 20, 2025, which is the tenth (10th) anniversary of the effective date of the Plan, (b) the date determined in accordance with the Board’s authority to terminate the Plan, or (c) the date determined in accordance with the provisions of the Plan addressing the effect of a Change in Control (as defined in the Plan). Upon such termination of the Plan, all outstanding Awards will continue to have full force and effect in accordance with the provisions of the terminated Plan and the applicable award agreement (or other documents evidencing such Awards).

FOUR CORNERS PROPERTY TRUST, INC.
NOTES TO UNAUDITED BALANCE SHEET (continued)

Separation and Distribution Agreement
On October 21, 2015, we entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Darden in connection with our separation and spin-off from Darden. See “Spin-Off” below. The Separation Agreement contains the key provisions relating to the separation and contains other agreements that govern certain aspects of our relationship with Darden that will continue after the spin-off as described in “Other Agreements with Darden” below.
Articles of Amendment and Restatement and Bylaws
On October 22, 2015, we filed Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (the “Articles”) with the Maryland State Department of Assessments and Taxations amending and restating our charter. These Articles provide for, among other things, (i) an increase in our authorized number of shares of capital stock from 100 shares of common stock, par value $0.01 per share to 525,000,000 shares consisting of 25,000,000 shares of preferred stock, par value $0.0001 per share and 500,000,000 shares of common stock, par value $0.0001 per share, and (ii) restrictions on transfer and ownership intended to enable the Company to qualify and maintain its qualification as a real estate investment trust. No shares of preferred stock have been issued. On October 22, 2015, the Company also amended and restated its bylaws to provide terms appropriate as an ongoing publicly traded company.
Revolving Credit and Term Loan Agreement
On November 9, 2015, immediately preceding the consummation of the spin-off transaction discussed below, Four Corners and our operating partnership, Four Corners Operating Partnership, LP (“Four Corners OP”), a Delaware limited partnership of which we are the initial limited partner and our wholly owned subsidiary is its sole general partner, entered into the Revolving Credit and Term Loan Agreement (the “Loan Agreement”) that provides for borrowings of up to $750.0 million and consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credits and matures on November 9, 2019. The revolving credit facility provides for a letter of credit sub-limit of $45.0 million.
The Loan Agreement is a syndicated credit facility that contains an accordion feature such that the aggregate principal amount of the credit facilities can be increased by an additional $250.0 million to an amount not to exceed $1.0 billion in the aggregate, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amounts.
The obligations under the Loan Agreement are secured by a pledge of Four Corners OP’s ownership interests in substantially all of its material subsidiaries, subject to certain exceptions, and are guaranteed, on a joint and several basis, by substantially all of Four Corners OP’s material subsidiaries, subject to certain exceptions. The collateral will be released, if, as a result of growth in the value of our assets following the Spin-Off, the aggregate asset growth capitalization value (as defined in the Loan Agreement) exceeds $300.0 million. The Loan Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, contain obligations to maintain REIT status, and restrict, subject to certain exceptions, the incurrence of debt and liens, the consummation of certain mergers, consolidations and asset sales, the making of distributions and other restricted payments, and entering into transactions with affiliates. In addition, Four Corners OP will be required to comply with the following financial covenants (all terms as defined in the Loan Agreement): (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value; (4) minimum fixed charge coverage ratio of 1.75 to 1.00; (5) minimum consolidated tangible net worth; (6) unhedged floating rate debt not to exceed 50% of all indebtedness; (7) maximum unencumbered leverage ratio not to exceed 60%; and (8) minimum unencumbered debt service coverage ratio of 1.50 to 1.00.
The Loan Agreement also contains customary events of default including, without limitation, payment defaults, violation of covenants cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default will limit the ability of Four Corners and Four Corners OP to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the lenders under the Loan Agreement with respect to the collateral.

FOUR CORNERS PROPERTY TRUST, INC.
NOTES TO UNAUDITED BALANCE SHEET (continued)

The term loan and revolving credit facility interest rates are based on either (1) a LIBOR rate plus a margin ranging from 1.70% to 2.45% (in the case of the term loan) or 1.75% to 2.50% (in the case of the revolving credit facility) or, (2) at our option, an alternate base rate (the “ABR Rate”), plus a margin ranging from 0.70% to 1.45% (in the case of the term loan) or 0.75% to 1.50% (in the case of the revolving credit facility). The actual applicable margin is determined on a quarterly basis according to our total leverage ratio as defined by the Loan Agreement. The unused commitment fee on the revolving credit facility is 0.25% or 0.35% per year, depending on the amount of the unused portion of the revolving credit facility, is computed based on the average daily amount of the unused portion of the revolving credit facility, and is payable quarterly. The interest rate will increase by a rate of 2% per year over the prevailing interest rate on outstanding borrowings and other amounts due and owing following the occurrence and during the continuation of an event of default. Amounts owing under the Loan Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a LIBOR rate election is in effect.
Immediately preceding the Spin-Off, Four Corners OP drew down the full amount of the term loan using a portion of the proceeds to pay Darden $315.0 million in connection with the Spin-Off discussed below. The remainder of the proceeds will be used to pay all or part of the cash portion of the purging distribution required in connection with qualifying as a REIT, for working capital purposes and for general corporate purposes.
At the time of draw down, the effective interest rate on the term loan was 1.93%. As of December 4, 2015, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.
Interest Rate Hedges
On November 10, 2015, Four Corners OP entered into two interest rate swaps pursuant to an International Swaps and Derivatives Association Master Agreement with J.P.Morgan Chase Bank, N.A. to economically hedge its exposure in cash flows associated with its variable rate debt obligations described above. One swap has a fixed notional value of $200.0 million that matures on November 9, 2018, where the fixed rate paid by Four Corners OP is equal to 1.16% and the variable rate received resets monthly to the one month LIBOR rate. The second swap has a fixed notional value of $200.0 million that matures on November 9, 2020, where the fixed rate paid by Four Corners OP is equal to 1.56% and the variable rate received resets monthly to the one month LIBOR rate. These hedging agreements were not entered into for trading purposes and have been designated as cash flow hedges. Changes in the effective portion of the fair value of these hedges will be recorded as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affect earnings. Changes in the fair value of the ineffective portion of these hedges will be recorded in earnings.
Spin-Off
On November 9, 2015, in connection with the separation and spin-off of Four Corners from Darden, Darden contributed to us 100% of the equity interest in entities that held 418 properties in which Darden operates restaurants, representing five of their brands (the “Four Corners Properties”), and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “LongHorn San Antonio Business”) and the underlying properties or interests therein associated with the LongHorn San Antonio Business. In exchange, we issued to Darden 42,741,995 shares of our common stock, par value $0.0001 per share and paid to Darden $315.0 million in cash, which we funded from the proceeds of our term loan borrowings under the Loan Agreement. Subsequently, Darden distributed the 42,741,995 shares of our common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of Four Corners common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U. S. federal income tax purposes, except for cash paid in lieu of fractional shares.
Following completion of the Spin-Off on November 9, 2015, we became an independent, publicly traded, self-administered company, primarily engaged in the ownership, acquisition and leasing of restaurant properties. Currently, we generate revenues primarily by leasing the Four Corners Properties to Darden through triple-net lease arrangements under which Darden is primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area

FOUR CORNERS PROPERTY TRUST, INC.
NOTES TO UNAUDITED BALANCE SHEET (continued)

maintenance charges, and maintenance and repair costs (“triple-net”). We also generate revenues by operating the LongHorn San Antonio Business pursuant to franchise agreements with Darden.
Darden obtained a private letter ruling from the IRS regarding the tax-free treatment of the Spin-Off. To preserve that tax-free treatment to Darden, for the two years period following the Spin-Off, we may be prohibited, except in specific circumstances, from taking certain actions, including: (1) entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, or (3) repurchasing our common stock. In addition, we will be prohibited from taking or failing to take any other action that prevents the Spin-Off and related transactions from being tax-free. These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. However, these restrictions are inapplicable in the event that the IRS has granted a favorable ruling to Darden or Four Corners or in the event that Darden or Four Corners has received an opinion from counsel that Four Corners can take such actions under certain safe harbor exceptions without adversely affecting the tax-free status of the Spin-Off and related transactions. For a more detailed description, see “Other Agreements with Darden - (1) Tax Matters Agreement” below.
Leases with Darden
On November 9, 2015, in connection with the Spin-Off, we entered into long-term leases with Darden for the Four Corners Properties (the “Leases”) from which most of our revenues are currently derived. These Leases are on a triple-net basis. Darden is a publicly traded company and is subject to the periodic filing requirements of the Securities and Exchange Act of 1934, as amended. Information filed with the SEC can be seen at www.sec.gov. As indicated in those filings, for the fiscal year ended May 31, 2015, Darden reported that it had sales of $6.8 billion and generated net cash from continuing operations of $874.3 million.
Franchise Agreement
On November 9, 2015, in connection with the Spin-Off, Kerrow Restaurants, LLC (“Kerrow”), an indirect, wholly owned subsidiary of Four Corners OP, entered into franchise agreements with Darden that grant Kerrow the right and licenses to operate the LongHorn San Antonio Business (the “Franchise Agreements”). The Franchise Agreements include, among other things, a license to display trademarks, utilize trade secrets and purchase proprietary products from Darden. Other services included under the Franchise Agreements are marketing services, training and access to certain LongHorn operating procedures. The Franchise Agreements also contain provisions under which Darden may provide certain technical support for the LongHorn San Antonio Business. The fees and conditions of these franchising services are on terms comparable to similar franchising services negotiated on an arm’s length basis, are consistent with industry standard provisions and are not expected to have a material impact on our financial statements.
Other Agreements with Darden
On November 9, 2015, in connection with the Spin-Off, we entered into the following other agreements with Darden:
(1) Tax Matters Agreement. The Tax Matters Agreement that governs our and Darden’s respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Spin-Off and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, tax returns, tax contests and certain other tax matters. This agreement imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the Spin-Off and certain related transactions, including:

•	generally, for two years after the Spin-Off, taking, or permitting any of its subsidiaries to take, an action that might be a disqualifying action without receiving the prior consent of Darden;

•
for two years after the Spin-Off, entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition of Four Corners stock or the issuance of shares of Four Corners stock, or options to acquire or other rights in respect of such stock,

FOUR CORNERS PROPERTY TRUST, INC.
NOTES TO UNAUDITED BALANCE SHEET (continued)

unless, generally, the shares are issued to qualifying Four Corners employees or retirement plans, each in accordance with “safe harbors” under regulations issued by the IRS;

•	for two years after the Spin-Off, repurchasing our shares, except to the extent consistent with guidance issued by the IRS; and

•	for two years after the Spin-Off, voluntarily dissolving, liquidating, merging or consolidating with any other person.
Nevertheless, we will be permitted to take any of the actions described above in the event that the IRS has granted a favorable ruling to Darden or Four Corners or in the event that Darden or Four Corners has received an opinion from counsel that Four Corners can take such actions under certain safe harbor exceptions without adversely affecting the tax-free status of the Spin-Off and related transactions.
The Tax Matters Agreement provides special rules allocating tax liabilities in the event the Spin-Off, together with certain related transactions, is not tax-free. In general, under this agreement, each party is responsible for any taxes imposed on Darden that arise from the failure of the Spin-Off and certain related transactions to qualify as a tax-free transaction for U.S. federal income tax purposes to the extent the failure to qualify is attributable to action taken by such party.
(2) Transition Services Agreement. The Transition Services Agreement which defines those certain administrative and support services that Darden will provide to us and our subsidiaries on a transitional basis for a period not to exceed one year. We have the right to terminate a transition service upon notice to Darden; provided, that if we provide less than 60 days’ notice then we will be required to compensate Darden for the cost of Darden providing such service through the end of such 60-day period. The fees charged to us for the transition services in accordance with the Transition Services Agreement will approximate actual costs incurred by Darden in providing the transition services to us for the relevant period. The majority of these services are not expected to be recurring in nature and the fees charged to us are not expected to have a material impact on our financial statements.
(3) Employee Matters Agreement. The Employee Matters Agreement that governs the respective compensation and employee benefit obligations of us and Darden with respect to the current and former employees of each company and generally allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs.
NOTE 5 - APPLICATION OF NEW ACCOUNTING STANDARDS
In September 2015, the FASB issued Accounting Standards Update No. (“ASU No.”) 2015-16, Business Combinations (Topic 805). This update modifies the requirements for recognizing adjustments to provisional amounts recognized in a business combination. Currently, GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in ASU No. 2015-16 eliminate the requirement to retrospectively account for such adjustments. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and is to be applied prospectively. We will adopt this guidance effective January 1, 2016.

LONGHORN SAN ANTONIO BUSINESS
COMBINED BALANCE SHEETS
(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$7	$7
Inventories	162	113
Prepaid expenses	50	62
Deferred income tax assets	45	38
Total current assets	264	220
Land, buildings and equipment, net of accumulated depreciation of $4,433 and $3,860, respectively	11,189	11,722
Other assets	7	7
Total assets	$11,460	$11,949

LIABILITIES AND PARENT COMPANY EQUITY
Current liabilities:
Accounts payable	$415	$450
Accrued payroll	101	136
Other accrued taxes	313	407
Other current liabilities	356	342
Total current liabilities	1,185	1,335
Deferred income taxes	984	1,033
Deferred rent	543	484
Other liabilities	107	99
Total liabilities	2,819	2,951
Parent company equity:
Parent company investment	8,641	8,998
Total parent company equity	8,641	8,998
Total liabilities and parent company equity	$11,460	$11,949
See accompanying notes to unaudited combined financial statements.

LONGHORN SAN ANTONIO BUSINESS
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales, net	$4,413	$4,339	$13,927	$13,365
Costs and expenses:
Food and beverage	1,755	1,707	5,637	5,315
Restaurant labor	1,137	1,145	3,577	3,457
Restaurant expenses	655	710	2,154	2,310
Selling, general and administrative	541	583	1,568	1,639
Depreciation	208	213	605	631
Total costs and expenses	4,296	4,358	13,541	13,352
Income (loss) before income taxes	117	(19)	386	13
Income tax expense (benefit)	6	(40)	(5)	(98)
Net income and comprehensive income	$111	$21	$391	$111
See accompanying notes to unaudited combined financial statements.

LONGHORN SAN ANTONIO BUSINESS
COMBINED STATEMENT OF CHANGES IN PARENT COMPANY EQUITY
(In thousands)
(Unaudited)

Parent Company Investment
Balance at December 31, 2014	$8,998
Net income and comprehensive income	391
Net transfers to parent	(748)
Balance at September 30, 2015	$8,641
See accompanying notes to unaudited combined financial statements.

LONGHORN SAN ANTONIO BUSINESS
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows - operating activities
Net income and comprehensive income	$391	$111
Adjustments to reconcile net income and comprehensive income to cash flows provided by operating activities:
Depreciation	605	631
Loss on disposal of land, building and equipment	25	6
Stock based compensation expense	96	57
Deferred income taxes	(56)	(117)
Changes in operating assets and liabilities:
Inventories	(49)	(34)
Prepaid expenses	12	(1)
Accounts payable	(35)	(52)
Accrued payroll	(35)	(8)
Other accrued taxes	(94)	(92)
Other current liabilities	12	87
Other assets and liabilities	(86)	(73)
Change in deferred rent liability	59	59
Net cash provided by operating activities	845	574
Cash flows - investing activities
Purchases of land, buildings and equipment	(97)	(46)
Net cash used in investing activities	(97)	(46)
Cash flows - financing activities
Net transfers to parent	(748)	(528)
Net cash used in financing activities	(748)	(528)
Change in cash	—	—
Cash - beginning of period	7	7
Cash - end of period	$7	$7
See accompanying notes to unaudited combined financial statements.

LONGHORN SAN ANTONIO BUSINESS
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
At September 30, 2015, Darden Restaurants, Inc. (together with its subsidiaries, “Darden”) owned and operated six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “LongHorn San Antonio Business”). The LongHorn San Antonio Business operates in the full-service dining segment of the restaurant industry. On November 9, 2015, Darden completed a spin-off transaction that resulted in the LongHorn San Antonio Business being contributed to Kerrow Restaurants, LLC (“Kerrow”). Kerrow is an indirect, wholly owned subsidiary of Four Corners Operating Partnership, LP (“Four Corners OP”). Four Corners Property Trust, Inc. (“Four Corners”) is the initial limited partner of Four Corners OP and is the sole general partner of Four Corners OP. See Note 2 - Subsequent Events - Spin-Off for further discussion. Any references to “the Company,” “we,” “us,” or “our” for all periods ended November 9, 2015 and prior refer to The LongHorn San Antonio Business as owned by Darden and for all periods subsequent to November 9, 2015 refer to the LongHorn San Antonio Business as owned by Kerrow.
Basis of Presentation
These accompanying unaudited combined financial statements have been prepared on a stand-alone basis and are derived from Darden’s unaudited consolidated financial statements and underlying accounting records. The unaudited combined financial statements reflect our historical results of operations, financial position and cash flows as though we were part of Darden prior to the spin-off transaction, in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the SEC. Accordingly, the unaudited combined financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 and 2014, and our cash flows for the nine months ended September 30, 2015 and 2014 have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited combined financial statements should be read in conjunction with the audited financial statements and combined notes thereto included in Four Corners’ Information Statement filed as an exhibit to Four Corners’ Registration Statement on Form 10 filed with the Securities and Exchange Commission in final form on October 21, 2015.
The combined financial statements include all revenues and costs allocable to us either through specific identification or allocation, and all assets and liabilities directly attributable to us as derived from the operations of the restaurants. The combined statements of comprehensive income include allocations of certain costs from Darden incurred on our behalf. There were no intercompany transactions to eliminate in combination. See Note 3 - Related Party Transactions for a further description of allocated expenses.
Seasonality
Our sales volumes fluctuate seasonally. Typically, our average sales per restaurant are highest in the spring and winter, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.
NOTE 2 - SUBSEQUENT EVENTS
Separation and Distribution Agreement
On October 21, 2015, Four Corners entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Darden in connection with Four Corners’ separation and spin-off from Darden. See “Spin-Off” below. The Separation

LONGHORN SAN ANTONIO BUSINESS
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (continued)

Agreement contains the key provisions relating to the separation of the Four Corners Properties and the LongHorn San Antonio Business from Darden. It also contains other agreements that govern certain aspects of our relationship with Darden that will continue after the spin-off transaction as described in “Other Agreements with Darden” below.
Spin-Off
On November 9, 2015, in connection with the separation and spin-off of Four Corners from Darden, Darden contributed to Four Corners 100% of the equity interest in entities that held 418 properties in which Darden operates restaurants, representing five of their brands (the “Four Corners Properties”), the LongHorn San Antonio Business and the underlying properties or interests therein associated with the LongHorn San Antonio Business. In exchange, Four Corners issued to Darden 42,741,995 shares of its common stock, par value $0.0001 per share and paid to Darden $315.0 million in cash, which was funded from the proceeds of Four Corners OP’s term loan borrowings under the Loan Agreement. Subsequently, Darden distributed the 42,741,995 shares of Four Corners common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of Four Corners common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U. S. federal income tax purposes, except for cash paid in lieu of fractional shares.
Darden obtained a private letter ruling from the IRS regarding the tax-free treatment of the Spin-Off. To preserve that tax-free treatment to Darden, for the two years period following the Spin-Off, Four Corners’ may be prohibited, except in specific circumstances, from taking certain actions, including: (1) entering into any transaction pursuant to which all or a portion of its stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, or (3) repurchasing its common stock. In addition, Four Corners will be prohibited from taking or failing to take any other action that prevents the Spin-Off and related transactions from being tax-free. These restrictions may limit Four Corners’ ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of its business. However, these restrictions are inapplicable in the event that the IRS has granted a favorable ruling to Darden or Four Corners or in the event that Darden or Four Corners has received an opinion from counsel that Four Corners can take such actions under certain safe harbor exceptions without adversely affecting the tax-free status of the Spin-Off and related transactions. For a more detailed description, see “Other Agreements with Darden - (1) Tax Matters Agreement” contained in the Four Corners Property Trust, Inc. Notes to Unaudited Balance Sheet, Note 4 - Subsequent Events found within this Form 10-Q.
Franchise Agreement
On November 9, 2015, in connection with the Spin-Off, Kerrow, entered into franchise agreements with Darden that grant Kerrow the right and licenses to operate the LongHorn San Antonio Business (the “Franchise Agreements”). The Franchise Agreements include, among other things, a license to display trademarks, utilize trade secrets and purchase proprietary products from Darden. Other services included under the Franchise Agreements are marketing services, training and access to certain LongHorn operating procedures. The Franchise Agreements also contain provisions under which Darden may provide certain technical support for the LongHorn San Antonio Business. The fees and conditions of these franchising services are on terms comparable to similar franchising services negotiated on an arm’s length basis and consistent with industry standard provisions.
Other Agreements with Darden
On November 9, 2015, in connection with the Spin-Off, Four Corners entered into the following other agreements with Darden:
(1) Transition Services Agreement. The Transition Services Agreement which defines those certain administrative and support services that Darden will provide to Four Corners and its subsidiaries on a transitional basis for a period not to exceed one year. Four Corners has the right to terminate a transition service upon notice to Darden; provided, that if it provides less than 60 days’ notice then it will be required to compensate Darden for the cost of Darden providing such service through the end of such 60-day period. The fees charged for the transition services in accordance with the Transition Services Agreement approximate actual costs incurred by Darden in providing the transition services for the

LONGHORN SAN ANTONIO BUSINESS
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (continued)

relevant period. The majority of these services are not expected to be recurring in nature and the fees charged to us are not expected to have a material impact on our financial statements.
(2) Employee Matters Agreement. The Employee Matters Agreement that governs the respective compensation and employee benefit obligations of us and Darden with respect to the current and former employees of each company and generally allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs.

LONGHORN SAN ANTONIO BUSINESS
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (continued)

NOTE 3 - RELATED PARTY TRANSACTIONS
Allocation of Corporate Expenses
We have historically been managed in the normal course of business by Darden and its subsidiaries. We have included all direct costs incurred in connection with our operations for which specific identification was practical. Additionally, certain shared costs have been allocated to us and reflected as expenses in the stand-alone combined financial statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical Darden expenses allocable to us for purposes of the stand-alone financial statements; however, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate, stand-alone entity. Management does not believe, however, that it is practicable to estimate what these expenses would have been had we operated as a separate, stand-alone entity, including any expenses associated with obtaining any of these services from unaffiliated entities. Actual costs that would have been incurred had we been a stand-alone entity would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. In addition, the expenses reflected in the combined financial statements may not be indicative of expenses that will be incurred by us in the future.
The costs allocated to us were made on the basis of operating weeks, net sales or other relevant measures. Corporate expense allocations primarily relate to centralized corporate functions, including advertising, finance, accounting, treasury, tax, legal, internal audit, human resources, facilities, risk management functions, employee benefits and stock based compensation (except for specifically identified stock-based compensation benefits). In addition, corporate expenses include, among other costs, maintenance of existing software, technology and websites, development of new or improved software technology, professional fees for legal, accounting, and financial services, non-income taxes and reserves or expenses related to litigation, investigations, or similar matters. Corporate expenses of approximately $312,000 and $277,000 were allocated to us for the three months ended September 30, 2015 and 2014, respectively, and approximately $851,000 and $844,000 for the nine months ended September 30, 2015 and 2014, respectively. These allocations have been included within selling, general and administrative expenses in the combined statements of comprehensive income. All of the corporate allocations of costs are deemed to have been incurred and settled through parent company equity in the period where the costs were recorded. Following the Spin-Off, we will perform these functions using our own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Darden under the Transition Services Agreements discussed in Note 2 - Subsequent Events.
Cash Management and Treasury
Prior to the Spin-Off, Darden used a centralized approach to cash management and financing of operations. Our cash was deposited into a depository bank account on a regular schedule and Darden “swept” our account nightly to a zero balance, moving the funds to Darden’s corporate account. Darden also funded our operating and investing activities as needed. Transfers of cash both to and from Darden (including year-end receivable or payable balances) have been included within parent company investment on the combined statements of changes in parent company equity. Interest costs for intercompany borrowings associated with major capital outlays for the construction of land, buildings, and equipment associated with opening restaurants or significant remodelings, were charged to the restaurants. We have not included any interest charges for intercompany cash transactions, since historically, Darden has not allocated interest related to short term working capital intercompany advances to any of its businesses. Darden has issued debt for general corporate purposes and acquisitions but in no case has any such debt been guaranteed or assumed by the LongHorn San Antonio Business or otherwise secured by the assets of the LongHorn San Antonio Business. Aside from the aforementioned capital outlays, as Darden’s debt and related interest was not directly allocable to us, these amounts have not been reflected in these combined financial statements.

LONGHORN SAN ANTONIO BUSINESS
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (continued)

NOTE 4 - INCOME TAXES
Income taxes settled through parent company equity were expenses of approximately $24,000 and $51,000 for the three and nine months ended September 30, 2015, respectively and approximately $7,000 and $18,000 for the three and nine months ended September 30, 2014.
The effective income tax rate was 5.1% for the three months ended September 30, 2015 and a benefit of 1.3% for the nine months ended September 30, 2015 compared to an effective income tax rate of 210.5% and a benefit of 753.8% for the three and nine months ended September 30, 2014, respectively. The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying combined statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. statutory rate	34.0%	34.0%	34.0%	34.0%
State and local income taxes, net of federal tax benefits	2.9%	(17.0)%	2.7%	74.5%
Benefit of federal income tax credits	(40.4)%	250.3%	(52.1)%	(1,126.1)%
Permanent differences	8.6%	(56.8)%	14.1%	263.8%
Effective income tax rate	5.1%	210.5%	(1.3)%	(753.8)%
The change in the effective income tax rate for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 is primarily attributable to an increase in earnings before income taxes.
NOTE 5 - COMMITMENTS AND CONTINGENCIES
We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employee wage and hour claims and others related to operational issues common to the restaurant industry. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits, proceedings or claims. While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, we believe that the maximum liability related to probable lawsuits, proceedings and claims in which we are currently involved, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity.

FOUR CORNERS PROPERTIES
COMBINED BALANCE SHEETS
(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Land, buildings and equipment, net of accumulated depreciation of $556,847 and $524,872, respectively	$822,967	$843,088
Total assets	$822,967	$843,088

LIABILITIES AND PARENT COMPANY EQUITY
Liabilities:
Deferred income taxes	$78,453	$60,174
Total liabilities	78,453	60,174
Parent company equity:
Parent company investment	744,514	782,914
Total parent company equity	744,514	782,914
Total liabilities and parent company equity	$822,967	$843,088
See accompanying notes to combined financial statements.

FOUR CORNERS PROPERTIES
NOTES TO UNAUDITED COMBINED BALANCE SHEETS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
At September 30, 2015, Four Corners Properties consisted of 418 properties in which Darden Restaurants, Inc. (together with its subsidiaries, “Darden”) operated restaurants representing five of their brands (the “Four Corners Properties”). On November 9, 2015, Darden completed a spin-off transaction whereby they contributed 100% of the equity interest in the entities that own the Four Corners Properties to Four Corners Operating Partnership, LP (together with its subsidiaries, “Four Corners OP”). See Note 2 - Subsequent Events below for further discussion. Any references to “the Company,” “we,” “us,” or “our” for all periods ended November 9, 2015 and prior refer to Four Corners Properties as owned by Darden and for all periods subsequent to November 9, 2015 refer to Four Corners Properties as owned by Four Corners OP.
Basis of Presentation
The accompanying unaudited combined balance sheet presents the restaurant property assets and liabilities that were transferred to Four Corners Properties in the separation and spin-off as though we were part of Darden prior to the distribution, in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the SEC. Accordingly, the unaudited combined financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. There were no intercompany transactions to eliminate in combination. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position as of September 30, 2015 have been included. The unaudited combined financial statements should be read in conjunction with the audited financial statements and combined notes thereto included in Four Corners’ Information Statement filed as an exhibit to its Registration Statement on Form 10 filed with the Securities and Exchange Commission in final form on October 21, 2015. The Four Corners Properties were owner-occupied by Darden and, accordingly, there are no historical results of operations related to these assets.
The accompanying unaudited combined balance sheet reflects Darden’s historical carrying value of the assets and liabilities as of the financial statement date consistent with the accounting for spin-off transactions in accordance with GAAP.
NOTE 2 - SUBSEQUENT EVENTS
Separation and Distribution Agreement
On October 21, 2015, Four Corners entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Darden in connection with Four Corners’ separation and spin-off from Darden. See “Spin-Off” below. The Separation Agreement contains the key provisions relating to the separation of the Four Corners Properties and the LongHorn San Antonio Business from Darden. It also contains other agreements that govern certain aspects of our relationship with Darden that will continue after the spin-off transaction as described in “Other Agreements with Darden” below.
Revolving Credit and Term Loan Agreement
On November 9, 2015, immediately preceding the consummation of the spin-off transaction discussed below, Four Corners and its operating partnership, Four Corners OP, entered into the Revolving Credit and Term Loan Agreement (the “Loan Agreement”) that provides for borrowings of up to $750.0 million and consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credits and matures on November 9, 2019. The revolving credit facility provides for a letter of credit sub-limit of $45.0 million. The obligations under the Loan Agreement are secured by a pledge of Four Corners OP’s ownership interests in substantially all of its material subsidiaries, subject to certain exceptions, and are guaranteed, on a joint and several basis, by substantially all of Four Corners OP’s material subsidiaries, subject to certain exceptions.

FOUR CORNERS PROPERTIES
NOTES TO UNAUDITED COMBINED BALANCE SHEETS

Spin-Off
On November 9, 2015, in connection with the separation and spin-off of Four Corners from Darden, Darden contributed to Four Corners 100% of the equity interest in entities that held the Four Corners Properties, and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “LongHorn San Antonio Business”) and the underlying properties or interests therein associated with the LongHorn San Antonio Business. In exchange, Four Corners issued to Darden 42,741,995 shares of our common stock, par value $0.0001 per share and paid to Darden $315.0 million in cash, which we funded from the proceeds of Four Corners OP’s term loan borrowings under the Loan Agreement. Subsequently, Darden distributed the 42,741,995 shares of Four Corners common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of Four Corners common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U. S. federal income tax purposes, except for cash paid in lieu of fractional shares.
Following completion of the Spin-Off on November 9, 2015, Four Corners became an independent, publicly traded, self-administered company, primarily engaged in the ownership, acquisition and leasing of restaurant properties. Currently, Four Corners generates revenues primarily by leasing the Four Corners Properties to Darden through triple-net lease arrangements under which Darden is primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs (“triple-net”).
Darden obtained a private letter ruling from the IRS regarding the tax-free treatment of the Spin-Off. To preserve that tax-free treatment to Darden, for the two years period following the Spin-Off, Four Corners’ may be prohibited, except in specific circumstances, from taking certain actions, including: (1) entering into any transaction pursuant to which all or a portion of its stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, or (3) repurchasing its common stock. In addition, Four Corners will be prohibited from taking or failing to take any other action that prevents the Spin-Off and related transactions from being tax-free. These restrictions may limit Four Corners’ ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of its business. However, these restrictions are inapplicable in the event that the IRS has granted a favorable ruling to Darden or Four Corners or in the event that Darden or Four Corners has received an opinion from counsel that Four Corners can take such actions under certain safe harbor exceptions without adversely affecting the tax-free status of the Spin-Off and related transactions. For a more detailed description, see “Other Agreements with Darden - (1) Tax Matters Agreement” below.
Leases with Darden
On November 9, 2015, in connection with the Spin-Off, Four Corners entered into long-term leases with Darden for the Four Corners Properties (the “Leases”) from which most of our revenues are currently derived. These Leases are on a triple-net basis. Darden is a publicly traded company and is subject to the periodic filing requirements of the Securities and Exchange Act of 1934, as amended. Information filed with the SEC can be seen at www.sec.gov. As indicated in those filings, for the fiscal year ended May 31, 2015, Darden reported that it had sales of $6.8 billion and generated net cash from continuing operations of $874.3 million.
Other Agreements with Darden
On November 9, 2015, in connection with the Spin-Off, Four Corners entered into the following other agreements with Darden:
(1) Tax Matters Agreement. The Tax Matters Agreement that governs our and Darden’s respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Spin-Off and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, tax returns, tax contests and certain other tax matters. This agreement imposes certain restrictions on Four Corners and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the Spin-Off and certain related transactions, including:

FOUR CORNERS PROPERTIES
NOTES TO UNAUDITED COMBINED BALANCE SHEETS

•	generally, for two years after the Spin-Off, taking, or permitting any of its subsidiaries to take, an action that might be a disqualifying action without receiving the prior consent of Darden;

•
for two years after the Spin-Off, entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition of Four Corners stock or the issuance of shares of Four Corners stock, or options to acquire or other rights in respect of such stock, unless, generally, the shares are issued to qualifying Four Corners employees or retirement plans, each in accordance with “safe harbors” under regulations issued by the IRS;

•	for two years after the Spin-Off, repurchasing Four Corners shares, except to the extent consistent with guidance issued by the IRS; and

•	for two years after the Spin-Off, voluntarily dissolving, liquidating, merging or consolidating with any other person.
Nevertheless, Four Corners will be permitted to take any of the actions described above in the event that the IRS has granted a favorable ruling to Darden or Four Corners or in the event that Darden or Four Corners has received an opinion from counsel that Four Corners can take such actions under certain safe harbor exceptions without adversely affecting the tax-free status of the Spin-Off and related transactions.
The Tax Matters Agreement provides special rules allocating tax liabilities in the event the Spin-Off, together with certain related transactions, is not tax-free. In general, under this agreement, each party is responsible for any taxes imposed on Darden that arise from the failure of the Spin-Off and certain related transactions to qualify as a tax-free transaction for U.S. federal income tax purposes to the extent the failure to qualify is attributable to action taken by such party.
(2) Transition Services Agreement. The Transition Services Agreement which defines those certain administrative and support services that Darden will provide to Four Corners and its subsidiaries on a transitional basis for a period not to exceed one year. Four Corners has the right to terminate a transition service upon notice to Darden; provided, that if it provides less than 60 days’ notice then it will be required to compensate Darden for the cost of Darden providing such service through the end of such 60-day period. The fees charged for the transition services in accordance with the Transition Services Agreement approximate actual costs incurred by Darden in providing the transition services for the relevant period. The majority of these services are not expected to be recurring in nature and the fees charged to us are not expected to have a material impact on our financial statements.
NOTE 3 - INCOME TAXES
The tax effects of temporary differences that gave rise to the deferred tax liabilities were related to the buildings and equipment and were approximately $78.5 million and $60.2 million as of September 30, 2015 and December 31, 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
On November 9, 2015, in connection with the separation and spin-off of Four Corners Property Trust, Inc. (“Four Corners) from Darden Restaurants, Inc. (together with its consolidated subsidiaries, “Darden”), Darden contributed to us 100% of the equity interest in entities that held 418 properties in which Darden operates restaurants, representing five of their brands (the “Four Corners Properties”), and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “LongHorn San Antonio Business”) and the underlying properties or interests therein associated with the LongHorn San Antonio Business. In exchange, we issued to Darden 42,741,995 shares of our common stock, par value $0.0001 per share and we paid to Darden $315.0 million in cash, which we funded from the proceeds of our term loan borrowings. Subsequently, Darden distributed the 42,741,995 shares of our common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of Four Corners common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U. S. federal income tax purposes, except for cash paid in lieu of fractional shares.
The following is a discussion and analysis of (i) the historical results of operations of the LongHorn San Antonio Business, the predecessor to Four Corners, which we own and operate subsequent to the completion of the Spin-Off, for the three and nine months ended September 30, 2015 and 2014, and (ii) our financial condition immediately following the Spin-Off. The Four Corners Properties were not operated by Darden as a stand-alone business and, accordingly, there are no historical results of operations related to these assets. Additionally, as of September 30, 2015, Four Corners had no material assets or any operations. Therefore, statements of income (loss), equity and cash flows have not been presented here as there was no activity for the period from capitalization on July 16, 2015 through September 30, 2015, other than the issuance of common stock for cash in connection with the capitalization. The following should be read in conjunction with the accompanying unaudited financial statements and the notes thereto set forth in Part 1, Item 1 of this Quarterly Report on Form 10-Q and our Information Statement filed as an exhibit to our Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) in final form on October 21, 2015. The LongHorn San Antonio Business’ historical combined financial statements for the three and nine months ended September 30, 2015 and 2014 refer to the LongHorn San Antonio Business as owned and operated by Darden and include all revenue and costs allocable to the LongHorn San Antonio business either through specific identification or allocation, and all assets and liabilities directly attributable to the LongHorn San Antonio Business derived from the operations of the restaurants. The combined statements of comprehensive income include allocations of certain costs from Darden incurred on the LongHorn San Antonio Business’ behalf. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical Darden expenses allocable to the LongHorn San Antonio Business for purposes of the combined financial statements. However, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the LongHorn San Antonio Business had operated as a separate, stand-alone entity. Any references to “the Company,” “we,” “us,” or “our” for all periods ended November 9, 2015 and prior refer to Four Corners as owned by Darden and for all periods subsequent to November 9, 2015 refer to Four Corners as an independent, publicly traded, self-administered company.
Overview
Following completion of the Spin-Off from Darden on November 9, 2015, we became an independent publicly traded, self-administered company primarily engaged in the ownership, acquisition and leasing of restaurant and retail properties. We own the Four Corners Properties and the LongHorn San Antonio Business. The Four Corners Properties are leased to Darden on a long-term basis (the “Leases”) through triple-net lease arrangements under which Darden is primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs (“triple-net”). We also generate revenue by operating the LongHorn San Antonio Business. Of the six restaurant properties that make up the LongHorn San Antonio Business, three are properties that we will lease to our wholly owned indirect subsidiary, Kerrow Holdings, LLC and/or one of its subsidiaries (collectively “Kerrow”), and three are owned by Kerrow, subject to ground leases.

We expect to grow our portfolio by pursuing opportunities to acquire additional facilities. We will lease our facilities to a diverse group of local, regional and national restaurant and retail operators, as well as related businesses. We also anticipate diversifying our portfolio over time by acquiring assets in different geographic markets, and potentially in different asset classes.
We intend to elect and qualify to be subject to tax as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year beginning January 1, 2016. As a result, we will be subject to federal and state income taxes for our taxable year ending December 31, 2015. We intend to operate in what is commonly referred to as an UPREIT structure, in which substantially all of our properties and assets will be held through Four Corners Operating Partnership, LP (“Four Corners OP”), a Delaware limited partnership of which we are the initial limited partner. Four Corners OP is managed by Four Corners GP, LLC, the sole general partner of Four Corners OP and a wholly owned subsidiary of Four Corners. Four Corners GP, LLC is responsible for the management of Four Corners OP in accordance with Delaware law and Four Corners OP’s limited partnership agreement.
To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. For further discussion, see “Liquidity and Capital Resources—Dividends” below.
Our Business Strategy
Our primary goal is to create long-term shareholder value by executing our investment objectives to maximize the value of our assets, to acquire assets with growth opportunities due to favorable lease structures and attractive submarket demographics, and to provide attractive and growing quarterly cash dividends. To achieve this goal, we intend to own the Four Corners Properties and collect rents under the Leases, as well as pursue a business strategy focused on opportunistic acquisitions and asset and tenant diversification. We do not currently have a fixed schedule of the number of acquisitions we intend to make over a particular time period, but, rather, we intend to pursue those acquisitions that meet our investing and financing objectives where we can earn a return above our weighted-average cost of capital adjusted to contemplate counterparty risk.
The key components of our business strategy, beyond our triple-net leases with Darden, include:

•
Acquire Additional Restaurant Properties: Initially, we expect to focus on growing and diversifying our property portfolio by acquiring restaurant properties. These transactions may take many forms including triple-net sale-leaseback transactions with restaurant operators, acquisitions in the 1031 exchange market or acquisitions of portfolios of properties from other REITs and other public and private real estate owners. We will employ a disciplined, opportunistic acquisition strategy and price transactions appropriately based on, among other things, the mix of assets acquired, length and terms of the lease, location and submarket attractiveness, and the credit worthiness of the initial tenant.

•
Fund Strategic Capital Improvements for Existing and Future Tenants: Initially, Darden will constitute our entire tenant base. We will consider supporting the growth initiatives of Darden, and any future tenant operators, by providing capital to them for a variety of purposes, including capacity augmentation projects. If completed, we expect to structure these investments under terms that we deem to be economically attractive to our shareholders, either as lease amendments that produce additional rents or as loans that are repaid by operators during the applicable lease term.

•
Releasing Properties: Over time we will face a retenanting risk and opportunity. If Darden or other future tenants elect to cease operations at any of our properties, we will be faced with finding a replacement tenant at the end of the lease term. We plan to use leasing expertise and relationships developed through our national operations to replace tenants under any expiring leases. This will present us with the opportunity to reset leases to market rents upon the releasing of properties.

•
Develop New Tenant Relationships: Our focus in the restaurant and related food service industry will allow us to cultivate new relationships with potential tenants and restaurant operators in order to expand the mix of tenants operating our properties and, in doing so, reduce our concentration with Darden.

•
Maintain Balance Sheet Strength and Liquidity: We intend to seek to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through our operations as well as our $350.0 million revolving credit facility that is undrawn as of December 4, 2015. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.

•
Operate the LongHorn San Antonio Business: We will operate the LongHorn San Antonio Business through our taxable REIT subsidiary, Kerrow. Although we intend to derive the majority of our revenue from leasing properties on a triple-net basis to restaurant and retail operators, the LongHorn San Antonio Business will provide us with a diversified revenue stream and equip us with the expertise to better analyze other restaurant properties that could serve as expansion opportunities.

Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our assets and acquire assets with cash flow growth potential. Initially, we intend to invest primarily in restaurant properties. Over time, we believe we have the potential to diversify into other food service and related property types beyond the restaurant industry.
We expect that future investments in properties, including any improvements or renovations of currently owned or newly-acquired restaurant properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. At the completion of the Spin-Off, all of the Four Corners Properties were exclusively leased to Darden pursuant to triple-net leases. As we acquire additional properties we expect to enter into triple-net leases with other third parties. Our investment and financing policies and objectives are subject to change periodically at the discretion of our board of directors without a vote of shareholders.

Summary of Combined Historical Results of Operations of the LongHorn San Antonio Business (the Predecessor of Four Corners Property Trust)
Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014 (unaudited)
The following table sets forth selected operating data and that operating data as a percent of sales of the LongHorn San Antonio Business, for the periods indicated. All information is derived from the unaudited combined statements of comprehensive income for the three months ended September 30, 2015 and 2014 included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2015		2014
	(unaudited)		(unaudited)
(Dollars in thousands)	$	% of Sales	$	% of Sales
Sales, net	$4,413	100.0%	$4,339	100.0%
Cost and expenses:
Food and beverage	1,755	39.8	1,707	39.3
Restaurant labor	1,137	25.8	1,145	26.4
Restaurant expenses	655	14.8	710	16.4
Selling, general and administrative	541	12.3	583	13.4
Depreciation	208	4.7	213	4.9
Total costs and expenses	4,296	97.4	4,358	100.4
Income (loss) before income taxes	117	2.6	(19)	(0.4)
Income tax (benefit)	6	0.1	(40)	(0.9)
Net income and comprehensive income	$111	2.5%	$21	0.5%
The LongHorn San Antonio Business had six restaurants open during each of the three months ended September 30, 2015 and 2014.
SALES
Sales for the three months ended September 30, 2015 increased approximately $0.1 million, or 1.7%, compared to the same period in 2014 driven by a 2.0 % increase in the average check and a 1.7% increase in guest counts.
COSTS AND EXPENSES
Total costs and expenses decreased approximately $0.1 million, or 1.4%. As a percent of sales, total costs and expenses decreased from 100.4% to 97.4%.
Food and beverage costs increased 2.8%. As a percent of sales, food and beverage costs increased from 39.3% to 39.8% as a result of food cost inflation, primarily the cost of beef, partially offset by increased pricing.
Restaurant labor costs decreased 0.7%. Restaurant labor costs as a percent of sales decreased from 26.4% to 25.8%, primarily as a result of increased sales.
Restaurant expenses (which include utilities, common area maintenance charges, repairs and maintenance, credit card fees, lease expense, property tax, workers’ compensation, and other restaurant-level operating expenses) decreased approximately $0.1 million, or 7.7%. As a percent of sales, restaurant expenses decreased from 16.4% to 14.8% primarily as a result of decreased workers’ compensation costs, utilities, repairs and maintenance, real and personal property taxes and increased sales.
Selling, general and administrative expenses decreased 7.2%. As a percent of sales, selling, general and administrative expenses decreased from 13.4% to 12.3% primarily as a result of decreased advertising and increased sales, partially offset by increased corporate expenses allocated to us from Darden and increased losses on disposition of fixed assets.

Depreciation expense decreased 2.3%. As a percent of sales, depreciation expense decreased from4.9% to 4.7% primarily as a result of increased sales.
INCOME TAXES
The effective income tax rate was 5.1% as compared to a tax benefit of 210.5% for the three months ended September 30, 2015 and 2014, respectively. The change in the effective income tax rate for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily attributable to an increase in earnings before income taxes.
NET INCOME
Net income for the three months ended September 30, 2015 increased approximately $0.1 million, or 428.6%, compared to the three months ended September 30, 2014, due to higher sales and lower restaurant labor, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales, partially offset by higher food and beverage costs and increased income taxes as a percent of sales.
SEASONALITY
Sales volumes fluctuate seasonally. Typically, our average sales per restaurant are highest in the spring and winter, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014 (unaudited)
The following table sets forth selected operating data and that operating data as a percent of sales of the LongHorn San Antonio Business, for the periods indicated. All information is derived from the unaudited combined statements of comprehensive income for the nine months ended September 30, 2015 and 2014 included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2015		2014
	(unaudited)		(unaudited)
(Dollars in thousands)	$	% of Sales	$	% of Sales
Sales, net	$13,927	100.0%	$13,365	100.0%
Cost and expenses:
Food and beverage	5,637	40.5	5,315	39.8
Restaurant labor	3,577	25.7	3,457	25.9
Restaurant expenses	2,154	15.4	2,310	17.2
Selling, general and administrative	1,568	11.3	1,639	12.3
Depreciation	605	4.3	631	4.7
Total costs and expenses	13,541	97.2	13,352	99.9
Income before income taxes	386	2.8	13	0.1
Income tax (benefit)	(5)	—	(98)	(0.7)
Net income and comprehensive income	$391	2.8%	$111	0.8%
The LongHorn San Antonio Business had six restaurants open during each of the nine months ended September 30, 2015 and 2014.

SALES
Sales for the nine months ended September 30, 2015 increased approximately $0.6 million, or 4.2%, compared to the same period in 2014 driven by a 3.3% increase in the average check and a 0.9% increase in guest counts.
COSTS AND EXPENSES
Total costs and expenses increased approximately $0.2 million, or 1.4%. As a percent of sales, total costs and expenses decreased from 99.9% to 97.2%.
Food and beverage costs increased approximately $0.3 million, or 6.1%. As a percent of sales, food and beverage costs increased from 39.8% to 40.5% as a result of food cost inflation, primarily the cost of beef, partially offset by increased pricing.
Restaurant labor costs increased approximately $0.1 million, or 3.5%. Restaurant labor costs as a percent of sales decreased slightly from 25.9% to 25.7%, primarily as a result of increased sales.
Restaurant expenses (which include utilities, common area maintenance charges, repairs and maintenance, credit card fees, lease expense, property tax, workers’ compensation, and other restaurant-level operating expenses) decreased approximately $0.2 million, or 6.8%. As a percent of sales, restaurant expenses decreased from 17.2% to 15.4% primarily as a result of decreased workers’ compensation costs, utilities and increased sales, partially offset by increased repair and maintenance and security costs.
Selling, general and administrative expenses decreased approximately $0.1 million, or 4.3%. As a percent of sales, selling, general and administrative expenses decreased, primarily as a result of a reduction in television advertising expenses and favorable sales leverage.
Depreciation expense decreased 4.1%. As a percent of sales, depreciation expense decreased from 4.7% to 4.3% as a result of increased sales.
INCOME TAXES
The effective income tax rate was a benefit of 1.3% and 753.8% for the nine months ended September 30, 2015 and 2014, respectively. The change in the effective income tax rate for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily attributable to an increase in earnings before income taxes.
NET INCOME
Net income for the nine months ended September 30, 2015 increased approximately $0.3 million, or 252.3%, compared to the nine months ended September 30, 2014, primarily due to higher sales and lower restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales, partially offset by higher food and beverage costs and lower income tax benefit as a percent of sales.
Summary of Combined Historical Financial Condition of the LongHorn San Antonio Business (the Predecessor of Four Corners Property Trust)
Comparison of the Nine Months Ended September 30, 2015 to the Year Ended December 31, 2014
Current assets totaled $0.3 million as of September 30, 2015, compared to $0.2 million as of December 31, 2014. The increase is primarily attributable to increased inventories driven by the timing of inventory purchases.
Current liabilities totaled $1.2 million as of September 30, 2015, compared to $1.3 million as of December 31, 2014. The decrease is primarily attributable to a decrease in other accrued taxes.

The current liabilities of the LongHorn San Antonio Business exceeded the current assets at September 30, 2015 as a result of Darden’s centralized approach to cash management and financing of operations. For further discussion, refer to Note 3 - Related Party Transactions of the LongHorn San Antonio Business notes to unaudited combined financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Overview of the Longhorn San Antonio Business
At September 30, 2015 and September 30, 2014 (unaudited) we had $7,000 in cash. The following table summarizes the LongHorn San Antonio Business’s cash flows for each of the periods presented.

	Nine Months Ended September 30,
(In millions)	2015	2014
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$0.8	$0.6
Investing activities	$(0.1)	$(0.1)
Financing activities	$(0.7)	$(0.5)
Cash provided by operating activities increased approximately $0.2 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily as a result of increased net income.
Cash used in investing was flat for the nine months ended September 30, 2015 compared to the same period in 2014 and represents the purchase of equipment in support of the LongHorn San Antonio Business.
Cash used for financing activities primarily relate to net transfers to and from Darden, from which the LongHorn San Antonio Business had obtained financing for its business in the ordinary course. The components of net transfers include: (i) cash transfers between the LongHorn San Antonio Business and Darden, (ii) charges for income taxes, (iii) charges from Darden for services to and funding of certain expenses for the LongHorn San Antonio Business and (iv) allocations of Darden’s corporate expenses, which were effectively settled for cash at the time of the transaction as described elsewhere in this filing. See Note 2—Related Party Transactions to the LongHorn San Antonio Business unaudited combined financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources Post Spin-Off
Our principal sources of short-term funding will be our existing cash balances as of the Spin-Off and operating cash flows. Our principal short-term liquidity needs include funding operating and administrative expenses, meeting debt service obligations and funding distributions to stockholders. Our principal sources of long-term funding will be borrowings under the Revolving Credit and Term Loan Agreement we entered into on November 9, 2015 as discussed below. Our principal long-term liquidity needs include meeting debt service and debt maturity obligations, capital expenditures at properties that we own and acquiring additional properties. Based on current forecasts, we believe that funding generated from operating cash flows and available sources of liquidity will be sufficient to meet substantially all operating needs, to make all required interest payments on indebtedness, to make dividend payments as discussed below, and to fund future growth.
Loan Agreement
On November 9, 2015, immediately preceding the consummation of the Spin-Off, Four Corners and Four Corners OP entered into the Revolving Credit and Term Loan Agreement (the “Loan Agreement”) that provides for borrowings of up to

$750.0 million and consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credits and matures on November 9, 2019. The revolving credit facility provides for a letter of credit sub-limit of $45.0 million.
The Loan Agreement is a syndicated credit facility that contains an accordion feature such that the aggregate principal amount of the credit facilities can be increased by an additional $250.0 million to an amount not to exceed $1.0 billion in the aggregate, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amounts.
The obligations under the Loan Agreement are secured by a pledge of Four Corners OP’s ownership interests in substantially all of its material subsidiaries, subject to certain exceptions, and are guaranteed, on a joint and several basis, by substantially all of Four Corners OP’s material subsidiaries, subject to certain exceptions. The collateral will be released, if, as a result of growth in the value of our assets following the Spin-Off, the aggregate asset growth capitalization value (as defined in the Loan Agreement) exceeds $300.0 million. The Loan Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, contain obligations to maintain REIT status, and restrict, subject to certain exceptions, the incurrence of debt and liens, the consummation of certain mergers, consolidations and asset sales, the making of distributions and other restricted payments, and entering into transactions with affiliates. In addition, Four Corners OP will be required to comply with the following financial covenants (all terms as defined in the Loan Agreement): (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value; (4) minimum fixed charge coverage ratio of 1.75 to 1.00; (5) minimum consolidated tangible net worth; (6) unhedged floating rate debt not to exceed 50% of all indebtedness; (7) maximum unencumbered leverage ratio not to exceed 60%; and (8) minimum unencumbered debt service coverage ratio of 1.50 to 1.00.
The Loan Agreement also contains customary events of default including, without limitation, payment defaults, violation of covenants cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default will limit the ability of Four Corners and Four Corners OP to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders under the Loan Agreement with respect to the collateral.
The term loan and revolving credit facility interest rates are based on either (1) a LIBOR rate plus a margin ranging from 1.70% to 2.45% (in the case of the term loan) or 1.75% to 2.50% (in the case of the revolving credit facility) or, (2)or, at our option, an alternate base rate (the “ABR Rate”), plus a margin ranging from 0.70% to 1.45% (in the case of the term loan) or 0.75% to 1.50% (in the case of the revolving credit facility). The actual applicable margin is determined on a quarterly basis according to our total leverage ratio as defined by the Loan Agreement. The unused commitment fee on the revolving credit facility is 0.25% or 0.35% per year, depending on the amount of the unused portion of the revolving credit facility, is computed based on the average daily amount of the unused portion of the revolving credit facility, and is payable quarterly. The interest rate will increase by a rate of 2% per year over the prevailing interest rate on outstanding borrowings and other amounts due and owing following the occurrence and during the continuation of an event of default. Amounts owing under the Loan Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a LIBOR rate election is in effect.
Immediately preceding the Spin-Off, Four Corners OP drew down the full amount of the term loan using a portion of the proceeds to pay Darden $315.0 million in connection with the Spin-Off. The remainder of the proceeds will be used to pay all or part of the cash portion of the purging distribution required in connection with qualifying as a REIT, for working capital purposes and for general corporate purposes.
At the time of draw down, the effective interest rate on the term loan was 1.93%. As of December 4, 2015, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.

Interest Rate Hedges
On November 10, 2015, Four Corners OP entered into two interest rate swaps pursuant to an International Swaps and Derivatives Association Master Agreement with J.P.Morgan Chase Bank, N.A. to economically hedge its exposure in cash flows associated with its variable rate debt obligations described above. One swap has a fixed notional value of $200.0 million that matures on November 9, 2018, where the fixed rate paid by Four Corners OP is equal to 1.16% and the variable rate received resets monthly to the one month LIBOR rate. The second swap has a fixed notional value of $200.0 million that matures on November 9, 2020, where the fixed rate paid by Four Corners OP is equal to 1.56% and the variable rate received resets monthly to the one month LIBOR rate. These hedging agreements were not entered into for trading purposes and have been designated as cash flow hedges. Changes in the effective portion of the fair value of these hedges will be recorded as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affect earnings. Changes in the fair value of the ineffective portion of these hedges will be recorded in earnings.
Contractual Obligations
Except with respect to the debt maturities of borrowings under the Loan Agreement discussed above under “—Loan Agreement”, there have been no significant changes to our contractual obligations disclosed in our Information Statement included as an exhibit to our Registration Statement on Form 10 filed with the SEC in final form on October 21, 2015.
Equity Incentive Plan
On October 20, 2015, the Board of Directors of Four Corners adopted, and Four Corners’ sole shareholder, Rare Hospitality International, Inc., approved, the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards (each, an “Award” and collectively, the “Awards”) to eligible participants. Subject to adjustment, the maximum number of shares of stock reserved for issuance under the Plan is equal to 2,100,000 shares.
The Plan will terminate on the first to occur of (a) October 20, 2025, which is the tenth (10th) anniversary of the effective date of the Plan, (b) the date determined in accordance with the Board’s authority to terminate the Plan, or (c) the date determined in accordance with the provisions of the Plan addressing the effect of a Change in Control (as defined in the Plan). Upon such termination of the Plan, all outstanding Awards will continue to have full force and effect in accordance with the provisions of the terminated Plan and the applicable award agreement (or other documents evidencing such Awards).
Dividends
We intend to elect and qualify to be subject to tax as a REIT for U.S. federal income tax purposes commencing with our fiscal year beginning January 1, 2016. We intend to make regular quarterly dividend payments to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.
We will make dividend payments based on our estimate of taxable earnings per share of common stock, rather than earnings calculated pursuant to GAAP. Our dividends and taxable earnings will typically differ from our GAAP earnings due to items such as differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share.
Darden will allocate its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the Spin-Off between Darden and Four Corners in a manner that, in its best judgment, is in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As a result of our election to be treated as a REIT for U.S. federal income tax purposes, in order to comply with certain REIT qualification requirements, we intend to declare a dividend to our shareholders to distribute our accumulated earnings and profits attributable to non-REIT years (the “Purging Distribution”) including any earnings and profits allocated to us in connection with the Spin-Off and the earnings and profits generated by us in our taxable year ending December 31, 2015. The Purging Distribution will be paid to Four Corners shareholders in a combination of cash and Four Corners stock, with the cash portion constituting at least 20% of the total amount of the Purging Distribution. We expect to pay the majority of the Purging Distribution in Four Corners stock. We expect to declare and make the Purging Distribution as soon as reasonably possible in 2016 and no later than January 31, 2017. We currently expect that the aggregate amount of the Purging Distribution will be between approximately $300.0 million and $400.0 million.
Concentration of Credit Risk
Immediately following the Spin-Off, our tenant base and the restaurant brands operating our properties will be highly concentrated. With respect to our tenant base, Darden will be the sole tenant of the Four Corners Properties, which constitute over 99% of the properties we own immediately following the Spin-Off. In addition, Darden guarantees the obligations of the tenants under substantially all of the Leases entered into in respect of the Four Corners Properties. As our revenues will predominately consist of rental payments under the Leases, we will be dependent on Darden for substantially all of our revenues. Consequently, any material decline in Darden’s business is likely to have a material adverse effect on our business as well.
We also are subject to concentration risk in terms of the restaurant brands that operate the Four Corners Properties. The 300 Olive Garden® brand restaurants within our portfolio will comprise approximately 72% of the Four Corners Properties and approximately 74% of the revenues we expect to receive under the Leases. Therefore, in addition to any decline in the restaurant industry generally, our business may also be negatively impacted, and possibly to a material degree, by any Olive Garden® specific issues or problems that may arise in the future.
Capital Expenditures
Capital expenditures, including periodic decor updates and renovations, for the Four Corners Properties leased under the Leases are generally the responsibility of Darden. Additionally, if any of the Leases are not renewed when they expire, we may be required to make capital expenditures to modify the property that was subject to such Lease to attract a new restaurant or retail tenant. We will be responsible for the capital expenditure obligations regarding the six properties associated with the LongHorn San Antonio Business. At this time, we do not believe those capital expenditure obligations will extend beyond expenditures that we will make in the ordinary course of business to ensure standard and customary upkeep of those six properties.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements that in our opinion have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
APPLICATION OF NEW ACCOUNTING STANDARDS
In September 2015, the FASB issued Accounting Standards Update No. (“ASU No.”) 2015-16, Business Combinations (Topic 805). This update modifies the requirements for recognizing adjustments to provisional amounts recognized in a business combination. Currently, GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in ASU No. 2015-16 eliminate the requirement to retrospectively account for such adjustments. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and is to be applied prospectively. We will adopt this guidance effective January 1, 2016.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: the anticipated benefits and tax treatment of the Spin-Off; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. Forward-looking statements speak only as of the date of on which such statements are made and, except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to publicly release any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based. Forward-looking statements are based on management’s current expectations and beliefs and we can give no assurance that our expectations or the events described will occur as described. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to:

•	the ability to achieve some or all the benefits that we expect to achieve from the Spin-Off;

•
the ability and willingness of Darden to meet and/or perform its obligations under any contractual arrangements that were entered into with us in connection with the Spin-Off, including the Leases and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•	the ability of Darden to comply with laws, rules and regulations in the operation of the Four Corners Properties we lease to Darden following the Spin-Off;

•
the ability and willingness of our tenants, including Darden, to perform under the Leases and to renew the leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant;

•	the availability of and the ability to identify suitable acquisition opportunities and the ability to diversify by acquiring and leasing the additional properties on favorable terms;

•	the ability to generate sufficient cash flows to service our outstanding indebtedness;

•	access to debt and equity capital markets;

•	fluctuating interest rates;

•	the ability to retain our key management personnel;

•	the ability to qualify or maintain our status as a REIT;

•	changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; and

•	other risks inherent in the Four Corners Properties, including illiquidity of real estate investments and restrictions on how we may sell these investments.

For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements see the sections entitled “Business and Properties,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Information Statement filed as an exhibit to our Registration Statement on Form 10 filed with the SEC in final form on October 21, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In connection with the Spin-Off on November 9, 2015, we incurred approximately $400.0 million in long-term debt and entered into a revolving credit facility in the aggregate principal amount of $350.0 million under the terms of our Loan Agreement described in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”. The term loan and revolving credit facility interest rates are variable and expose us to market risk related to changes in interest rates primarily from changes to LIBOR, prime rate or federal funds rate. On November 10, 2015, we entered into two interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate debt under the Loan Agreement. The interest rate swaps hedge $200.0 million of our term loan borrowings and fixes the interest rate we pay to 1.16% through its maturity on November 9, 2018, and hedge $200.0 million of our term loan borrowings and fixes the interest rate we pay to 1.56% through its maturity on November 9, 2020, each as described in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Interest Rate Hedges”. We did not have any outstanding debt or any significant exposure to market risks as of September 30, 2015.
An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management is not required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our Annual Report on Form 10-K for the year ending December 31, 2016, due to a transition period established by SEC rules applicable to new public companies. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in internal control over financial reporting. We intend to include an evaluation of our internal controls over financial reporting in our 2016 Annual Report on Form 10-K.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Item 1A. Risk Factors.
There have been no material changes to the risk factors affecting our business that were discussed in “Risk Factors” in our Information Statement filed as an exhibit to our Registration Statement on Form 10 filed with the SEC in final form on October 21, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 16, 2015, Rare Hospitality International, Inc., an indirect wholly owned subsidiary of Darden Restaurants, Inc., was issued 1,000 shares of common stock for total consideration of $1,000 in cash in order to provide our initial capitalization. The shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None
Item 6. Exhibits.
The exhibits issued in the accompanying Index to Exhibits are filed as part of this Form 10-Q and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Date:	December 4, 2015	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer

		By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
3.2	Amended and Restated Bylaws of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.1
Limited Partnership Agreement of Four Corners Operating Partnership, LP dated August 11, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).

10.2
Offer Letter for William H. Lenehan, President and Chief Executive Officer, dated August 5, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).

10.3
Offer Letter for Gerald R. Morgan, Chief Financial Officer, dated September 21, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).

10.4	Offer Letter for James L. Brat, General Counsel, dated September 17, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
31 (a)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document