Form 10-K
period 2015-12-31
Four Corners Property Trust, Inc.
filed 2016-03-22
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-37538
FOUR CORNERS PROPERTY TRUST, INC.
(Exact name of Registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Redwood Highway, Suite 1150, Mill Valley, California	94941
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 965-8030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered New York Stock Exchange
Common Stock, $0.0001 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No ☒
Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒
Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Non-accelerated filer ☒
Accelerated filer ☐   (Do not check if a smaller reporting company)         Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The Registrant’s share of Common Stock began trading on the New York Stock Exchange on November 10, 2015.
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $17.78 per share as reported on the New York Stock Exchange on March 16, 2016 was approximately: $1,061,778,572.
Number of shares of Common Stock outstanding as of March 16, 2016: 59,827,561.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders on June 16, 2016 to be filed with the Securities and Exchange Commission no later than April 29, 2016 are incorporated by reference into Part III of this Report.

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - K
YEAR ENDED DECEMBER 31, 2015

PART I
Forward-Looking Statements
Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in “Item 1A. Risk Factors.” of this Annual Report on Form 10-K.
Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. Four Corners Property Trust, Inc. undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.
Item 1. Business.
Unless the context indicates otherwise, all references to “Four Corners,” the “Company,” “we,” “our” or “us” include Four Corners Property Trust, Inc. and all of its consolidated subsidiaries.
General Development of Business
We were incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc., (together with its consolidated subsidiaries “Darden”), for the purpose of owning, acquiring and leasing properties on a triple-net basis, primarily for use in the restaurant industry. On November 9, 2015, Darden completed a spin-off of Four Corners whereby Darden contributed to us 100% of the equity interest in entities that own 418 properties (the “Properties” or “Property”) in which Darden operates restaurants, representing five of their brands, and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) along with the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden all of our common stock and paid a $315.0 million cash dividend to Darden. Subsequently, Darden distributed all of our outstanding shares of common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U. S. federal income tax purposes, except for cash paid in lieu of fractional shares. We intend to qualify as a real estate investment trust (“REIT,”) for U.S. federal income tax purposes with the taxable year beginning January 1, 2016.
Following completion of the Spin-Off, we became an independent, publicly traded, self-administered company, primarily engaged in the ownership, acquisition and leasing of restaurant properties. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“Four Corners OP”), a Delaware limited partnership of which we are the initial limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“Four Corners GP”), is its sole general partner and our wholly owned subsidiary.
Our shares of common stock are listed on the New York Stock Exchange under the ticker symbol “FCPT”.
Our executive offices are located at 501 Redwood Highway, Suite 1150, Mill Valley, California 94941, and our telephone number is (415) 965-8030.
At March 16, 2016 we employed 334 individuals.

Overview of our Business
As of December 31, 2015, we owned 424 properties, all within the continental United States. Our revenues from our leasing operations segment are primarily generated by leasing the Properties to Darden and additional properties to other tenants through triple-net lease arrangements (the “Leases” or “Lease”) under which Darden is primarily responsible for ongoing costs relating to the Properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. For more information about our two segments, see “Segments” below.
We also generate revenues by operating the Kerrow Restaurant Operating Business through our restaurants operations segment pursuant to franchise agreements with Darden (the “Franchise Agreements”). Of the six LongHorn SteakHouse® restaurant properties located in the San Antonio area, three are properties that we lease to our wholly owned indirect subsidiary, Kerrow Holdings, LLC (together with its subsidiaries “Kerrow”), and three are owned by Kerrow, subject to ground leases. Kerrow is our taxable REIT subsidiary (“TRS”). During 2015, we operated our business in two segments: real estate operations and restaurant operations.
In addition to managing our existing properties, our strategy includes investing in additional restaurant and food service real estate properties to grow and diversify our existing restaurant portfolio. We intend to purchase properties that are well located, occupied by durable restaurant concepts, with creditworthy tenants whose operating cash flow are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring demographically favored properties that have high levels of restaurant operator profitability compared to rent payments and have absolute rent levels that are consistent with, or below, market rates.
Segments
We operate in two segments, real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed.
Our real estate operations segment consists of rental revenues primarily generated by leasing restaurant properties to tenants through triple-net lease arrangements under which the tenant is primarily responsible for ongoing costs relating to the properties. It also includes expenses associated with continuing efforts to invest in additional restaurant and food service real estate properties and our corporate operating expenses. Our real estate operations are funded by a $750 million credit agreement consisting of a 5-year term loan facility of $400 million and a currently undrawn 4-year revolving credit facility of $350 million. Interest expense associated with this agreement is included in real estate operations.
Our restaurant operations segment is conducted through our TRS and consists of our Kerrow Restaurant Operating Business. The associated sales revenues, restaurant expenses and overhead, and depreciation on the six buildings and equipment are components of restaurant operations.
Competitive Advantage
We believe that we have significant competitive advantages that support our core business of owning and leasing restaurant and retail properties as further outlined below.
Leading Nationwide REIT Focused on Restaurant Properties
We are focused on the ownership of properties used in the restaurant industry and have tailored our business strategy to address the needs of restaurant operators. We believe our scale, national reach, restaurant operations experience, and efficient lease structuring will help us achieve operational efficiencies and support future growth opportunities. In contrast to the majority of existing net-lease REITs that are diversified by retail industry and property type, we believe that our focus and expertise in the restaurant space will generate data and understanding to better support effective investment and leasing decisions.
Large Addressable Market Potential in US Food Service Industry
As a whole, the restaurant industry has been able to achieve healthy same-restaurant and restaurant-count growth recently. According to Nation’s Restaurant News 2015 Top 100, the top 100 restaurant chains (the “Top 100”) achieved aggregate sales of more than $230 billion in 2014, an increase of 4.6% over 2013. While improving same-restaurant sales support the credit worthiness of restaurant companies and stand-alone restaurants, we believe the net additions of nearly 4,000 restaurants by the top 100 restaurant chains, an increase in the restaurant count of 2.1%, has driven the demand for external investment in restaurant real estate. By virtue of its large scale, we believe that the U.S. restaurant industry offers a sizable pool of attractive property acquisition targets across different types of restaurant properties, including quick service, take-out, casual dining, fast casual, and fine dining, to enable diversified growth for us. Furthermore, continuing strong unit growth trends could create opportunities for us to partner with both restaurant companies and franchisees.
According to Nation’s Restaurant News 2015 Top 100, franchisees operate over 80% of the Top 100’s new restaurants opened in 2014 and over 75% of the Top 100’s aggregate units, representing more than 144,000 restaurants and growing as restaurant companies migrate increasingly to an “asset light” strategy. As restaurant companies implement “asset light” strategies, external capital is required by franchisees and landlords to finance individual restaurant operations and real estate, respectively. Franchisees, which often lease the restaurants that they operate, are potential future partners for us.
Furthermore, implementation of “asset light” strategies by restaurant companies may provide landlords like us an opportunity to enter into sale-leaseback transactions with the parent company of corporate-operated restaurants for their existing properties and to finance future restaurant development by these restaurant companies.
We also believe there may be other attractive opportunities for growth outside the traditional restaurant sector. This may include one or more of the following: food service distribution facilities, and cold storage facilities.
Uniquely Positioned to Capitalize on Expansion Opportunities
We believe there is a large market opportunity to acquire additional restaurant properties and that a number of restaurant operators would like the opportunity to monetize their real estate holdings while continuing to operate their existing core businesses. We believe that a number of restaurant operators would be willing to enter into transactions designed to monetize their real estate assets through sale-leaseback transactions with an unrelated party not perceived to be a competitor, such as us. These restaurant operators could use the proceeds from the sale of their real estate assets for several different business purposes, including (i) reducing bank loans and lines of credit, (ii) reinvestment in existing operations, or (iii) for new business initiatives including opening new locations or pursuing acquisitions. Sale-leaseback transactions can provide an attractive means for both mature operators as well as fast-growing businesses to repatriate capital into more attractive opportunities. We may also provide such restaurant and retail operators with expansion opportunities that they may not otherwise be in a position to pursue by providing them with capital to expand and enhance their operations at rates that provide both an attractive risk-adjusted return to us and are more attractive to the restaurant or retail operators than they may be able to receive through traditional debt financing arrangements.
Geographically Diverse Asset Portfolio
The Properties are located in 44 different states across the continental United States. The Properties in any one state do not account for more than 11% of the Properties and no more than 14% of our total rental revenue. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
Diversity in Tenant Product Offerings
Darden, currently the sole lessee of the Properties, operates multiple restaurant concepts, offering various types of cuisines at multiple price-points. The following table shows the approximate average cost per person of a meal at each of the five Darden brands that are represented among the Properties we lease to Darden.

Brand	Restaurants Owned	Approximate Average Cost Per Meal Per Person ($)
Olive Garden®	300	$17
LongHorn Steakhouse®	104	20
Bahama Breeze®	11	26
Seasons 52®	2	45
Wildfish Seafood Grille®	1	90

As the Properties we lease to Darden include restaurants from five of Darden’s nationally-recognized brands, we believe that we benefit from Darden’s diverse product offerings.
Financially Secure Tenant
Darden is our only tenant. Darden owns and operates seven nationally recognized brands, including the five brands that are represented among the Properties we lease to Darden: Olive Garden®, LongHorn Steakhouse®, Bahama Breeze®, Seasons 52® and Wildfish Seafood Grille®. Darden continues to operate its nationally recognized portfolio of restaurant brands both on the Properties leased from us under the Leases and on other properties. For the year ended November 29, 2015, Darden reported revenue of approximately $6.8 billion and net cash from operations of $867.0 million. Darden’s liquidity position, leverage position and ability to generate significant free cash flow should provide it with the ability to pay the annual lease obligations to us for the foreseeable future. Darden is publicly traded and is subject to SEC reporting requirements, which provide ongoing transparency regarding its operating and financial performance. For further information, refer to the investor relations section of www.darden.com. We do not intend for Darden’s website to be an active link or to otherwise incorporate the information contained on its website into this report or other filings with the SEC.
Long-Term, Triple-Net Lease Structure
The Properties are leased to Darden on a triple-net lease basis with an average initial term of approximately fifteen years, thereby providing a long-term, stable income stream. Under the Leases, the tenant is responsible for maintaining the Properties in accordance with prudent industry practice and in compliance with all federal and state standards. The maintenance responsibilities include, among others, maintaining the building, building systems and improvements. In addition to maintenance requirements, the tenant is also responsible for insurance required to be carried under the Leases, taxes levied on or with respect to the Properties, payment of common area maintenance charges and all utilities and other services necessary or appropriate for the Properties and the business conducted on the Properties. At the option of the tenant, the Leases will generally allow extensions for a certain number of five-year renewal terms beyond the initial term and the tenant can elect which of the Properties then subject to the Leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant Lease and other factors.
Our Business Objectives and Strategy
Our primary goal is to create long-term stockholder value by executing our investment objectives to maximize the value of our assets, to acquire assets at attractive investment returns including growth opportunities due to favorable lease structures and attractive submarket demographics, and to provide attractive and growing quarterly cash dividends. To achieve this goal, we intend to own the properties and collect rents under the Leases, as well as pursue a business strategy focused on opportunistic acquisitions and asset and tenant diversification. We do not currently have a fixed target of the number of acquisitions we intend to make over a particular time period, but rather, we intend to pursue those acquisitions that meet our investing and financing objectives where we can earn a return above our weighted-average cost of capital adjusted to reflect counterparty risk.
The key components of our business strategy, beyond servicing our Leases with Darden, include:

•
Acquire Additional Restaurant Properties: Initially, we expect to focus on growing and diversifying our property portfolio by acquiring restaurant properties. These transactions may take many forms including triple-net sale-leaseback transactions with restaurant operators, acquisitions in the 1031 exchange market or acquisitions of portfolios of properties from other REITs and other public and private real estate owners. We will employ a disciplined, opportunistic acquisition strategy and price transactions appropriately based on, among other things, the mix of assets acquired, length and terms of the lease, location and submarket attractiveness, building quality and estimated remaining useful life, and the credit worthiness of the initial tenant.

•
Fund Strategic Capital Improvements for Existing and Future Tenants: Currently, Darden constitutes our entire tenant base. We will consider supporting the growth initiatives of Darden, and any future tenant operators, by providing capital to them for a variety of purposes, including capacity augmentation projects. If completed, we expect to structure these investments under terms that we deem to be economically attractive to our stockholders, either as lease amendments that produce additional rents or as loans that are repaid by operators during the applicable lease term.

•
Re-leasing Properties: Over time we will face a re-tenanting risk and opportunity. If Darden or other future tenants elect to cease operations at any of our properties, we will be faced with finding a replacement tenant at the end of the lease term. We plan to use leasing expertise and relationships developed through our national operations to replace tenants under any expiring leases.

•
Develop New Tenant Relationships: Our focus in the restaurant and related food service industry should allow us to cultivate new relationships with potential tenants and restaurant operators in order to expand the mix of tenants operating our properties and, in doing so, reduce our concentration with Darden.

•
Maintain Balance Sheet Strength and Liquidity: We intend to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through our operations as well as our revolving credit facility that is undrawn as of March 18, 2016. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.

•
Operate the Kerrow Operating Business: We operate the Kerrow Restaurant Operating Business through Kerrow. Although we intend to derive the majority of our revenue from leasing properties on a triple-net basis to restaurant and retail operators, the Kerrow Restaurant Operating Business will provide us with the expertise to better analyze other restaurant properties that could serve as expansion opportunities

Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends which grow annually, maximize the value of our assets and acquire assets with cash flow growth potential. Initially, we intend to invest primarily in restaurant properties. Over time, we believe we have the potential to diversify into other food service and related property types beyond the restaurant industry.
We expect that future investments in properties, including any improvements or renovations of currently owned or newly-acquired restaurant properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Our investment and financing policies and objectives are subject to change periodically at the discretion of our board of directors without a vote of stockholders.
Flexible UPREIT Structure
We operate in what is commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through Four Corners OP. Four Corners OP is managed by Four Corners GP, which accordingly controls the management and decisions of Four Corners OP. Conducting business through Four Corners OP allows us flexibility in the manner in which we structure and acquire properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in exchange for limited partnership units in Four Corners OP. As a result, this structure potentially may facilitate our acquisition of assets in a more efficient manner and may allow us to acquire assets that the owner would otherwise be unwilling to sell to us.
Our Portfolio
At December 31, 2015, we owned 424 properties, all within the continental United States. Of these properties, 418 were held for investment and leased to Darden under triple-net leases. These 418 properties had an aggregate leasable area of approximately 3,287,000 square feet, were located in 44 states, and had a weighted average remaining non-cancelable lease term of 14.5 years before any lease renewals. The remaining six properties are operated by the Kerrow Restaurant Operating Business as LongHorn Steakhouses subject to franchise agreements with Darden. Three of these restaurants are subject to ground leases. See “Item 2. Properties” for additional information about properties and tenants.

The Properties represent five of the Restaurant brands Darden operates. The following table summarizes the Leased Properties by brand as of December 31, 2015.

2015 Activity	Brand	Number of Four Corners Properties	Total Square Feet (000s)	Annual Cash Base Rent $(000s)	Percentage of Total Annualized Base Rent	Avg. Rent Per Square Foot ($)	2015 EBITDAR Coverage[1]	Avg. Lease Term Before Renewals (Yrs)	Number of Renewal Periods
Existing properties
	Olive Garden	300	2,565	$70,144	74.3%	$27	4.4x	14.8	Typically 5
	Longhorn SteakHouse	104	579	18,757	19.9%	32	3.8x	13.8	Typically 5
	Bahama Breeze	11	116	4,471	4.8%	39	3.8x	12.9	Typically 5
	Seasons 52	2	18	699	0.7%	39	3.4x	14.3	Typically 5
	Wildfish Seafood	1	9	318	0.3%	35	3.9x	12.8	Typically 5
Properties acquired by location
	No acquisitions in 2015	—	—	—	0.0%	—	0.0x	0	N/A
Properties sold by location
	No sales in 2015	—	—	—	0.0%	—	0.0x	0	N/A
Lease terminations by location
	No terminations in 2015	—	—	—	0.0%	—	0.0x	0	N/A
	Total/Weighted Avg.	418	3,287	$94,389	100.0%	$29	4.2x	14.5

1 2015 EBITDAR Coverage reflects the ratio of EBITDAR to cash rent paid to Four Corners Property Trust. EBITDAR is defined as earnings before interest, income taxes, depreciation, amortization, and rent.

The following table summarizes the diversification of the Leased Properties by state as of December 31, 2015:

State	# of Properties	% of Annual Base Rent
Florida	46	13.6%
Texas	42	11.2%
Georgia	40	8.4%
Ohio	32	6.7%
Michigan	16	3.5%
Tennessee	14	3.0%
Indiana	13	2.6%
Pennsylvania	13	3.2%
North Carolina	12	2.7%
Virginia	12	2.5%
Illinois	11	2.2%
California	10	3.3%
Maryland	10	2.3%
Alabama	9	1.9%
Iowa	9	1.8%
Kentucky	9	2.0%
New York	9	2.3%
Arizona	8	1.9%
Minnesota	8	1.8%
South Carolina	8	2.0%
Wisconsin	8	1.8%
Arkansas	7	1.4%
Colorado	6	1.5%
Louisiana	6	1.3%
Missouri	6	1.1%
Mississippi	6	1.3%
Nevada	6	1.9%
Oklahoma	6	1.4%
Kansas	5	1.4%
West Virginia	5	1.3%
Other (none greater than four)	26	6.7%
Total	418	100.0%
Leases with Darden
The initial estimated annual cash rent under the Leases is approximately $94.4 million during the first year of the Leases. Commencing with the second year of the Leases and continuing for the initial term, under the Leases, the rent is subject to annual escalation of 1.5%, as well as, in most of the leases, a fair market value adjustment at the start of one of the renewal options. Darden also entered into guaranties, pursuant to which it guarantied the obligations of the tenants under substantially all of the Leases entered into in respect of the Properties. The Properties are leased to one or more of Darden’s operating subsidiaries pursuant to the Leases, which are triple-net leases. The Leases provide for an average initial term of approximately fifteen years, with no purchase options provided that Darden will have a right of first offer with respect to our sale of any Property, if there is no default under the Lease, and we will be prohibited from selling any Properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. At the option of the tenant, the Leases will generally allow extensions for a certain number of renewal terms of five years each beyond the initial term and the tenant can elect which of the Properties then subject to the Leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant Lease and other factors.

Because we lease the Properties to one or more of Darden’s operating subsidiaries under the Leases, Darden is currently the source of a substantial majority of our revenues, and Darden’s financial condition and ability and willingness to satisfy its obligations under the Leases and its willingness to renew the Leases upon expiration of the initial base term thereof significantly impacts our revenues and our ability to service our indebtedness and to make distributions to our stockholders. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Leases, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our shareholders, as required for us to qualify, and maintain our status, as a REIT. We also cannot assure you that the tenant will elect to renew the lease arrangements with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can re-lease the affected properties on the same or better terms. See “Risk Factors-Risks Related to Our Business-We are dependent on Darden to make payments to us under the Leases as well as to provide services to us under the Transition Services Agreement and the Franchise Agreements and an event that materially and adversely affects Darden’s business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.”
The following table provides a summary of some of the notable terms of the Leases:

Number of Leases:	418
Average Remaining Term:	Approximately 14.5 years
Duration of Darden Renewal Option:	Typically five years; however, the number and duration of renewal options may vary by property based on the initial term of the relevant Lease and other factors
Average Initial Annual Cash Rent Amount:	$226,000
Annual Rent Escalation:	1.5% during the initial term
Guaranties:
Darden Restaurants, Inc. has entered into guaranties, pursuant to which it will guaranty the obligations of the tenants under substantially all of the Leases entered into by its subsidiaries with Four Corners Properties

The above table is not intended to be a complete summary of the terms of the Leases and is not a substitute for carefully reviewing the Form of Lease, which was filed as an exhibit to our registration statement on Form 10 filed with the SEC on October 5, 2015.
Franchise Agreements
Pursuant to the Franchise Agreements, Darden grants the right and license to our subsidiary, Kerrow, to operate the Longhorn Steakhouse restaurants of the Kerrow Restaurant Operating Business. The Franchise Agreements include, among other things, a license to display trademarks, utilize trade secrets and purchase proprietary products from Darden. Other services to be included pursuant to the Franchise Agreements are marketing services, training and access to certain LongHorn® operating procedures. The Franchise Agreements also contain provisions under which Darden may provide certain technical support for the Kerrow Restaurant Operating Business. The fees and conditions of these franchising services are on terms comparable to similar franchising services negotiated on an arm’s length basis and consistent with industry standard provisions.
Competition
We operate in a highly competitive market and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, restaurant and retail operators, lenders and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants or for the acquisition of restaurant properties. Our restaurant operations also face active competition with national and regional chains and locally-owned restaurants for guests, management and hourly personnel.

Governmental Regulations Affecting Properties
Property Environmental Considerations
As an owner and operator of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. Although we do not operate or manage most of our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any of our current or former properties at or from which there has been a release or threatened release of hazardous material, as well as other affected properties, regardless of whether we knew of or caused the contamination.
In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we or our tenants could be subject to other liabilities, including governmental penalties for violation of environmental, health and safety laws, liabilities for injuries to persons for exposure to hazardous materials, and damages to property or natural resources. Furthermore, some environmental laws can create a lien on the contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination or can restrict the manner in which a property may be used because of contamination. We also could be liable for the costs of remediating contamination at third party sites, e.g., landfills, where we send waste for disposal without regard to whether we comply with environmental laws in doing so.
Although the Leases require Darden to indemnify us for environmental liabilities, and although we intend to require our other operators and tenants to undertake to indemnify us for certain environmental liabilities, including environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of Darden, or such other tenant or operator to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell, develop or lease the real estate or to borrow using the real estate as collateral.
As of March 18, 2016, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance or liability with respect to environmental laws that management believes would have a material adverse effect on our business, financial position or results of operations.
Americans with Disabilities Act of 1990
The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenant has the primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of March 18, 2016, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial position or results of operations.
Other Regulations
State and local fire, life-safety and similar entities regulate the use of the properties. The tenant has the primary responsibility for complying with regulations but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions to conduct business on such properties.
Insurance
We require that our tenants maintain all customary lines of insurance on our properties and their operations, including comprehensive insurance and hazard insurance. The tenants under the Leases may have the ability to self-insure or use a captive provider with respect to its insurance obligations. We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants are customary for similarly situated companies in our industry. However, we cannot make any assurances that Darden or any other tenants in the future will maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us.
Emerging Growth Company
We currently qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
For as long as we remain an emerging growth company, we may also take advantage of certain limited exemptions from various reporting requirements that are applicable to other public companies. These provisions include, but are not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for up to five years;

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We have elected not to take advantage of any of the reduced disclosure obligations afforded to emerging growth companies by the JOBS Act, other than the reduced disclosure obligations regarding executive compensation, in this Annual Report on Form 10-K.
We expect to remain an emerging growth company until the earliest of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, and (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.
Available Information
All filings we make with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports are available for free on our website, www.fourcornerspropertytrust.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our SEC filings are available to be read or copied at the SEC’s public reference room, located at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet website at www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC.

Item 1A. Risk Factors.
Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this report or our other filings with the SEC could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
Risks Related to Our Business
We are dependent on Darden to make payments to us and fulfill its obligations under the Leases, as well as to provide services to us under the Transition Services Agreement and the Franchise Agreements, and an event that materially and adversely affects Darden’s business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.
Currently, Darden is the only lessee under the Leases and, therefore, is the source of substantially all of our revenues. Additionally, because the Leases are triple-net leases, we depend on Darden to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations to us under the Leases. The inability or unwillingness of Darden to meet its rent obligations to us under any of the Leases could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Darden to satisfy its other obligations under the Leases, such as the payment of insurance, taxes and utilities could materially and adversely affect the condition of the Properties. In addition, the failure of Darden or any future tenant to fulfill its maintenance obligations may cause us to incur significant and unexpected expenses to remediate any resulting damage to the property. Furthermore, the failure by Darden or any future tenant to adequately maintain a leased property could adversely affect our ability to timely re-lease the property to a new tenant or otherwise monetize our investment in the property if we are forced to make significant repairs or changes to the property as a result of the tenant’s neglect. If we incur significant additional expenses or are delayed in being able to pursue returns on our real estate investments, it may have a materially adverse effect on our ability to operate and grow our business and our ability to achieve our strategic objectives.
Since Darden Restaurants, Inc. is a holding company, it is dependent to an extent on distributions from its direct and indirect subsidiaries in order to satisfy the payment obligations under the Leases, and the ability of Darden to make such distributions may be adversely impacted in the event of the insolvency or bankruptcy of such entities or by covenants in its debt agreements or otherwise that restrict the amount of the distributions that may be made by such entities. For these reasons, if Darden were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
Due to our dependence on rental payments from Darden as our primary source of revenues, we may be limited in our ability to enforce our rights under, or to terminate, the Leases. Failure by Darden to comply with the terms of the Leases could require us to find other lessees for some or all of the properties and there could be a decrease or cessation of rental payments by Darden.
There is no assurance that we would be able to lease any of the Properties to other lessees on substantially equivalent or better terms than any of the Leases with Darden, or at all, successfully reposition the Properties for other uses or sell the Properties on terms that are favorable to us. It may be more difficult to find a replacement tenant for a restaurant or retail property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business.
Also, due to our status as a new publicly traded company, we will depend on certain transition services to be provided by Darden under the Transition Services Agreement in order to successfully operate our business as we become accustomed to operating as an independent, stand-alone entity. If for any of the reasons stated above Darden becomes unable or unwilling to provide these transition services, our business, financial position or results of operations could be materially and adversely affected.
In addition, our operation of the Kerrow Restaurant Operating Business depends on the provision of services to us by Darden pursuant to the Franchise Agreements. The Franchise Agreements provide that Darden agrees to provide certain franchising services to our subsidiary, Kerrow. The franchising services include licensing the right to use and display certain trademarks, utilize trade secrets and purchase proprietary products from Darden in connection with the operation of the Kerrow Restaurant Operating Business. Other services provided pursuant to the Franchise Agreements are marketing services, training and access to certain LongHorn operating procedures. The Franchise Agreements also contain provisions under which Darden may provide certain technical support for the Kerrow Restaurant Operating Business.
The risk factor immediately below describes certain risks that may impact the performance of Darden. Additional risks relating to Darden’s business can be found in Darden’s public filings with the SEC. You can get copies of these public filings, for free on Darden’s website, www.darden.com. Darden’s SEC filings are also available to be read or copied at the SEC’s public reference room, located at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. Darden’s filings can also be obtained for free on the SEC’s Internet website at www.sec.gov. We are providing Darden’s website address solely for the information of investors. We do not intend Darden’s website to be an active link or to otherwise incorporate the information contained on Darden’s website into this report or other filings with the SEC.
We are dependent on Darden successfully operating its business, and a failure do so could have a material adverse effect on our business, financial position or results of operations. Therefore, we are subject to factors which affect the performance of Darden.
Currently, Darden constitutes our entire tenant base. As a result, we are dependent on Darden successfully operating its business and fulfilling the obligations that it owes to us. The ability of Darden to fulfill the obligations that it owes to us depends, in part, on the overall performance and profitability of Darden. Factors which may impact the business, financial position or results of operations of Darden include the following:

•	food safety and food-borne illness concerns throughout the supply chain; health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases;

•	litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	unfavorable publicity, or a failure to respond effectively to adverse publicity;

•	labor and insurance costs;

•	insufficient guest or employee facing technology, or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach;

•	Darden’s inability or failure to execute a comprehensive business continuity plan following a major natural disaster such as a hurricane or man-made disaster, including terrorism;

•
Darden’s failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, opening new restaurants of existing brands and developing or acquiring new dining brands;

•	a lack of suitable new restaurant locations or a decline in the quality of the locations of Darden’s current restaurants;

•
a failure to identify and execute innovative marketing and guest relationship tactics and ineffective or improper use of social media or other marketing initiatives; an inability or failure to recognize, respond to and effectively manage the accelerated impact of social media;

•
a failure to address cost pressures, including rising costs for commodities, health care and utilities used by Darden’s restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing;

•	the impact of shortages or interruptions in the delivery of food and other products from third-party vendors and suppliers;

•	disruptions in the financial markets that may impact consumer spending patterns, affect the availability and cost of credit and increase pension plan expenses;

•	economic and business factors specific to the restaurant industry and other general macroeconomic factors including energy prices and interest rates that are largely out of Darden’s control; and

•	a failure of Darden’s internal controls over financial reporting and future changes in accounting standards.

A significant majority of our restaurant properties are Olive Garden properties. Therefore, we are subject to risks associated with having a highly concentrated property brand base.
Currently, our initial restaurant properties include 300 Olive Garden restaurants. As a result, our success, at least in the short-term, is dependent on the continued success of the Olive Garden brand and, to a lesser extent, its other restaurant brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of the Olive Garden or other Darden brands is reduced or compromised, the value associated with Olive Garden or other Darden-branded properties in our portfolio may be adversely affected.
We intend to pursue acquisitions of additional properties and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, and we may not fully realize the potential benefits of such transactions.
We intend to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities, including, but not limited to, expanding our tenant base to third parties other than Darden. Accordingly, we may often be engaged in evaluating potential transactions, potential new tenants and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.
We operate in a highly competitive market and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, restaurant and retail operators, lenders and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Our board of directors may change our investment objectives at any time without stockholder approval. If we cannot identify and purchase a sufficient quantity of suitable properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions and other strategic opportunities. As a result, if debt or equity financing is not available on acceptable terms, our ability to pursue further acquisitions might be limited or curtailed.
Acquisitions of properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations or that the tenant, operator or manager will underperform.
Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.
We have entered into a credit agreement providing for $400.0 million in a term loan due in November 2020 and a revolving credit facility with an available facility amount through November 2019 in an aggregate principal amount of $350.0 million, each of which are provided by a syndicate of banks and other financial institutions. The term loan facility is fully drawn and the revolving credit facility was undrawn at December 31, 2015. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions, if any, set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.
Moreover, our ability to obtain additional financing and satisfy our financial obligations under our indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. A worsening of credit market conditions could materially and adversely affect our ability to obtain financing on favorable terms, if at all.
We also may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under our indebtedness outstanding from time to time. Among other things, the absence of an investment grade credit rating or any credit rating downgrade could increase our financing costs and could limit our access to financing sources. If financing is not available when needed, or is available on unfavorable terms, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could materially and adversely affect our business, financial condition and results of operations.
Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially and adversely affect our business, financial position or results of operations.
The agreements governing our indebtedness contain customary covenants that may limit our operational flexibility. The credit agreement contains customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the incurrence of debt, the incurrence of secured debt, the ability of Four Corners OP and the guarantors to enter into mergers, consolidations, sales of assets and similar transactions, limitations on distributions and other restricted payments, and limitations on transactions with affiliates and customary reporting obligations.
In addition, we are required to comply with the following financial covenants: (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value; (4) minimum fixed charge coverage ratio of 1.75 to 1.00; (5) minimum consolidated tangible net worth; (6) unhedged floating rate debt not to exceed 50% of all indebtedness; (7) maximum unencumbered leverage ratio not to exceed 60%; and (8) minimum unencumbered debt service coverage ratio of 1.50 to 1.00.
The credit agreement contains customary events of default including, without limitation, payment defaults, violation of covenants and other performance defaults, defaults on payment of indebtedness and monetary obligations, bankruptcy-related defaults, judgment defaults, REIT status default and the occurrence of certain change of control events. Breaches of certain covenants may result in defaults and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee.
Covenants that limit our operational flexibility, as well as covenant breaches or defaults under our debt instruments, could materially and adversely affect our business, financial position or results of operations, or our ability to incur additional indebtedness or refinance existing indebtedness.
An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.
If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations pursuant to the credit agreement. This increased cost could make the financing of any acquisition more expensive as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay to lease our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Furthermore, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected.
Hedging transactions could have a negative effect on our results of operations.
We have entered into hedging transactions with respect to interest rate exposure on our term loan and we may enter into other hedging transactions, with respect to one or more of our assets or other liabilities. The use of hedging transactions involves certain risks, including: (1) the possibility that the market will move in a manner or direction that would have resulted in a gain for us had a hedging transaction not been used, in which case our performance would have been better had we not engaged in the hedging transaction; (2) the risk of an imperfect correlation between the risk sought to be hedged and the hedging transaction used; (3) the potential illiquidity for the hedging instrument used, which may make it difficult for us to close out or unwind a hedging transaction; (4) the possibility that our counterparty fails to honor its obligations; and (5) the possibility that we may have to post collateral to enter into hedging transactions, which we may lose if we are unable to honor our obligations. Our election to be subject to tax as a REIT will also result in limitations on our income sources, and the hedging strategies available to us will be more limited than those available to companies that are not REITs.
Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations.
Investments in and acquisitions of restaurant and retail properties and other properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant development costs prior to completion of the project.
Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.
In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which we elect to be subject to tax and qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be subject to tax and qualify as a REIT). Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary or advisable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by the board of directors, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our stock or otherwise be in the best interests of our stockholders. The acquisition of less than 9.8% of our outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% in value of our outstanding stock, and thus violate our charter’s ownership limit. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Internal Revenue Code of 1986, as amended (the “Code”) or otherwise cause us to fail to qualify as a REIT. In addition, our charter provides that (i) no person shall beneficially own shares of stock to the extent such beneficial ownership of stock would result in us failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code, and (ii) no person shall beneficially or constructively own shares of stock to the extent such beneficial or constructive ownership would cause us to own, beneficially or constructively, more than a 9.9% interest (as set forth in Section 856(d)(2)(B) of the Code) in a tenant of our real property. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void. Our charter also provides that shares of our capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a charitable beneficiary that we designate, and that any person who acquires shares of our capital stock in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well. A transfer of shares of our capital stock in violation of the limit may be void under certain circumstances. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.
Maryland law and provisions in our charter and bylaws may delay or prevent takeover attempts by third parties and therefore inhibit our stockholders from realizing a premium on their stock.
Our charter and bylaws contain, and Maryland law contains, provisions that may deter coercive takeover practices and inadequate takeover bids and encourage prospective acquirors to negotiate with our board of directors, rather than to attempt a hostile takeover. Our charter and bylaws, among other things, (1) contain transfer and ownership restrictions on the percentage by number and value of outstanding shares of our stock that may be owned or acquired by any stockholders; (2) permit the board of directors, without further action of the stockholders, to increase or decrease the authorized number of shares, issue additional shares, classify or reclassify unissued shares, and issue and fix the terms of one or more classes or series of preferred stock, which may have rights senior to those of the common stock; (3) establish certain advance notice procedures for stockholder proposals and director nominations; and (4) provide that special meetings of stockholders may only be called by the company or upon written request of ten percent in voting power of our outstanding common stock.
Under Maryland law, any written consent of our stockholders must be unanimous. In addition, Maryland law allows a Maryland corporation with a class of equity securities registered under the Exchange Act to amend its charter without stockholder approval to effect a reverse stock split at a ratio of not more than ten shares of stock into one share of stock in any twelve-month period.
If we are not able to hire, or if we lose, key management personnel, we may not be able to successfully manage our business and achieve our objectives.
Our success depends in large part upon the leadership and performance of our executive management team and other key employees and our ability to attract other key personnel to our business. If we are unable to hire, or if we lose the services of, our executive management team or we are not able to hire or we lose other key employees, we may not be able to successfully manage our business or achieve our business objectives.
We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.
The Leases require, and new lease agreements that we enter into are expected to require, that the tenant maintain comprehensive insurance and hazard insurance or self-insure its obligations. However, we cannot assure you that we will continue to require the same levels of insurance coverage under our Leases, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we assure you of the future financial viability of the insurers. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, may be uninsurable or not economically insurable by us or by our tenants. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also make it unfeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.
The Properties and the Kerrow Restaurant Operating Business are located in 44 states, and if one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.

In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenue for our tenants or us. Any business interruption insurance may not fully compensate them or us for such loss of revenue. If one of our tenants experiences such a loss, it may be unable to satisfy its payment obligations to us under its lease with us.
Our relationship with Darden may adversely affect our ability to do business with third-party restaurant operators and other tenants.
Darden is our only tenant under the Leases, and our revenue consists primarily of rental payments from Darden. We may be viewed by third-party restaurant operators and other potential tenants or parties to sale-leaseback transactions as being closely affiliated with Darden. As these third-party restaurant operators and other potential transaction parties may compete with Darden within the restaurant industry, our perceived affiliation with Darden could make it difficult for us to attract tenants and other transaction partners beyond Darden, particularly in the restaurant industry. If we are unable to diversify our tenant and transaction partner base beyond Darden, it may have a materially adverse effect on our ability to operate and grow our business and our ability to achieve our strategic objectives.
The ownership by our executive officers and directors of common stock, options or other equity awards of Darden may create, or may create the appearance of, conflicts of interest.
As a result of his former positions with Darden, Mr. Lenehan owns common stock, including restricted stock, in both Darden and Four Corners. In addition, there is no restriction on our executive officers and directors acquiring Darden common stock in the future, and, therefore, this ownership of common stock of both Darden and Four Corners may be significant. Equity interests in Darden may create, or appear to create, conflicts of interest when any such director or executive officer is faced with decisions that could benefit or affect the equity holders of Darden in ways that do not benefit or affect us in the same manner. As of March 18, 2016, no other executive officer or director of Four Corners owns common stock of Darden.
Real estate investments are relatively illiquid and provisions in the Leases may adversely impact our ability to sell properties and could adversely impact the price at which we can sell the properties.
The Properties, the properties leased to Kerrow and the properties owned by Kerrow subject to ground leases represent a substantial portion of our total consolidated assets, and these investments are relatively illiquid. As a result, our ability to sell one or more of our properties or other investments in real estate we may make in response to any changes in economic or other conditions may be limited. If we want to sell a property, we cannot assure you that we will be able to dispose of it in the desired time period, or at all, or that the sale price of a property will exceed the cost of our investment in that property.
In addition, the Properties subject to the Leases with Darden provide them a right of first offer with respect to our sale of any Property, provided there is no default under the Lease, and we are prohibited from selling any Properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. The existence of these provisions in the Leases, which survive for the full term of the relevant Lease, could adversely impact our ability to sell any of the Properties and could adversely impact our ability to obtain the highest possible price for any of the Properties. If we seek to sell any of the Properties, we would not be able to offer the Properties to potential purchasers through a competitive bid process or in a similar manner designed to maximize the value obtained without first offering to sell to Darden and we would be restricted in the potential purchasers who could buy the Properties, which may adversely impact our ability to sell any of the Properties in a timely manner, or at all, or adversely impact the price we can obtain from such sale.
We are dependent on the restaurant industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.
As the owner of properties serving the restaurant industry, we are impacted by the risks associated with the restaurant industry. Therefore, our success is to some degree dependent on the restaurant industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we, Darden, and any of our other tenants in the restaurant industry have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the restaurant business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.
The restaurant industry is characterized by a high degree of competition among a large number of participants. Competition is intense between national and regional restaurant chains and locally-owned restaurants in most of the markets where our properties are located. As competing properties are constructed, the lease rates we assess for our properties may be negatively impacted upon renewal or new tenant pricing events.
Darden’s business is subject to government regulations and changes in current or future laws or regulations could restrict their ability to operate both their and our business in the manner currently contemplated.
Darden, and to a large extent the restaurant industry as a whole, is subject to extensive federal, state and local and international laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. Darden is subject to licensing and regulation by state and local authorities relating to wages and hours, healthcare, health, sanitation, safety and fire standards and the sale of alcoholic beverages. Darden is also subject to, among other laws and regulations, laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or an insufficient or ineffective response to significant regulatory or public policy issues, could have an adverse effect on Darden’s results of operations, which could also adversely affect our business, results of operations or financial condition as we depend on Darden for almost the entirety of our revenue.
Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.
As an owner and operator of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. We may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any of our current or former properties at or from which there has been a release or threatened release of hazardous materials as well as other affected properties, regardless of whether we knew of or caused the contamination.
In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we or our tenants could be subject to other liabilities, including governmental penalties for violation of environmental, health and safety laws, liabilities for injuries to persons for exposure to hazardous materials, and damages to property or natural resources. Furthermore, some environmental laws can create a lien on the contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination or can restrict the manner in which a property may be used because of contamination. We also could be liable for the costs of remediating contamination at third party sites, e.g., landfills, where we send waste for disposal without regard to whether we comply with environmental laws in doing so.
The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell, develop or lease the real estate or to borrow using the real estate as collateral.
We may be subject to liabilities and costs associated with the impacts of climate change.
The potential physical impacts of climate change on our properties or operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate, including Florida, Georgia and Texas. Such impacts may result from changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, rising energy and environmental costs, and changing temperatures. These impacts may adversely impact our business, results of operations and financial condition, including our ability to obtain property insurance on terms we find acceptable.
Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that materially adversely impact our cash flow.
All of our properties are required to comply with Title III of the Americans with Disabilities Act, or the ADA. The ADA generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require, for example, removal of access barriers and non-compliance could result in the imposition of fines by the U.S. Government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, under the law we are also legally responsible for our properties’ ADA compliance. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could have an adverse effect on our financial condition and our ability to make distributions. State and local laws may also require modifications to our properties related to access by disabled persons. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our cash flow and ability to make distributions to our security holders.
Our active management and operation of a restaurant business may expose us to potential liabilities beyond those traditionally associated with REITs.
In addition to our real estate investment activities, we also manage and operate the Kerrow Restaurant Operating Business, which consists of six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area. Managing and operating the Kerrow Restaurant Operating Business requires us to employ significantly more people than a REIT which did not operate a business of such type and scale. In addition, managing and operating an active restaurant business exposes us to potential liabilities associated with the operation of restaurants. Such potential liabilities are not typically associated with REITs and include potential liabilities for wage and hour violations, guest discrimination, food safety issues including poor food quality, food-borne illness, food tampering, food contamination, workplace injury, and violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party). In the event that one or more of the potential liabilities associated with managing and operating an active restaurant business materializes, such liabilities could damage the reputation of the Kerrow Restaurant Operating Business as well as the reputation of Four Corners, and could adversely affect our financial position and results of operations, possibly to a material degree.
If our security measures are breached, we may face liability and public perception of our services could be diminished, which would negatively impact our ability to attract business partners and advertisers.
Our security measures are not perfect or impenetrable, and we may be unable to anticipate or prevent unauthorized access. A cyber-attack or other security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose consumers, business partners and advertisers, and we could suffer financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.
We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly traded, self-administered company primarily focused on owning real property used in the restaurant and retail industries and potentially other industries.
We have no historical operations as an independent company and may not be able to establish the infrastructure and attract the personnel necessary to operate as a separate, publicly traded, self-administered company. Upon the completion of the Spin-Off, Darden became obligated to provide certain transition services pursuant to the terms of the Transition Services Agreement that we entered into with Darden, to allow us the time, if necessary, to build the infrastructure and retain the personnel necessary to operate as a separate publicly traded company without relying on such services. Following the expiration of the Transition Services Agreement in 2016, Darden will be under no obligation to provide further assistance to us, other than the services contemplated in the Franchise Agreements. As a separate public entity, we are subject to, and responsible for, regulatory compliance, including, but not limited to, periodic public filings with the SEC and compliance with New York Stock Exchange (“NYSE”) continued listing requirements as well as compliance with generally applicable tax and accounting rules. Because our business has not previously operated as a separate, publicly traded, self-administered company, we cannot assure you that we will be able to successfully implement the infrastructure or retain the personnel necessary to operate as a separate publicly traded company or that we will not incur costs in excess of anticipated costs to establish such infrastructure and retain such personnel.
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect our business and the market price of our common stock.
Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. Matters impacting our internal controls may cause us to be unable to report our financial data on a timely basis, or may cause us to restate previously issued financial data, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in the market price for our common stock and impairing our ability to raise capital.
Risks Related to the Spin-Off
We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.
We may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from Darden in the time we expect, if at all, which could have an adverse effect on our financial condition and our ability to make distributions. For instance, it may take longer than anticipated for us to, or we may never, succeed in attracting tenants other than Darden. In addition, because historically Darden has owned and managed its own real estate assets, including the Properties and the restaurant properties comprising the Kerrow Restaurant Operating Business, we do not have any meaningful experience as lessors of properties to third-party restaurant and other operators in a competitive environment. Our lack of experience, including dealing with parties other than Darden in real estate transactions, and operating in a competitive environment, may materially inhibit our ability to realize the full value of our properties, to acquire further properties and achieve our short-term and long-term strategic objectives.
We could be required to indemnify Darden for material taxes pursuant to indemnification obligations under the Tax Matters Agreement that we entered into with Darden. If the Spin-Off were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, Darden and Darden’s shareholders could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify Darden for material taxes.
Darden has received a private letter ruling (the “IRS Ruling”) from the Internal Revenue Service (the “IRS”) on certain specific issues relevant to the qualification of the Spin-Off as tax-free under Sections 368(a)(1)(D) and 355 of the Code, based on certain facts and representations set forth in such request. Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations made in the ruling request are untrue or incomplete in any material respect, then Darden will not be able to rely on the IRS Ruling. The IRS Ruling does not address all of the requirements for tax-free treatment of the Spin-Off under Sections 355 and 368(a)(1)(D) of the Code; however, Darden has received an opinion from Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden, Arps”) (the “Spin-Off Tax Opinion”) to the effect that the Spin-Off qualifies as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The Spin-Off Tax Opinion relies on the IRS Ruling as to matters covered by such ruling and is based on, among other things, current law and certain assumptions and representations as to factual matters made by Darden and us. Any change in currently applicable law, which may or may not be retroactive, or the failure of any factual representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached by counsel in the Spin-Off Tax Opinion. The Spin-Off Tax Opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. The Spin-Off Tax Opinion is expressed as of the date issued and does not cover subsequent periods. An opinion of counsel represents counsel’s best legal judgment based on current law and is not binding on the IRS or any court. We cannot assure you that the IRS will agree with the conclusions set forth in the Spin-Off Tax Opinion, and it is possible that the IRS or another tax authority could adopt a position contrary to one or all of those conclusions and that a court could sustain that contrary position. If any of the facts, representations, assumptions, or undertakings described or made in connection with the IRS Ruling or the Spin-Off Tax Opinion are not correct, are incomplete or have been violated, the IRS Ruling could be revoked retroactively or modified by the IRS, and our ability to rely on the Spin-Off Tax Opinion could be jeopardized. We are not aware of any facts or circumstances, however, that would cause these facts, representations, or assumptions to be untrue or incomplete, or that would cause any of these undertakings to fail to be complied with, in any material respect.
If the Spin-Off ultimately were determined to be taxable, then a shareholder of Darden that received shares of our common stock in the Spin-Off would be treated as having received a distribution of property in an amount equal to the fair market value of such shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such shareholder as a dividend to the extent of Darden’s current and accumulated earnings and profits (including earnings and profits resulting from the recognition of gain by Darden in the Spin-Off). Any amount that exceeded Darden’s earnings and profits would be treated first as a non-taxable return of capital to the extent of such shareholder’s tax basis in its shares of Darden stock with any remaining amount being taxed as a capital gain. In addition, if the Spin-Off were determined to be taxable, in general, Darden would be required to recognize a taxable gain as if it had sold our common stock in a taxable sale for its fair market value.
Under the terms of the Tax Matters Agreement that we entered into with Darden, we generally will be responsible for any taxes imposed on Darden that arise from the failure of the Spin-Off to qualify as tax-free for U.S. federal income tax purposes to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representations provided in connection with the Spin-Off Tax Opinion. Our indemnification obligations to Darden will not be limited by any maximum amount. If we are required to indemnify Darden under the circumstances set forth in the Tax Matters Agreement, we may also be subject to substantial tax liabilities.
We may not be able to engage in desirable strategic transactions and equity issuances following the Spin-Off because of certain restrictions relating to requirements for tax-free distributions for U.S. federal income tax purposes. In addition, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.
To preserve the tax-free treatment to Darden of the Spin-Off, for the two-year period following the Spin-Off, we may be prohibited, except in specific circumstances, from taking certain actions, including: (1) entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, or (3) repurchasing our common stock. In addition, we may be prohibited from taking or failing to take any other action that prevents the Spin-Off and related transactions from being tax-free. However, these restrictions are inapplicable in the event that the IRS has granted a favorable ruling to Darden or us or in the event that Darden or we have received an opinion from counsel that we can take such actions under certain safe harbor exceptions without adversely affecting the tax-free status of the Spin-Off and related transactions.
These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may increase the value of our business.
Our potential indemnification liabilities pursuant to the Separation and Distribution Agreement could materially adversely affect us.
The Separation and Distribution Agreement we entered into with Darden on October 21, 2015 (the “Separation and Distribution Agreement”) sets forth, among other things, the principal corporate transactions required to effect the separation, and provisions governing the relationship between Darden and us with respect to and resulting from the separation.
Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to or arising out of the Properties and the Kerrow Operating Business. If we are required to indemnify Darden under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

In connection with our separation from Darden, Darden also indemnified us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to protect us against the full amount of such liabilities, or that Darden’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation and Distribution Agreement, Darden has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Darden has agreed to retain, and there can be no assurance that Darden will be able to fully satisfy its indemnification obligations to us. Moreover, even if we ultimately succeed in recovering from Darden any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Darden. Additionally, pursuant to the terms of the Leases, Darden has agreed to indemnify us from and against any and all losses caused by, incurred or resulting from Darden’s operations at the Properties or by Darden’s use and occupancy of the Properties. However, third parties could seek to hold us responsible for any of the liabilities that Darden has agreed to retain, and there can be no assurance that Darden will be able to fully satisfy its indemnification obligations to us.
A court could deem the Spin-Off or its related transactions to be a fraudulent conveyance and void the transaction or impose substantial liabilities on us.
We have declared and paid to our stockholders dividends to distribute the accumulated earnings and profits attributable to non-REIT years (the “Purging Distribution”). A court could deem the Spin-Off of our common stock or certain internal restructuring transactions undertaken by Darden in connection therewith, or the Purging Distribution (for further explanation, see “--There are uncertainties relating to the Purging Distribution” below) by Four Corners, to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due.
If a U.S. court were to find that the Spin-Off was a fraudulent transfer or conveyance, a court could void the Spin-Off or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our stockholders to return to Darden some or all of the shares of our common stock distributed in the Spin-Off, require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors, or require stockholders to pay as money damages an equivalent of the value of the shares of common stock at the time of the Spin-Off. If a U.S. court were to find that the Purging Distribution was a fraudulent transfer or conveyance, a court could void the Purging Distribution, require stockholders to return to us some or all of the Purging Distribution or require stockholders to pay as money damages an equivalent of the value of the Purging Distribution. Moreover, stockholders could be required to return any dividends previously paid by us. With respect to any transfers from Darden to us, if any such transfer was found to be fraudulent transfer, a court could void the transaction or Darden could be awarded monetary damages for the difference between the consideration received by Darden and the fair market value of the transferred property at the time of the Spin-Off. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.
Risks Related to Our Common Stock
The market price and trading volume of our common stock may be volatile and may face negative pressure including as a result of future sales or distributions of our common stock.
Our common stock is trading publicly for the first time. Until, and possibly even after, orderly trading markets develop for the common stock, there may be significant fluctuations in price. It is not possible to accurately predict how investors in our common stock will behave. Investors may decide to dispose of some or all of our common stock that they received in the Spin-Off, which may generally be sold immediately in the public market.
Any disposition by a significant stockholder of our common stock, or the perception in the market that such dispositions could occur, may cause the price of our common stock to fall. Any such decline could impair our ability to raise capital through future sales of our common stock. Furthermore, our common stock may not qualify for investment indices, including indices specific to REITs, and any such failure may discourage new investors from investing in our common stock.

Our ability to engage in significant equity issuances will also be limited or restricted after our Spin-Off from Darden in order to preserve the tax-free nature of the Spin-Off. If and when additional funds are raised through the issuance of equity securities, including our common stock, our stockholders may experience significant dilution.
We cannot assure you of our ability to pay dividends in the future.
It is expected that our initial dividend will be $0.97 per share per annum after reflecting the issuance of additional common shares to shareholders as part of the Purging Distribution. We may pay a portion of our dividends in common stock. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.
Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described above in the risk factor “--REIT distribution requirements could adversely affect our ability to execute our business plan”), we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do elect to maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.
Risks Related to Our Taxation as a REIT
If we do not qualify as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
We intend to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year beginning January 1, 2016. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that our investments violate the REIT requirements.
Darden received an opinion of Skadden, Arps, counsel to Darden, with respect to our qualification to be subject to tax as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The REIT Tax Opinion represents only the view of Skadden, Arps, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by Darden and us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Skadden, Arps has no obligation to advise Darden, us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the REIT Tax Opinion and our qualification as a REIT will depend on our satisfaction of various complex requirements under the Code, relating to, among other things, the sources of our gross income, the composition and value of our assets, our distribution levels and the diversity of ownership of our shares on a continuing basis, the results of which will not be monitored by Skadden, Arps. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.
The rule against re-electing REIT status following a loss of such status could also apply to us if it were determined that a former subsidiary of Darden failed to qualify as a REIT for certain taxable years and we were treated as a successor to such entity for U.S. federal income tax purposes. Although Darden has represented to us that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and covenanted to use its reasonable best efforts to cure any issue with respect to the REIT status of any such predecessor entity, no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. If we fail to qualify as a REIT due to the REIT status of a predecessor, we would be subject to corporate income tax as described in the preceding paragraph.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence.
We could fail to qualify as a REIT if income we receive from Darden and other tenants is not treated as qualifying income.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from Darden and other tenants will not be treated as qualifying rent for purposes of these requirements if the Leases are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures or other types of arrangements. If the Leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.
In addition, subject to certain exceptions, rents received or accrued by us from Darden will not be treated as qualifying rent for purposes of the REIT gross income requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of Darden stock entitled to vote or 10% or more of the total value of all classes of Darden stock. Our charter provides for restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from Darden to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from Darden will not be treated as qualifying rent for purposes of REIT qualification requirements.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.
Initially our funds from operations will be generated primarily by rents paid under the Leases. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distributions requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity or adversely impact our ability to raise short and long-term debt. Furthermore, the REIT distribution requirements may increase the financing needed to fund capital expenditures, further growth and expansion initiatives. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we will hold some of our assets and conduct certain of our activities through one or more TRSs or other subsidiary corporations that will be subject to U.S. federal, state, and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our stockholders.
Complying with the REIT requirements may cause us to forego otherwise attractive acquisition and business opportunities or liquidate otherwise attractive investments.
To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% effective for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. Finally, effective for our taxable year that began on January 1, 2016 and all future taxable years, no more than 25% of the value of our assets can be represented by certain debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within thirty days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.
REIT ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.
In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year commencing with our taxable year beginning January 1, 2017. As described above, subject to certain exceptions, rents received or accrued by us from Darden will not be treated as qualifying rent for purposes of the REIT gross income requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of Darden stock entitled to vote or 10% or more of the total value of all classes of Darden stock. To assist us in satisfying the REIT requirements, our charter contains certain ownership and transfer restrictions on our stock. More specifically, our charter provides that shares of our capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any person who acquires shares of our capital stock in violation of the ownership limit will not be entitled to any dividends on such shares or be entitled to vote such shares or receive any proceeds from the subsequent sale of such shares in excess of the lesser of the price paid for such shares or the amount realized from the sale (net of any commissions and other expenses of sale). A transfer of shares of our capital stock in violation of the ownership limit will be void ab initio under certain circumstances. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders. See “Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company” above.
There are uncertainties relating to the Purging Distribution.
Darden has allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the Spin-Off between Darden and Four Corners in a manner that, in its best judgment, is in accordance with the provisions of the Code. The amount of earnings and profits to be distributed is a complex factual and legal determination. We currently believe and intend that our Purging Distribution made on March 2, 2015 has satisfied the requirements relating to the distribution of our pre-REIT accumulated earnings and profits. No assurance can be given, however, that the IRS will agree with our calculation or Darden’s allocation of earnings and profits to Four Corners. If the IRS finds additional amounts of pre-REIT earnings and profits, there are procedures generally available to cure any failure to distribute all of our pre-REIT earnings and profits, but there can be no assurance that we will be able to successfully implement such procedures.
We paid the Purging Distribution in a combination of common stock and cash and are permitted to pay other dividends on our common stock in common stock and/or cash. Our stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.
We paid the Purging Distribution in a combination of cash and common stock. Each stockholder was permitted to elect to receive the stockholder’s entire entitlement under the Purging Distribution in either cash or Four Corners common stock, subject to the limitation on the amount of cash to be distributed in the aggregate to all of our stockholders (the “Cash Limitation”). The Cash Limitation was approximately 20% of the Purging Distribution declaration (without regard to any cash that may be paid in lieu of fractional shares). In the Purging Distribution and any other distribution paid in a combination of cash and common stock, stockholders will be required to report dividend income as a result of such distribution for both the cash and stock components of the distribution and even though we distributed no cash or only nominal amounts of cash to such shareholder.
If we make any taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells shares of our stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in our stock. If, in any taxable dividend payable in cash and stock, a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of our stock.

Complying with the REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. Effective for taxable years beginning after December 31, 2015, this exclusion from the 95% and 75% gross income tests also will apply if we previously entered into a hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new clearly identified hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates that we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.
Even if we qualify to be subject to tax as a REIT, we could be subject to tax on any unrealized net built-in gains in our assets held before electing to be treated as a REIT.
Following our REIT election, we will own appreciated assets that were held by a C corporation and will be acquired by us in a transaction in which the adjusted tax basis of the assets in our hands will be determined by reference to the adjusted basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets during the five-year period following our intended qualification as a REIT, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that we became a REIT over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.
Legislative or other actions affecting REITs could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Please refer to “Item1. Business.”
Item 3. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our stock began trading on the New York Stock Exchange under the ticker symbol “FCPT” on November 10, 2015 with an opening price of $19.85. During the period November 10, 2015 through December 31, 2015 our stock price ranged from a high of $24.44 to a low of $18.50. Our closing price on December 31, 2015 was $24.16. No dividends were declared or paid in 2015. On January 7, 2016, our Board of Directors declared two dividends totaling $8.32 per share. These dividends were paid in cash on January 29, 2016 and in cash and shares of our common stock on March 2, 2016 and constitute our Purging Distribution. We intend to pay regular quarterly dividends to our stockholders, although future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provision of the Code and such other factors as the Board of Directors deems relevant.
As of March 16, 2016, there were approximately 10,442 registered holders of record of our common stock.
Sales of Unregistered Securities
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
Purchases of Equity Securities by the Company and Affiliated Purchasers
None.
Performance Graph
The following performance graph compares, for the period from November 10, 2015, the date the Company’s shares of common stock began trading on the New York Stock Exchange, and December 31, 2015, the cumulative total stockholder return on the Company’s common stock with (i) the cumulative total return of the S&P 500 Index, (ii) the cumulative total return of the MSCI US REIT Index (“RMZ”) and (iii) the cumulative total return of Dow Jones Industrial Average.

Item 6. Selected Financial Data.
The following selected historical financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated and combined financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, and the related notes included elsewhere in this Annual Report on Form 10-K.
The Company completed the Spin-Off on November 9, 2015. Due to the timing of the Spin-off, the Company presents herein consolidated financial data for the Company from the date of consummation of the Spin-off through December 31, 2015 and for the Kerrow Restaurant Operating Business for all periods. Our real estate operations business was not operated by Darden as a stand-alone business and, accordingly, there are no historical results of operations related to that business. The Kerrow Restaurant Operating Business and our real estate operations business were not legal entities, but rather a portion of the real estate assets, liabilities and operations of Darden. The historical financial data for Kerrow Restaurant Operating Business is not necessarily indicative of the Company’ results of operations, cash flows or financial position following the completion of the Spin-Off.
The selected historical financial information as of and for the years ended December 31, 2015, 2014, 2013, and 2012 has been derived from our audited historical financial statements (except in the case of balance sheet data as of December 31, 2012, which is unaudited). The combined statements of comprehensive income include allocations of certain costs from Darden incurred on the Kerrow Restaurants Operating Business’ behalf. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical Darden expenses allocable to the Kerrow Restaurants Operating Business for purposes of the combined financial statements. However, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Kerrow Restaurants Operating Business had operated as a separate, stand-alone entity. Due to the timing of the Spin-Off, the results of operations for the years ended December 31, 2014, 2013, and 2012 reflect the financial condition and results of operations of Kerrow Restaurant Operating Business. The results of operations for the year ended December 31, 2015 reflect the financial condition and results of operations of the Company, together with the Kerrow Restaurant Operating Business prior to the Spin-Off.
Operating Data

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012
Revenues	$33,456	$17,695	$16,907	$16,524
Net income (loss)	$5,699	$32	$29	$(39)
Earnings per share:
Basic	$0.92	NA	NA	NA
Diluted	$0.91	NA	NA	NA
Cash dividends declared per common stock	NA	NA	NA	NA

Balance Sheet Data

	As of December 31,
				2012
(In thousands)	2015	2014	2013	(Unaudited)
Real estate investments:
Land	$404,812	$3,069	$3,069	$3,069
Buildings, equipment and improvements	992,418	12,513	12,502	12,502
Total real estate investments	1,397,230	15,582	15,571	15,571
Less: accumulated depreciation	(568,539)	(3,860)	(3,026)	(2,163)
Total real estate investments, net	$828,691	$11,722	$12,545	$13,408

Total assets	$929,437	$11,949	$12,807	$13,630
Total liabilities	487,795	2,951	2,935	2,899
Total equity	441,642	8,998	9,872	10,731

Other Statistics

	Year Ended December 31,
(In thousands)	2015	2014	2013	2012
Cash flows provided by operating activities	$21,693	$961	$914	$806
Cash flows used in investing activities	(556)	(55)	(26)	(131)
Cash flows provided by (used in) financing activities	76,929	(906)	(888)	(675)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted or expected in these forward-looking statements as a result of various factors, including those which are discussed below and elsewhere in this information statement. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and “Item 1.A., Risk Factors”, appearing elsewhere in this Annual Report on Form 10-K.
Overview
Four Corners Property Trust, Inc. is a publicly-traded REIT that owns, acquires and leases restaurant and other retail properties on a triple-net basis. Our primary goal is to create long-term shareholder value through the payment of consistent cash dividends and the growth of our cash flow and asset base. To achieve this goal, we intend to pursue a business strategy focused on opportunistic acquisitions and asset and tenant diversification.
On November 9, 2015, in connection with the separation and spin-off of Four Corners from Darden, Darden contributed to us 100% of the equity interest in entities that held 418 properties in which Darden operates restaurants, representing five of their brands (the “Four Corners Properties”), and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) and the underlying properties or interests therein associated with the Kerrow Operating Business. In exchange, we issued shares of our common stock which Darden distributed to its shareholders.
Currently, we generate revenues primarily by leasing the Four Corners Properties to Darden through triple-net lease arrangements under which Darden is primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs (“triple-net”). We also generate revenues by operating the Kerrow Restaurant Operating Business pursuant to franchise agreements with Darden. As of December 31, 2015, our undepreciated gross investment in real estate totaled approximately $1.4 billion.
We intend to elect to be taxed as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2016. We believe that we have been organized and will operate in a manner that allows us to qualify as a REIT for federal income purposes in 2016 and we intend to continue operating in such a manner.
Results of Operations
The results of operations for the accompanying consolidated and combined financial statements discussed below are derived from our consolidated statements of comprehensive income found elsewhere in this Annual Report on Form 10-K. The following discussion includes the results of our continuing operations as summarized in the table below.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Revenues:
Rental income	$15,134	$—	$—
Restaurant revenues	18,322	17,695	16,907
Total revenues	33,456	17,695	16,907
Operating expenses:
General and administrative	1,856	—	—
Depreciation and amortization	3,758	863	875
Restaurant expenses	16,996	16,942	16,127
Interest expense	2,203	—	—
Total expenses	24,813	17,805	17,002
Income (loss) before income taxes	8,643	(110)	(95)
(Provision for) benefit from income taxes	(2,944)	142	124
Net Income	$5,699	$32	$29

We operate in two segments, real estate operations and restaurant operations. Our real estate operations began on November 9, 2015, accordingly, no comparison to prior periods with respect to this segment is reported. Our rental income was generated from the rental streams associated with the Leases which we recognize on a straight-line basis to include the effects of base rent escalators.
General and administrative expense comprises costs associated with staff, office rent, legal, accounting, information technology and other professional services and other administrative services in association with our lease operations and our REIT structure and reporting requirements.
Depreciation and amortization expense represents the depreciation on real estate investments, net which have estimated lives ranging from two to 49 years. Depreciation and amortization increased for 2015 by approximately $2.9 million or 335.5% as a result of the Properties contributed to us in connection with the Spin-Off.
Interest Expense
On November 9, 2015, immediately preceding the consummation of the Spin-Off, we entered into the Revolving Credit and Term Loan Agreement (the “Loan Agreement”) that provides for borrowings of up to $750.0 million and consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credit. At December 31, 2015, the weighted average interest rate on the term loan was 1.99%. As of December 31, 2015, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.
On November 9, 2015, we also entered into interest rate swaps with aggregate notional values totaling $400 million to hedge the variability associated with the Loan Agreement, fixing our gross interest expense at 3.06%. These swaps are accounted for as cash flow hedges with all interest income/expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income. At December 31, 2015, the average interest rate on the term loan including the cost of the swap agreements and the amortization of upfront costs was 3.4%.
Restaurant Operations
The following table sets forth restaurant revenues and expenses data for the six operating restaurants and restaurant expenses as a percent of revenues for the periods indicated.

	Year Ended December 31,
	2015		2014		2013
(Dollars in thousands)	$	% of Revenues	$	% of Revenues	$	% of Revenues
Restaurant revenues	$18,322	100.0%	$17,695	100.0%	$16,907	100.0%
Restaurant expenses:
Food and beverage	7,310	39.9%	7,124	40.3%	6,766	40.0%
Restaurant labor	4,688	25.6%	4,639	26.2%	4,518	26.7%
Other restaurant expenses	4,998	27.3%	5,179	29.2%	4,843	28.7%
Total restaurant expenses	16,996	92.8%	16,942	95.7%	16,127	95.4%
Restaurant Operations, Net	$1,326		$753		$780
Year Ended December 31, 2015 versus Year Ended December 31, 2014
Restaurant revenues increased approximately $0.6 million, or 3.5%, in 2015 compared to 2014, driven primarily by a 4.3% increase in the average check partially offset by a 0.8% decrease in average guest counts. Average annual revenue per restaurant was $3.1 million in 2015 compared to $2.9 million in 2014.
Total restaurant expenses were flat year over year. As a percent of revenues, total restaurant expenses decreased from 95.7% in 2014 to 92.8% in 2015.

Food and beverage costs increased approximately $0.2 million, or 2.6%. As a percent of revenues, food and beverage costs decreased as a result of sales prices increasing more than labor rates (“sales leverage”).
Restaurant labor costs increased $0.05 million, or 1.1%. As a percent of revenues, restaurant labor costs decreased primarily as a result of favorable sales leverage.
Other restaurant expenses (which include utilities, common area maintenance charges, repairs and maintenance, credit card fees, lease expense, property tax, workers’ compensation, other restaurant-level operating expenses and administrative costs) decreased approximately $0.2 million or 3.5%. As a percent of revenues restaurant expenses decreased primarily as a result of lower workers’ compensation costs and favorable sales leverage.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Restaurant revenues increased $0.8 million, or 4.7%, in 2014 compared to 2013, driven primarily by a 3.9% increase in the average check as well as a 0.8% increase in average guest counts. Average annual revenue per restaurant was $2.9 million in 2014 compared to $2.8 million in 2013.
Total restaurant expenses increased approximately $0.8 million or 5.1%. As a percent of revenues, restaurant expenses increased slightly from 95.4% in 2013 to 95.7% in 2014.
Food and beverage costs increased approximately $0.4 million or 5.3%. As a percent of revenues, food and beverage costs increased as a result of food cost inflation, primarily beef, partially offset by increased sales pricing.
Restaurant labor costs increased approximately $0.1 million or 2.7%. As a percent of revenues, restaurant labor costs decreased primarily as a result of favorable sales leverage.
Other restaurant expenses increased approximately $0.3 million or 6.9%. As a percent of revenues, restaurant expenses increased primarily as a result of higher workers’ compensation costs, utilities, repairs and maintenance and media costs, partially offset by favorable sales leverage.
Critical Accounting Policies
The preparation of Four Corner’s consolidated and combined financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of Four Corner’s accounting policies and procedures are included in Note 2 of our consolidated and combined financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of our consolidated and combined financial statements.
Real Estate Investments
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to forty-two years using the straight-line method. Leasehold improvements, which are reflected on our balance sheets as a component of buildings, within land, buildings and equipment, net, are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying statements of comprehensive income.
Our accounting policies regarding land, buildings and equipment, including leasehold improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of what constitutes a reasonably assured lease term and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized, or as our expectations of estimated future cash flows change.
Impairment of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, desirability of the restaurant sites and other factors, such as our ability to sell our assets held for sale. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment loss.
Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings and equipment until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses are reviewed to determine whether those assets would also meet the requirements to be reported as discontinued operations.
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our statements of comprehensive income as the original impairment.
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. Our use of derivative instruments is currently limited to interest rate hedges. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows of the derivative are not expected to offset changes in cash flows of the hedged item. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, at the time the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria in accordance with GAAP, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs.

Revenue Recognition
For those triple-net leases that provide for periodic and determinable increases in base rent, base rental revenue is recognized on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable.
Income from rent, lease termination fees and all other income is recognized when all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectability is reasonable assured.
New Accounting Standards
If applicable, a discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 of our consolidated and combined financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
Liquidity and Financial Condition
At December 31, 2015, we held $98.1 million of cash and cash equivalents. Total capital included $442 million of equity capital and $400 million associated with borrowings under the term loan of our Loan Agreement. As of March 18, 2016 our cash and cash equivalents had been reduced by approximately $78 million after funding the cash component of the Purging Distribution.
On November 9, 2015, immediately preceding the consummation of the Spin-Off, we entered into the $750 million Revolving Credit and Term Loan Agreement which consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credits and matures on November 9, 2019. The revolving credit facility provides for a letter of credit sub-limit of $45.0 million.
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and, for acquisitions, investments, and other capital expenditures, borrowings under our $350 million revolving Credit Facility. As of March 18, 2016 we had no amounts outstanding under the Credit Facility.
On a long-term basis, our principal demands for funds include payment of dividends, financing of property acquisitions and scheduled debt maturities. We plan to meet our long-term capital needs by issuing debt or equity securities or by obtaining asset level financing, subject to market conditions. In addition, we may issue common stock to permanently finance properties that were financed on an intermediate basis by our revolving Credit Facility or other indebtedness. In the future, we may also acquire properties by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. Our common partnership interests would be redeemable for cash or shares of our common stock.
We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions and the funding of tenant improvements and other capital expenditures, and debt refinancing.
Because the properties in our portfolio are generally leased to tenants under triple-net leases, where the tenant is responsible for property operating costs and expenses, our exposure to rising property operating costs due to inflation is mitigated. Interest rates and other factors, such as occupancy, rental rate and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described above, we currently offer leases that provide for payments of base rent with scheduled annual fixed increases.

Contractual Obligations
The following table provides information with respect to our commitments as of December 31, 2015. The table does not reflect available debt extensions.

(In millions)	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Note payable	$—	$—	$400.0	$—	$400.0
Interest payments on note payable obligations [1]	13.0	27.0	25.0	—	65.0
Commitments under non-cancellable operating leases	0.5	1.0	0.8	9.7	12.0
Total Contractual Obligations and Commitments	$13.5	$28.0	$425.8	$9.7	$477.0
1 Interest payments computed using the hedged rate as of December 31, 2015 of 3.06% for the $400 million loan and undrawn commitment fee of 0.35% on the $350 million revolving credit facility.
Off-Balance Sheet Arrangements
At December 31, 2015, there were no off-balance sheet arrangements.
Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to NARIET funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) for the year ended December 31, 2015.

(In thousands, except share data)	Year Ended December 31, 2015
Net income attributable to stockholders in accordance with GAAP	$5,699
Depreciation and amortization	3,758
NAREIT funds from operations (FFO)	$9,457
Non-cash compensation expense	13
Amortization of deferred financing costs	265
Straight-line rent adjustment	(1,500)
Gains on hedging instruments due to hedge ineffectiveness	(3)
Adjusted funds from operations (AFFO)	$8,232

Fully diluted shares outstanding[1]	6,263,921

FFO per diluted share	$1.51

AFFO per diluted share	$1.31

Footnotes:
(1) Weighted average shares outstanding were calculated using the share count throughout 2015. Prior to November 9th 2015, there were no shares outstanding.

Non-GAAP Definitions
The certain non-GAAP financial measures included above management believes are helpful in understanding our business, as further described below. Our definition and calculation of non-GAAP financial measures may differ from those of other REITs and therefore may not be comparable. The non-GAAP measures should not be considered an alternative to net income as an indicator of our performance and should be considered only a supplement to net income, and to cash flows from operating, investing or financing activities as a measure of profitability and/or liquidity, computed in accordance with GAAP.
Funds From Operations (“FFO”) is a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We also omit the tax impact of non-FFO producing activities from FFO determined in accordance with the NAREIT definition.
Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income.
Adjusted Funds From Operations AFFO is a non-GAAP measure that is used as a supplemental operating measure specifically for comparing year over year ability to fund dividend distribution from operating activities. AFFO is used by us as a basis to address our ability to fund our dividend payments. We calculate adjusted funds from operations by adding to or subtracting from FFO:

1.	Plus: Amortization of deferred financing costs

2.	Plus: Non-cash (stock based) compensation expense

3.	Plus: Non-real estate depreciation

4.	Plus: Impairment charges

5.	Plus: Below market debt amortization

6.	Plus: Non-cash expense on hedging instruments deemed ineffective

7.	Plus: Transaction costs incurred in connection with the acquisition of real estate investments

8.	Plus: Merger, restructuring and other related costs

9.	Plus: Amortization of capitalized leasing costs

10.	Less: Straight line rent adjustment

11.	Less: Amortization of (above) and below market leases

12.	Less: Recurring capital expenditures and tenant improvements

13.	Less: Debt extinguishment gains (losses)
AFFO is not intended to represent cash flow from operations for the period, and is only intended to provide an additional measure of performance by adjusting the effect of certain items noted above included in FFO. AFFO is a widely reported measure by other REITs; however, other REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not be comparable to other REITs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, especially interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facility. We consider certain risks associated with the use of variable rate debt, including those described under “Item 1A. Risk Factors - An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.” The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2015, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases).
As of December 31, 2015, approximately $400.0 million of our total indebtedness consisted of five-year variable-rate obligations for which we have entered into swaps that effectively fixed $200 million of our variable rate debt for three years and $200 million for five years, at a weighted average interest rate, excluding amortization of deferred financing costs and debt discounts/premiums, of approximately 3.06%. We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. We consider certain risks associated with the use of derivative instruments, including those described under “Item 1A. Risk Factors - Hedging transactions could have a negative effect on our results of operations.”
Due to the hedging transactions described above, a hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2015.

Item 8. Financial Statements and Supplementary Data.
Financial Statements and Supplementary Data consist of financial statements as indexed on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
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
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management is not required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our Annual Report on Form 10-K for the year ending December 31, 2016, due to a transition period established by SEC rules applicable to new public companies. As a result, this Annual Report on Form 10-K does not include a report on management’s assessment regarding internal controls over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. We intend to include an evaluation of our internal controls over financial reporting and an auditor attestation report in our 2016 Annual Report on Form 10-K.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) For Financial Statements, see Index to Financial Statements on page F-1.
(b) For Exhibits, see Index to Exhibits on page E-1.

FOUR CORNERS PROPERTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Four Corners Property Trust, Inc.:
We have audited the accompanying consolidated balance sheet as of December 31, 2015 and the accompanying combined balance sheet as of December 31, 2014 of Four Corners Property Trust, Inc. and subsidiaries, and the related consolidated and combined statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated and combined financial statements, we also have audited financial statement Schedule III - Schedule of Real Estate Assets and Accumulated Depreciation. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Four Corners Property Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
San Francisco, California
March 21, 2016

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Real estate investments:
Land and improvements	$404,812	$3,069
Buildings, equipment and improvements	992,418	12,513
Total real estate investments	1,397,230	15,582
Less: Accumulated depreciation	(568,539)	(3,860)
Total real estate investments, net	828,691	11,722
Cash and cash equivalents	98,073	7
Derivative assets	165	—
Deferred rent	1,500	—
Other assets	1,008	220
Total Assets	$929,437	$11,949

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of deferred financing costs	$392,302	$—
Derivative liabilities	477	—
Deferred rental revenue	7,940	—
Deferred tax liabilities	80,881	1,033
Other liabilities	6,195	1,918
Total liabilities	487,795	2,951
Stockholders’ and parent company equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 42,741,995 and zero shares issued and outstanding at December 31, 2015 and 2014, respectively	4	—
Additional paid-in capital	436,697	—
Accumulated other comprehensive loss	(316)	—
Retained earnings	5,257	—
Total stockholders’ equity	441,642	—
Parent company equity	—	8,998
Total Liabilities and Equity	$929,437	$11,949

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$15,134	$—	$—
Restaurant revenues	18,322	17,695	16,907
Total revenues	33,456	17,695	16,907
Operating expenses:
General and administrative	1,856	—	—
Depreciation and amortization	3,758	863	875
Restaurant expenses	16,996	16,942	16,127
Interest expense	2,203	—	—
Total expenses	24,813	17,805	17,002
Income (loss) before income tax	8,643	(110)	(95)
(Provision for) benefit from income tax	(2,944)	142	124
Net Income	$5,699	$32	$29
Other comprehensive income (loss):
Realized and unrealized loss in hedging transactions, net	(316)	—	—
Comprehensive Income	$5,383	$32	$29

Basic net income per share:	$0.92	NA	NA
Diluted net income per share:	$0.91	NA	NA
Weighted average number of common shares outstanding:
Basic	6,206,375	NA	NA
Diluted	6,263,921	NA	NA
Dividends declared per common share	NA	NA	NA
NA – not applicable

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Parent Company Equity	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2012	—	$—	$—	$10,731	$—	$—	$10,731
Net income	—	—	—	29	—	—	29
Net transfers to parent	—	—	—	(888)	—	—	(888)
Balance at December 31, 2013	—	—	—	9,872	—	—	9,872
Net income	—	—	—	32	—	—	32
Net transfers to parent	—	—	—	(906)	—	—	(906)
Balance at December 31, 2014	—	—	—	8,998	—	—	8,998
Contribution in connection with Spin-Off	—	—	436,697	(8,998)	(442)	—	427,257
Issuance of common stock in connection with Spin-Off	42,741,995	4	—	—	—	—	4
Net income	—	—	—	—	5,699	—	5,699
Realized and unrealized gain (loss) on derivative instruments	—	—	—	—	—	(316)	(316)
Balance at December 31, 2015	42,741,995	$4	$436,697	$—	$5,257	$(316)	$441,642

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows - operating activities
Net income	$5,699	$32	$29
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,758	863	875
Amortization of financing costs	265	—	—
Loss on disposal of operating real estate	25	15	14
Stock based compensation expense	101	117	118
Deferred income taxes	1,195	(194)	(186)
Changes in assets and liabilities:
Deferred rent asset	(1,500)	—	—
Deferred rental revenue	7,940	—	—
Deferred rent expense	94	78	79
Other assets and liabilities	4,116	50	(15)
Net cash provided by operating activities	21,693	961	914
Cash flows - investing activities
Purchases of real estate investments	(556)	(55)	(26)
Net cash used in investing activities	(556)	(55)	(26)
Cash flows - financing activities
Proceeds from term loan borrowings	400,000	—	—
Payment of financing costs	(7,964)	—	—
Net distribution to Darden related to the Spin-Off	(314,985)	—	—
Predecessor transfers to parent	(122)	(906)	(888)
Net cash provided by (used in) financing activities	76,929	(906)	(888)
Net change in cash	98,066	—	—
Cash and cash equivalents, beginning of year	7	7	7
Cash and cash equivalents, ending of year	$98,073	$7	$7
Supplemental cash flow information
Cash interest paid	$982	—	—
Cash paid for income taxes	$—	—	—
Non - cash investing and financing activities:
Real estate investments, net acquired through Spin-Off	$820,196	—	—
Other assets acquired through Spin-Off at carrying value	$144	—	—
Other liabilities assumed through Spin-Off at carrying value	$77,972	—	—
Change in fair value of derivative instruments	$(316)	—	—
The accompanying notes are an integral part of this financial statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION
Four Corners Property Trust, Inc. (together with its subsidiaries “Four Corners”) was incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc., (together with its consolidated subsidiaries “Darden”), for the purpose of owning, acquiring and leasing properties on a triple-net basis, for use in the restaurant industry and potentially other industries. On November 9, 2015, Darden completed a spin-off of Four Corners whereby Darden contributed to us 100% of the equity interest in entities that own 418 properties (the “Properties” or “Property”) in which Darden operates restaurants, representing five of their brands, and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) along with the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash. Subsequently, Darden distributed all of our outstanding shares of common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U. S. federal income tax purposes, except for cash paid in lieu of fractional shares. We intend to qualify as a real estate investment trust (“REIT,”) for U.S. federal income tax purposes with the taxable year beginning January 1, 2016.
Following completion of the Spin-Off, we became an independent, publicly traded, self-administered company, primarily engaged in the ownership, acquisition and leasing of restaurant properties. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“Four Corners OP”), a Delaware limited partnership of which we are the initial limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“Four Corners GP”), is its sole general partner and our wholly owned subsidiary.
We intend to elect to be taxed, and have operated and intend to continue to operate in a manner that will allow us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year beginning January 1, 2016. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders, subject to certain adjustments and excluding any net capital gain. As a REIT, we will not be subject to federal corporate income tax on that portion of net income that is distributed to our shareholders.  However, Four Corners’ taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes. We will make our REIT election upon the filing of our 2016 tax return.
Any references to “the Company,” “we,” “us,” “our” or “the Successor” refer to Four Corners as an independent, publicly traded, self-administered company. Any references to the Kerrow Restaurant Operating Business refer to the Kerrow Restaurant Operating as owned by Darden and for all periods prior to November 9, 2015 and as owned by us for periods subsequent to November 9, 2015.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated and combined financial statements include the accounts of Four Corners Property Trust, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The historical financial statements for the Kerrow Restaurant Operating Business were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Darden. These statements reflect the historical financial condition and results of operations of Kerrow Restaurant Operating Business in accordance with GAAP. The consolidated and combined financial statements include all revenues and costs allocable to us either through specific identification or allocation, and all assets and liabilities directly attributable to us as derived from the operations of the restaurants. The consolidated and combined statements of comprehensive income include allocations of certain costs from Darden incurred on our behalf. See Note 4 - Related Party Transactions for a further description of allocated expenses.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. For the year ended December 31, 2015, we have conformed the prior presentation of the Kerrow Restaurant Operating Business to the current format for comparability purposes.
Use of Estimates
The preparation of these consolidated and combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions used in the accompanying consolidated and combined financial statements are based on management’s evaluation of the relevant facts and circumstances as of the date of the combination. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements, and such differences could be material.
Real Estate Investments
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to forty-two years using the straight-line method. Leasehold improvements, which are reflected on our balance sheets as a component of buildings, within land, buildings and equipment, net, are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying statements of comprehensive income.
Our accounting policies regarding land, buildings and equipment, including leasehold improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of what constitutes a reasonably assured lease term and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized, or as our expectations of estimated future cash flows change.
Impairment of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, desirability of the restaurant sites and other factors, such as our ability to sell our assets held for sale. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment loss.
Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings and equipment until their disposal within one year

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses are reviewed to determine whether those assets would also meet the requirements to be reported as discontinued operations.
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our statements of comprehensive income as the original impairment.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents can consist of cash and money market accounts.
Inventories
Inventories consist of food and beverages and are valued at the lower of weighted-average cost or market.
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. Our use of derivative instruments is currently limited to interest rate hedges. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows of the derivative are not expected to offset changes in cash flows of the hedged item. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, at the time the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria in accordance with GAAP, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs.
See Note 8 - Derivative Financial Instruments for additional information.
Other Assets and Liabilities
Other assets primarily consist of prepaid assets, inventories, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued operating expenses, and deferred rent obligations on certain operating leases.
Deferred Financing Costs
Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. These costs are presented as a direct deduction from their related liabilities on the balance sheets.
Revenue Recognition
Rental income
For those triple-net leases that provide for periodic and determinable increases in base rent, base rental revenue is recognized on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

contractually due from our tenants, creating a straight-line rent receivable. Taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental income in our consolidated and combined statements of comprehensive income.
For those leases that provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met, the increased rental revenue is recognized as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
Income from rent, lease termination fees and all other income is recognized when all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectability is reasonable assured.
We assess the collectability of our lease receivables, including straight-line receivables. We base our assessment of the collectability of rent receivables (other than straight-line rent receivables) on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We also base our assessment of the collectability of straight-line rent receivables on several factors, including among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectability of future rent payments required by lease, we may adjust our reserve or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
Restaurant revenue
Restaurant revenue represents food and beverage product sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales is recognized when food and beverage products are sold. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our consolidated and combined statements of comprehensive income.
See Application of New Accounting Standards below for discussion of the application of ASU 2014-09.
Restaurant Expenses
Restaurant expenses include restaurant labor, general and administrative expenses, and food and beverage costs. Food and beverage costs include inventory, warehousing, related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned. For expenses incurred prior to November 9, 2015, advance payments were made to Darden by the vendors based on estimates of volume to be purchased from the vendors and the terms of the agreement. As we made purchases from the vendors each period, Darden allocated the pro rata portion of allowances earned by us. We recorded these allowances as a reduction of food and beverage costs in the period earned. We considered the allocation methodology and results to be reasonable for the periods presented.
Income Taxes
We will be taxed as a C corporation and expect to pay U.S. federal corporate income taxes for our taxable year ending December 31, 2015.
We provide for federal and state income taxes currently payable as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal income tax credits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

in tax rates is recognized in earnings in the period that includes the enactment date. Interest recognized on reserves for uncertain tax positions is included in interest, net in our consolidated statements of comprehensive income. A corresponding liability for accrued interest is included as a component of other liabilities on our consolidated balance sheets. Penalties, when incurred, are recognized in general and administrative expenses.
We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as taxes paid on reported employee tip income, effective rates for state and local income taxes and the valuation and tax deductibility of certain other items. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available.
We base our estimates on the best available information at the time that we prepare the provision. We will generally file our annual income tax returns several months after our year end. Income tax returns are subject to audit by state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The major jurisdictions in which we will file income tax returns are the U.S. federal jurisdiction and all states in the U.S. that have an income tax.
Tax accounting guidance requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than 50 percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
We include within our current tax provision the balance of unrecognized tax benefits related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations.
We intend to elect and qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2016. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. To maintain our qualification as a REIT, we will be required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.
Prior to the Spin-Off we were included in the consolidated federal income tax return of Darden, as well as certain state tax returns where Darden files on a combined basis. The Predecessor has applied the provisions of FASB ASC Topic 740, Income Taxes, and computed the provision for income taxes on a separate return basis. The separate return method applies the accounting guidance for income taxes to the stand-alone consolidated and combined financial statements as if the Predecessor was a separate taxpayer and a stand-alone enterprise for the periods presented. The calculation of income taxes for the Predecessor on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. We believe that the assumptions and estimates used to compute these tax amounts are reasonable. However, the Predecessor’s financial statements may not necessarily reflect its income tax expense or tax payments in the future, or what our tax amounts would have been had it been a stand-alone enterprise during the periods presented.
Federal and state income taxes payable prior to the Spin-Off were settled though their parent company equity account. The Predecessor provided for taxes that are deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal income tax credits have been recorded as a reduction of income taxes. Deferred tax assets and liabilities have been recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities have been measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates have been recognized in earnings in the period that includes the enactment date.
Excluding our charitable contribution carryforward, we generally expect to fully utilize the deferred tax assets; however, when necessary, we have recorded a valuation allowance to reduce the net deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance or the need for uncertain tax positions, the Predecessor made certain estimates and assumptions. These estimates and assumptions were based on, among other things, knowledge of the

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

operations, markets, historical trends and likely future changes and, when appropriate, the opinion of advisors with knowledge and expertise in relevant fields. Due to certain risks associated with our estimates and assumptions, actual results could differ. See Note 10 - Income Taxes for additional information.
Stock-Based Compensation
We recognize costs resulting from Four Corner’s stock-based compensation transactions over their vesting periods. We classify share-based payment awards granted in exchange for employee services either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Awards are classified as liability awards to the extent that settlement features allow the recipient to determine percentage of the restricted stock awards withheld to meet the recipients' tax withholding requirements. As these awards vest, with a range between one and five years, the value is calculated as the estimated number of shares earned during the year times the stock price at year end, less estimated forfeitures. No compensation cost is recognized for awards for which employees do not render the requisite services.
Earnings Per Share
Basic net earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding for the reporting period. Diluted net earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Restricted stock unites granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding. These stock-based compensation instruments do not impact the numerator of the diluted net earnings per share computation. No effect is shown for any securities that are anti-dilutive.
The following table presents the computation of basic and diluted net earnings per common share for the year ended December 31, 2015.

(In thousands except for per share data)	Year Ended December 31, 2015

Average common shares outstanding – basic	6,206
Effect of dilutive stock based compensation	58
Average common shares outstanding –diluted	6,264
Net income	$5,699
Basic net earnings per share	$0.92
Diluted net earnings per share	$0.91
Fair Value of Financial Instruments
We use a fair value approach to value certain assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities;

•	Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Parent Company Equity
Parent company equity in our consolidated balance sheet represents Darden’s historical investment in us, our accumulated net income after taxes, and the net effect of transactions with, and allocations from, Darden.
All intercompany transactions effected through parent company equity in our consolidated balance sheets have been considered cash receipts and payments for purposes of our consolidated statements of cash flows and are reflected in financing activities in the accompanying consolidated statements of cash flows. See Note 4 - Related Party Transactions for additional information.
Emerging Growth Company
Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to take advantage of this extended transition period, and such election is irrevocable pursuant to Section 107(b) of the JOBS Act.
Application of New Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 for one year. The standard is now effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption for annual periods beginning after December 15, 2016 and interim periods within those annual periods is permitted. We are evaluating the effect this guidance will have on our consolidated and combined financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” which makes certain changes to both the variable interest model and the voting model including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. Adoption of this guidance has had no material impact on our consolidated and combined financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This update simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction for the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. We adopted this guidance in 2015.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We are currently evaluating the impact of adopting this guidance.
In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements; Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” This update adds SEC paragraphs regarding the presentation

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

and subsequent measurement of debt issuance costs associated with line-of-credit arrangements and allow for deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit facility, regardless of whether there are any outstanding borrowings on the line-of-credit facility. We adopted this guidance in 2015.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We are currently evaluating the impact of adopting this guidance.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden is the sole tenant of the Properties, which constitute approximately 99% of the properties we own. In addition, Darden Restaurants, Inc. has guaranteed the obligations of the tenants under substantially all of the Leases entered into in respect of the Properties. As our revenues predominately consist of rental payments under the Leases, we are dependent on Darden for substantially all of our leasing revenues. The audited financial statements for Darden can be found in the Investor Relations section at www.darden.com.
We also are subject to concentration risk in terms of the restaurant brands that operate the Properties. With 302 locations in our portfolio, Olive Garden brand restaurants comprise approximately 72% of the Properties and approximately 75% of the revenues receive under the Leases, based on the total number of locations leased. Our properties are located in 44 states with concentrations of 10% or greater in two states, Florida (11%) and Texas (11%).
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2015, our exposure to risk related to our derivative instruments totaled $312 thousand, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash and the $350 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – RELATED PARTY TRANSACTIONS
Allocation of Darden Corporate Expenses to the Predecessor
Prior to the Spin-Off, we were managed in the normal course of business by Darden and its subsidiaries. All direct costs incurred in connection with the our operations for which specific identification was practical have been included in the stand-alone combined financial statements. Additionally, certain shared costs and certain support functions have been allocated to the us and reflected as expenses in the stand-alone consolidated and combined financial statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical Darden expenses allocable to the us for purposes of the stand-alone financial statements; however, the expenses reflected in the consolidated and combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate, stand-alone entity. Management does not believe, however, that it is practicable to estimate what these expenses would have been had we operated as a separate, stand-alone entity, including any expenses associated with obtaining any of these services from unaffiliated entities. Actual costs that would have been incurred had we been a stand-alone entity would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. In addition, the expenses reflected in the combined financial statements may not be indicative of expenses that will be incurred by us in the future.
The costs allocated to us were made on the basis of operating weeks, net sales or other relevant measures. Corporate expense allocations primarily relate to centralized corporate functions, including advertising, finance, accounting, treasury, tax, legal, internal audit, human resources, facilities, risk management functions, employee benefits and stock based compensation (except for specifically identified stock-based compensation benefits discussed in Note 11 - Stock-Based Compensation). In addition, corporate expenses include, among other costs, maintenance of existing software, technology and websites, development of new or improved software technology, professional fees for legal, accounting, and financial services, non-income taxes and expenses related to litigation, investigations, or similar matters. Corporate expenses allocated to us were $0.9 million for the year ended December 31, 2015 and $1.2 million for each of the years ended December 31, 2014 and 2013 and have been included within restaurant expenses in our combined statements of comprehensive income. All of the corporate allocations of costs are deemed to have been incurred and settled through parent company equity in the period where the costs were recorded. Following the Spin-Off, we have begun performing these functions using our own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Darden under transition services agreements. During 2015, amounts earned by Darden under the transition services agreements were $110 thousand.
Subsequent to the Spin-Off on November 9, 2015, Darden is no longer a related party.
Cash Management and Treasury
Darden uses a centralized approach to cash management and financing of operations. Prior to the Spin-Off, cash was deposited into its depository bank account on a regular schedule and Darden “swept” the account nightly to a zero balance, moving the funds to Darden’s corporate account. Darden also funded our operating and investing activities as needed. Transfers of cash both to and from Darden (including year-end receivable or payable balances) are included within parent company investment on the combined statements of changes in equity. Interest costs for intercompany borrowings associated with major capital outlays for the construction of land, buildings, and equipment associated with opening restaurants or significant remodelings, are charged to the restaurants. No interest charges for intercompany cash transactions have been included, since historically, Darden has not allocated interest related to short term working capital intercompany advances to any of its businesses. Darden has issued debt for general corporate purposes and acquisitions but in no case has any such debt been guaranteed or assumed by us or otherwise secured by our assets. Aside from the aforementioned capital outlays, as Darden’s debt and related interest was not directly allocable to the us, these amounts have not been reflected in our combined financial statements.
NOTE 5 – REAL ESTATE INVESTMENTS, NET
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to triple-net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business is summarized as follows:

	December 31,
(In thousands)	2015	2014
Land	$404,812	$3,069
Buildings and improvements	851,967	8,992
Equipment	140,451	3,521
Total gross real estate investments	1,397,230	15,582
Less: accumulated depreciation	(568,539)	(3,860)
Total Real Estate Investments, Net	$828,691	$11,722

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. Because lease renewal periods are exercisable at the option of the lessee, the table presents future minimum lease payments due during the initial lease term only.

December 31,
(In millions)	2015
2016	$95
2017	96
2018	97
2019	99
2020	100
Thereafter	1,034
Total Future Minimum Rentals	$1,521
NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEET
The components of other assets were as follows:

	December 31,
(In thousands)	2015	2014
Accounts receivable	$70	$—
Inventories	198	113
Prepaid rent	689	62
Deferred tax assets	—	38
Other	51	7
Total Other Assets	$1,008	$220
The components of other liabilities were as follows:

	December 31,
(In thousands)	2015	2014
Accounts payable	$922	$450
Accrued interest expense	959	—
Accrued compensation	465	136
Other accrued income taxes	2,008	407
Deferred rent	580	484
Other	1,261	441
Total Other Liabilities	$6,195	$1,918
NOTE 7 – NOTES PAYABLE
On November 9, 2015, immediately preceding the consummation of the Spin-Off, we entered into the Revolving Credit and Term Loan Agreement (the “Loan Agreement”) that provides for borrowings of up to $750.0 million and consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credits and matures on November 9, 2019. The revolving credit facility provides for a letter of credit sub-limit of $45.0 million.
The Loan Agreement is a syndicated credit facility that contains an accordion feature such that the aggregate principal amount of the revolving credit facility or term loan can be increased by an additional $250.0 million to an amount not to exceed $1.0 billion in the aggregate, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amounts.
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
Immediately preceding the Spin-Off, we drew down the full amount of the term loan using a portion of the proceeds to pay Darden $315.0 million in connection with the Spin-Off. The remainder of the proceeds has been used to pay all of the cash portion of the purging distribution required in connection with qualifying as a REIT, for working capital purposes and for general corporate purposes.
At December 31, 2015, the unamortized deferred financing costs were $7.7 million and the weighted average interest rate on the term loan was 1.99%. During the year ended December 31, 2015, amortization of deferred financing costs was $265 thousand. As of December 31, 2015, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.
On November 10, 2015, we entered into two interest rate swaps pursuant to an International Swaps and Derivatives Association Master Agreement with J.P. Morgan Chase Bank, N.A. to economically hedge its exposure in cash flows associated with its variable rate debt obligations described above. One swap has a fixed notional value of $200.0 million that matures on November 9, 2018, where the fixed rate paid by Four Corners OP is equal to 1.16% and the variable rate received resets monthly to the one month LIBOR rate. The second swap has a fixed notional value of $200.0 million that matures on November 9, 2020, where the fixed rate paid by Four Corners OP is equal to 1.56% and the variable rate received resets monthly to the one month LIBOR rate. These hedging agreements were not entered into for trading purposes and have been designated as cash flow hedges. Changes in the effective portion of the fair value of these hedges will be recorded as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affect earnings. Changes in the fair value of the ineffective portion of these hedges are recorded in earnings.
NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in our receipt or payment of future cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the period November 9, 2015 through December 31, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the year ended December 31, 2015, we recorded approximately $3 thousand of hedge ineffectiveness in earnings attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2016 an additional $3.5 million will be reclassified to earnings as an increase to interest expense.
As of December 31, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional
Interest Rate Swaps	2	$400,000,000
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the year ending December 31, 2015 we did not have any derivatives that were not designated as hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2015.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at	Balance Sheet Location	Fair Value at
(Dollars in thousands)		December 31, 2015		December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$165	Derivative liabilities	$477
Total		$165		$477
Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our derivative financial instruments on the statements of comprehensive income for the year ending December 31, 2015.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
Interest rate swaps	$(938)	Interest expense	$(622)	Interest expense	$3
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet. The Predecessor had no derivative financial instruments at December 31, 2014.

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$165	$—	$165	$(165)	$—	$—

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$477	—	$477	$(165)	$—	$312
Credit-risk-related Contingent Features
The agreement with our derivative counterparty contains a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2015, the fair value of derivatives in a net liability position related to these agreements was approximately $618 thousand. As of December 31, 2015, we have not posted any collateral related to these agreements. If we had breached any of these provisions at December 31, 2015, we could have been required to settle our obligations under the agreements at their termination value of approximately $618 thousand.
NOTE 9 – STOCK-BASED COMPENSATION
On October 20, 2015, the Board of Directors of Four Corners adopted, and Four Corners’ sole shareholder, Rare Hospitality International, Inc., approved, the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards (each, an “Award” and collectively, the “Awards”) to eligible participants. Subject to adjustment, the maximum number of shares of stock reserved for issuance under the Plan is equal to 2,100,000 shares.
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
RSUs are granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.

Equity-Classified RSUs
At December 31, 2015, there were 57,546 RSUs outstanding, of which none have vested. There were 57,546 RSUs granted and no forfeitures and no distributions during the twelve months ended December 31, 2015. Unvested RSUs at December 31, 2015 will vest through 2018.

	Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	—	$—
Units granted	57,546	23.40
Units vested	—	—
Units forfeited	—	—
Outstanding End of Period	57,546	$23.40
As of December 31, 2015 there was $1.3 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.6 years.
Other RSUs
Certain of the Predecessor employees participated in a stock-based compensation plan sponsored by Darden. In connection with the Spin-Off, all unvested cash-settled Darden stock units were converted to unvested RSUs based on the market price of the Company’s common stock. The number of awarded units were adjusted to maintain the value of the award pre- and post-spin. The vesting schedule and all other terms and conditions for the awards did not change, and range between four and five years.
At December 31, 2015, 3,272 of these RSUs were outstanding, of which the expense will be be recognized over the next two years. At December 31, 2015, and 2014, the liability associated with these RSUs was $96 thousand and $127 thousand, respectively, which was recorded in other liabilities on our consolidated balance sheet.
NOTE 10 – INCOME TAXES
Our operating results were included in Darden’s consolidated U.S. federal and one state income tax return. For purposes of the our consolidated financial statements, income tax expense and benefit, and deferred tax balances have been recorded as if we filed tax returns on a stand-alone basis separate from Darden. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and a stand-alone enterprise for the periods presented. Income taxes currently receivable are deemed to have been remitted to Darden, in cash, in the period the receivable arose had we been a separate taxpayer.
The components of income (loss) before income taxes and the provision for income taxes and benefit thereon were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Income (loss) before income tax	$8,643	$(110)	$(95)

The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current:
Federal	$1,502	$33	$43
Current state and local	247	19	19
Total current	1,749	52	62
Deferred:
Federal deferred	1,133	(194)	(186)
State deferred	62	—	—
Total deferred	1,195	(194)	(186)
Total Income Tax (Benefit)	$2,944	$(142)	$(124)
Income taxes receivable settled through the Predecessor’s parent company equity were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Income taxes receivable settled through parent company equity	$35	$52	$62
Income taxes payable	1,713	—	—
As we were in a tax receivable position for the years ended December 31, 2014 and 2013, no income taxes were paid. No income taxes were paid for the year ended December 31, 2015.
The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying consolidated statements of comprehensive income:

	Year Ended December 31,
	2015	2014	2013
U.S. statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal tax benefits	2.6	(11.4)	(13.1)
Benefit of federal income tax credits	(0.3)	177.1	193.8
Valuation allowance	(0.6)	(29.3)	(49.3)
Permanent differences	0.2	(41.3)	(34.9)
Effective Income Tax Rate	35.9%	129.1%	130.5%

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2015	2014
Compensation and employee benefits	$200	$171
Charitable contribution and credit carryforwards	—	370
Valuation allowance - carryforward items	—	(140)
UNICAP	8	4
Gross deferred tax assets	208	405
Prepaid expenses	(252)	—
Straight-line rent	(549)	—
Buildings and equipment	(80,288)	(1,400)
Gross deferred tax liabilities	(81,089)	(1,400)
Net Deferred Tax Liabilities	$(80,881)	$(995)
NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
At December 31, 2015, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding.
Common Stock
At December 31, 2015, the Company was authorized to issue 500,000,000 shares of $0.0001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. As of December 31, 2015, there were 42,741,995 shares of the Company's common stock issued and outstanding.
Spin-Off
On November 9, 2015, in connection with the separation and spin-off of Four Corners from Darden, Darden contributed to us 100% of the equity interest in entities that held 418 properties in which Darden operates restaurants, representing five of their brands (the “Four Corners Properties”), and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) and the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden 42,741,995 shares of our common stock, par value $0.0001 per share and paid to Darden $315.0 million in cash, which we funded from the proceeds of our term loan borrowings under the Loan Agreement. Subsequently, Darden distributed the 42,741,995 shares of our common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of Four Corners common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U. S. federal income tax purposes, except for cash paid in lieu of fractional shares.
Darden obtained a private letter ruling from the IRS regarding the tax-free treatment of the Spin-Off. To preserve that tax-free treatment to Darden, for the two year period following the Spin-Off, we may be prohibited, except in specific circumstances, from taking certain actions, including: (1) entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, or (3) repurchasing our common stock. In addition, we will be prohibited from taking or failing to take any other action that prevents the Spin-Off and related transactions from being tax-free. These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. However, these restrictions are inapplicable in the event that the IRS has granted a favorable ruling to Darden or Four Corners or in the event that Darden or Four Corners has received an opinion from counsel that Four Corners can take such actions under certain safe harbor exceptions without adversely affecting the tax-free status of the Spin-Off and related transactions.

NOTE 12 –FAIR VALUE MEASUREMENTS
The carrying amounts of certain of the Company’s financial instruments including cash equivalents, accounts receivable, accounts payable, accrued liabilities, and derivative financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates.
Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate hierarchy disclosures each reporting period. The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$165	$—	$165
Total	$—	$165	$—	$165

Liabilities
Derivative liabilities	$—	$477	$—	$477
Total	$—	$477	$—	$477
Derivative Financial Instruments
Currently, we use interest rate swaps to manage our interest rate risk associated with our note payable.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2015 were classified as Level 2 of the fair value hierarchy.

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

December 31, 2015
(In thousands)	Carrying Value	Fair Value
Liabilities
Note payable, excluding deferred offering costs	$400,000	$400,146
The fair value of the note payable is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Rentals
Rent expense ground leases, under which our Kerrow subsidiary is lessee to third-party owners, was $441 thousand for the years ended December 31, 2015, 2014, and 2013.
The annual future lease commitments under non-cancelable operating leases for each of the five years subsequent to December 31, 2015 and thereafter is as follows:

(In thousands)	December 31, 2015
2016	$497
2017	515
2018	518
2019	407
2020	397
Thereafter	9,678
Total Future Lease Commitments	$12,012
Litigation
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
NOTE 14 – SEGMENTS
During 2015, we operated in two segments: real estate operations and restaurant operations. Prior to the Spin-Off transaction on November 9, 2015, we operated in one segment, restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

The following tables present financial information by segment for the year ended December 31, 2015.

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$15,134	$—	$—	$15,134
Intercompany rental income	65	—	(65)	—
Restaurant revenues	—	18,322	—	18,322
Total revenues	15,199	18,322	(65)	33,456
Operating expenses:
General and administrative	1,856	—	—	1,856
Depreciation and amortization	2,953	805	—	3,758
Restaurant expenses	—	17,061	(65)	16,996
Interest expense	2,203	—	—	2,203
Total operating expenses	7,012	17,866	(65)	24,813
Income before provision for income taxes	8,187	456	—	8,643
Provision for income taxes	(2,942)	(2)	—	(2,944)
Net Income	$5,245	$454	$—	$5,699

The following table presents supplemental information by segment at December 31, 2015.

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,380,663	$16,567	$1,397,230
Accumulated depreciation	(563,268)	(5,271)	(568,539)
Total real estate investments, net	$817,395	$11,296	$828,691
Cash and cash equivalents	$95,873	$2,200	$98,073
Total assets	$915,543	$13,894	$929,437
Notes payable, net of deferred financing costs	$392,302	$—	$392,302
Deferred tax liability	$80,881	$—	$80,881
NOTE 15 – SUBSEQUENT EVENTS
On March 2, 2016, we paid a $347.0 million dividend in cash and shares of common stock (the “Pre-Spin Dividend”), or $8.12 per share based on approximately 42.7 million shares outstanding as of January 7, 2016, representing our estimated share of earning and profits that are required to be distributed for the operating period prior to November 9, 2015. An aggregate of 17,085,566 additional shares of common stock were issued in connection with the Pre-Spin Dividend, bringing the Company’s total shares of common stock to 59,827,561. Cash dividends related to the Pre-Spin Dividend totaled $69.5 million.
As discussed in Note 2 above, for the year ended December 31, 2015, Four Corners will be taxed as a C corporation. Due to this tax treatment, we recorded a deferred tax liability of $80.3 million at December 31, 2015, associated with the difference between the GAAP and tax basis of our real estate investments or fixed assets. In the first quarter of 2016, in connection with our satisfaction of all requirements to be taxed as a REIT and our intention to do so, we will recognize an income tax benefit of approximately $80.3 million in our consolidated statements of income for the quarter ended March 31, 2016.

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)	January 1, 2015 - March 31, 2015	April 1, 2015 - June 30, 2015	July 1, 2015 - September 30, 2015	October 1, 2015 - December 31, 2015
Revenues:
Rental income	$—	$—	$—	$15,134
Restaurant revenues	4,890	4,624	4,413	4,395
Total revenues	4,890	4,624	4,413	19,529
Operating expenses:
General and administrative	—	—	—	1,856
Depreciation and amortization	212	185	208	3,153
Restaurant expense	4,513	4,335	4,088	4,060
Interest expense	—	$—	$—	2,203
Total expenses	4,725	4,520	4,296	11,272
Income Before Income Taxes	$165	$104	$117	$8,257
Earnings per share:
Basic	NA	NA	NA	$0.85
Diluted	NA	NA	NA	$0.84
Distributions declared per share	NA	NA	NA	NA
NA – not applicable

(In thousands, except per share amounts)	January 1, 2014 - March 31, 2014	April 1, 2014 - June 30, 2014	July 1, 2014 September 30, 2014	October 1, 2014 - December 31, 2014
Revenues:
Rental income	$—	$—	$—	$—
Restaurant revenues	4,654	4,372	4,339	4,330
Total revenues	4,654	4,372	4,339	4,330
Operating expenses:
General and administrative	—	—	—	—
Depreciation and amortization	217	201	213	232
Restaurant expense	4,367	4,209	4,145	4,221
Interest expense	—	—	—	—
Total expenses	4,584	4,410	4,358	4,453
Income Before Income Taxes	$70	$(38)	$(19)	$(123)
Earnings per share:
Basic	NA	NA	NA	NA
Diluted	NA	NA	NA	NA
Distributions declared per share	NA	NA	NA	NA
NA – not applicable

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Kissimmee, FL	$400	$710	$2	$—	$1,803	$615	$400	$2,513	$617	$3,530	$2,270	8/5/1985	8/5/1985	2 - 42
OG	Greenwood, IN	400	749	1	—	1,883	625	400	2,632	626	3,658	2,025	7/15/1985	7/15/1985	2 - 49
OG	Indianapolis, IN	333	755	15	—	1,839	541	333	2,594	556	3,483	1,842	7/15/1985	7/15/1985	2 - 49
OG	Las Vegas, NV	597	557	12	—	1,108	316	597	1,665	328	2,590	1,636	3/31/1986	3/31/1986	2 - 42
OG	Ocala, FL	470	416	11	—	2,112	383	470	2,528	394	3,392	1,870	7/14/1986	7/14/1986	2 - 48
OG	Huntsville, AL	317	719	1	—	1,092	338	317	1,811	339	2,467	1,594	3/3/1986	3/3/1986	2 - 36
OG	Granger, IN	220	650	15	—	1,309	348	220	1,959	363	2,542	1,936	9/8/1986	9/8/1986	2 - 42
OG	Toledo, OH	275	343	6	—	1,146	244	275	1,489	250	2,014	1,498	9/15/1986	9/15/1986	2 - 35
OG	Bradenton, FL	207	837	4	—	1,779	602	207	2,616	606	3,429	1,970	11/3/1986	11/3/1986	2 - 48
OG	Clearwater, FL	717	593	17	—	1,521	446	717	2,114	463	3,294	1,777	12/2/1986	12/2/1986	2 - 47
OG	Lakeland, FL	754	772	24	—	1,745	565	754	2,517	589	3,860	2,073	3/16/1987	3/16/1987	2 - 47
OG	Mesquite, TX	722	772	10	233	1,649	437	955	2,421	447	3,823	1,943	7/20/1987	7/20/1987	2 - 46
OG	North Richland Hills, TX	468	1,187	19	—	1,414	342	468	2,601	361	3,430	2,299	12/15/1986	12/15/1986	2 - 42
OG	Fort Worth, TX	654	626	29	—	1,273	403	654	1,899	432	2,985	1,729	5/25/1987	5/25/1987	2 - 46
OG	Indianapolis, IN	526	82	2	—	2,534	406	526	2,616	408	3,550	1,627	7/20/1987	7/20/1987	2 - 49
OG	Austin, TX	492	1,183	6	—	1,690	440	492	2,873	446	3,811	2,492	1/12/1987	1/12/1987	2 - 46
OG	Morrow, GA	446	813	10	—	1,448	423	446	2,261	433	3,140	2,125	3/23/1987	3/23/1987	2 - 42
OG	Fort Myers, FL	289	1,124	14	—	1,786	550	289	2,910	564	3,763	2,238	5/25/1987	5/25/1987	2 - 48
OG	Tulsa, OK	702	637	23	—	1,137	291	702	1,774	314	2,790	1,585	6/22/1987	6/22/1987	2 - 42
OG	Mobile, AL	698	872	31	—	1,209	479	698	2,081	510	3,289	1,753	5/18/1987	5/18/1987	2 - 42
OG	Canton, OH	275	834	8	—	829	426	275	1,663	434	2,372	1,611	9/21/1987	9/21/1987	2 - 40
OG	Bakersfield, CA	529	861	54	—	1,294	264	529	2,155	318	3,002	1,965	5/25/1987	5/25/1987	2 - 36
OG	Pinellas Park, FL	—	509	1	958	1,511	352	958	2,020	353	3,331	1,549	9/28/1987	9/28/1987	2 - 48
OG	Duluth, GA	675	906	18	351	1,247	313	1,026	2,153	331	3,510	1,948	11/2/1987	11/2/1987	2 - 42
OG	Middleburg Heights, OH	555	882	18	—	1,285	400	555	2,167	418	3,140	2,031	3/7/1988	3/7/1988	2 - 42
OG	Fairview Heights, IL	735	1,162	19	—	1,163	518	735	2,325	537	3,597	2,196	5/9/1988	5/9/1988	2 - 35
OG	Orlando, FL	—	894	6	1,585	1,792	614	1,585	2,686	620	4,891	2,460	2/1/1988	2/1/1988	2 - 42
OG	Sterling Heights, MI	855	1,158	32	—	984	403	855	2,142	435	3,432	2,144	10/17/1988	10/17/1988	2 - 37
OG	Reno, NV	—	639	29	1,215	1,581	560	1,215	2,220	589	4,024	2,214	1/18/1988	1/18/1988	2 - 35
OG	Akron, OH	577	1,048	6	—	879	281	577	1,927	287	2,791	1,699	4/4/1988	4/4/1988	2 - 40
OG	Grand Rapids, MI	—	959	14	749	753	288	749	1,712	302	2,763	1,673	5/9/1988	5/9/1988	2 - 35
OG	Montclair, CA	—	873	44	1,231	736	238	1,231	1,609	282	3,122	1,609	9/5/1988	9/5/1988	2 - 40
OG	Knoxville, TN	375	1,397	33	—	700	220	375	2,097	253	2,725	1,946	3/14/1988	3/14/1988	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Fairfield, OH	325	1,230	15	—	1,303	276	325	2,533	291	3,149	2,204	3/21/1988	3/21/1988	2 - 46
OG	Toledo, OH	—	891	38	652	726	201	652	1,617	239	2,508	1,622	5/23/1988	5/23/1988	2 - 35
OG	Lansing, IL	—	814	18	912	1,200	379	912	2,014	397	3,323	1,788	6/20/1988	6/20/1988	2 - 42
OG	Bloomington, MN	525	1,779	20	—	1,212	393	525	2,991	413	3,929	2,876	6/28/1988	6/28/1988	2 - 41
OG	Vernon Hills, IL	750	1,252	17	—	1,289	474	750	2,541	491	3,782	2,170	10/24/1988	10/24/1988	2 - 47
OG	Augusta, GA	402	803	6	—	1,118	470	402	1,921	476	2,799	1,709	7/18/1988	7/18/1988	2 - 47
OG	Chattanooga, TN	604	760	19	—	937	405	604	1,697	424	2,725	1,598	6/6/1988	6/6/1988	2 - 35
OG	Flint, MI	426	1,089	14	—	882	234	426	1,971	248	2,645	1,810	9/5/1988	9/5/1988	2 - 35
OG	Plantation, FL	888	982	27	—	1,189	392	888	2,171	419	3,478	1,843	5/8/1989	5/8/1989	2 - 42
OG	Livonia, MI	—	459	25	890	2,624	331	890	3,083	356	4,329	2,819	8/1/1988	8/1/1988	2 - 37
OG	Sarasota, FL	1,136	725	24	—	1,427	570	1,136	2,152	594	3,882	1,832	10/10/1988	10/10/1988	2 - 48
OG	Saginaw, MI	828	813	22	—	787	340	828	1,600	362	2,790	1,556	7/31/1989	7/31/1989	2 - 40
OG	Irving, TX	710	647	33	—	1,603	309	710	2,250	342	3,302	1,848	8/22/1988	8/22/1988	2 - 46
OG	Brandon, FL	700	967	24	—	1,566	577	700	2,533	601	3,834	2,023	3/27/1989	3/27/1989	2 - 47
OG	Columbus, OH	740	909	38	—	1,057	232	740	1,966	270	2,976	1,713	11/14/1988	11/14/1988	2 - 40
OG	North Olmsted, OH	931	1,060	63	—	925	343	931	1,985	406	3,322	1,758	12/5/1988	12/5/1988	2 - 40
OG	York, PA	555	931	31	—	1,048	462	555	1,979	493	3,027	1,846	3/6/1989	3/6/1989	2 - 42
OG	Oklahoma City, OK	280	1,043	58	—	1,095	371	280	2,138	429	2,847	1,695	1/16/1989	1/16/1989	2 - 42
OG	West Des Moines, IA	—	377	24	1,130	2,047	338	1,130	2,424	362	3,916	2,049	12/12/1988	12/12/1988	2 - 36
OG	San Antonio, TX	400	783	17	—	1,458	449	400	2,241	466	3,107	1,964	2/13/1989	2/13/1989	2 - 41
OG	Kennesaw, GA	754	824	32	—	1,233	390	754	2,057	422	3,233	1,649	5/1/1989	5/1/1989	2 - 47
OG	Portage, MI	325	1,290	32	—	892	266	325	2,182	298	2,805	1,955	7/31/1989	7/31/1989	2 - 35
OG	West Dundee, IL	828	1,167	32	—	964	325	828	2,131	357	3,316	1,926	8/28/1989	8/28/1989	2 - 40
OG	Saint Peters, MO	697	930	134	—	1,034	292	697	1,964	426	3,087	1,780	7/3/1989	7/3/1989	2 - 35
OG	San Antonio, TX	—	720	1	677	1,330	395	677	2,050	396	3,123	1,763	5/22/1989	5/22/1989	2 - 41
OG	Corpus Christi, TX	—	713	21	880	1,463	553	880	2,176	574	3,630	1,817	7/3/1989	7/3/1989	2 - 36
OG	Houston, TX	616	746	40	—	1,228	492	616	1,974	532	3,122	1,725	7/10/1989	7/10/1989	2 - 39
OG	Beaumont, TX	608	721	33	—	1,163	375	608	1,884	408	2,900	1,683	8/14/1989	8/14/1989	2 - 40
OG	Winter Haven, FL	—	832	49	563	1,673	543	563	2,505	592	3,660	2,092	8/14/1989	8/14/1989	2 - 47
OG	Southgate, MI	476	1,138	31	—	1,103	242	476	2,241	273	2,990	1,969	1/22/1990	1/22/1990	2 - 37
OG	Champaign, IL	521	1,158	26	—	1,009	343	521	2,167	369	3,057	1,978	10/30/1989	10/30/1989	2 - 35
OG	Orlando, FL	787	998	17	—	1,877	431	787	2,875	448	4,110	2,224	1/29/1990	1/29/1990	2 - 48
OG	Fort Wayne, IN	700	1,045	23	—	927	320	700	1,972	343	3,015	1,752	12/11/1989	12/11/1989	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Fargo, ND	313	864	20	—	680	264	313	1,544	284	2,141	1,424	12/11/1989	12/11/1989	2 - 40
OG	North Little Rock, AR	—	437	94	766	1,623	293	766	2,060	387	3,213	1,840	10/30/1989	10/30/1989	2 - 42
OG	Jacksonville, FL	—	755	39	905	1,137	487	905	1,892	526	3,323	1,741	4/30/1990	4/30/1990	2 - 42
OG	Las Vegas, NV	1,085	1,191	47	—	967	310	1,085	2,158	357	3,600	1,991	3/26/1990	3/26/1990	2 - 42
OG	Victorville, CA	603	985	31	—	888	271	603	1,873	302	2,778	1,585	9/10/1990	9/10/1990	2 - 42
OG	Naples, FL	992	677	40	—	1,201	526	992	1,878	566	3,436	1,689	3/26/1990	3/26/1990	2 - 40
OG	Rochester, NY	1,104	1,113	61	—	1,102	376	1,104	2,215	437	3,756	1,933	5/14/1990	5/14/1990	2 - 36
OG	Chesapeake, VA	506	863	44	—	1,046	344	506	1,909	388	2,803	1,792	3/5/1990	3/5/1990	2 - 40
OG	Maplewood, MN	556	1,009	86	—	1,126	250	556	2,135	336	3,027	2,001	4/16/1990	4/16/1990	2 - 40
OG	Fayetteville, NC	637	856	56	—	879	461	637	1,735	517	2,889	1,629	2/26/1990	2/26/1990	2 - 35
OG	Lynnwood, WA	875	1,132	66	—	855	316	875	1,987	382	3,244	1,760	8/20/1990	8/20/1990	2 - 35
OG	Columbia, MO	602	983	53	—	1,070	327	602	2,053	380	3,035	1,786	6/4/1990	6/4/1990	2 - 42
OG	Topeka, KS	701	812	18	—	1,658	381	701	2,470	399	3,570	2,000	10/22/1990	10/22/1990	2 - 47
OG	Wichita, KS	779	802	80	—	1,022	274	779	1,824	354	2,957	1,655	10/1/1990	10/1/1990	2 - 42
OG	Antioch, TN	—	811	61	892	628	241	892	1,439	302	2,633	1,366	10/15/1990	10/15/1990	2 - 40
OG	Greenfield, WI	956	802	29	114	1,174	295	1,070	1,976	324	3,370	1,742	8/13/1990	8/13/1990	2 - 42
OG	Orange City, FL	551	727	16	—	1,163	479	551	1,890	495	2,936	1,467	10/29/1990	10/29/1990	2 - 48
OG	Terre Haute, IN	560	1,128	34	—	872	355	560	2,000	389	2,949	1,785	12/3/1990	12/3/1990	2 - 35
OG	Richmond, VA	467	1,363	93	—	966	399	467	2,329	492	3,288	2,117	9/17/1990	9/17/1990	2 - 42
OG	Columbia, SC	613	782	35	—	1,055	230	613	1,837	265	2,715	1,574	12/3/1990	12/3/1990	2 - 42
OG	Talleyville, DE	737	1,278	95	—	805	377	737	2,083	472	3,292	2,036	4/22/1991	4/22/1991	2 - 40
OG	Littleton, CO	750	859	79	—	1,324	359	750	2,183	438	3,371	1,923	1/21/1991	1/21/1991	2 - 40
OG	Miami, FL	1,059	879	89	—	1,413	549	1,059	2,292	638	3,989	2,049	1/28/1991	1/28/1991	2 - 42
OG	Roseville, MN	754	1,106	90	—	784	178	754	1,890	268	2,912	1,663	3/25/1991	3/25/1991	2 - 40
OG	Colorado Springs, CO	—	690	87	571	2,173	415	571	2,863	502	3,936	2,527	1/21/1991	1/21/1991	2 - 41
OG	Aurora, CO	803	1,169	14	—	1,368	343	803	2,537	357	3,697	2,079	4/1/1991	4/1/1991	2 - 41
OG	Boise, ID	627	839	76	—	858	386	627	1,697	462	2,786	1,579	4/29/1991	4/29/1991	2 - 42
OG	Eastpointe, MI	897	1,367	75	—	598	244	897	1,965	319	3,181	1,810	3/25/1991	3/25/1991	2 - 40
OG	Parkersburg, WV	454	1,096	60	—	723	323	454	1,819	383	2,656	1,671	2/11/1991	2/11/1991	2 - 42
OG	Clovis, CA	489	796	62	—	787	300	489	1,583	362	2,434	1,527	2/18/1991	2/18/1991	2 - 42
OG	Dallas, TX	750	776	36	70	1,001	305	820	1,777	341	2,938	1,546	2/25/1991	2/25/1991	2 - 41
OG	Houston, TX	723	960	87	—	1,234	498	723	2,194	585	3,502	2,024	5/20/1991	5/20/1991	2 - 40
OG	Columbia, MD	1,283	1,199	92	—	1,020	297	1,283	2,219	389	3,891	2,003	11/4/1991	11/4/1991	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	McAllen, TX	803	857	76	—	1,160	476	803	2,017	552	3,372	1,642	4/29/1991	4/29/1991	2 - 42
OG	Jacksonville, FL	1,124	863	74	—	1,185	438	1,124	2,048	512	3,684	1,747	8/12/1991	8/12/1991	2 - 42
OG	Boardman, OH	675	993	48	—	1,208	329	675	2,201	377	3,253	2,001	8/5/1991	8/5/1991	2 - 38
OG	San Bernardino, CA	1,393	1,210	83	—	756	301	1,393	1,966	384	3,743	1,807	3/9/1992	3/9/1992	2 - 42
OG	West Melbourne, FL	983	953	22	—	1,390	578	983	2,343	600	3,926	1,885	8/19/1991	8/19/1991	2 - 47
OG	Houston, TX	627	947	68	—	1,084	435	627	2,031	503	3,161	1,846	11/11/1991	11/11/1991	2 - 40
OG	Palmdale, CA	679	1,080	109	—	1,093	315	679	2,173	424	3,276	1,844	8/3/1992	8/3/1992	2 - 39
OG	Woodbridge, VA	1,228	1,071	56	—	1,163	444	1,228	2,234	500	3,962	1,974	2/3/1992	2/3/1992	2 - 41
OG	Roanoke, VA	607	714	33	—	783	350	607	1,497	383	2,487	1,300	12/9/1991	12/9/1991	2 - 42
OG	Provo, UT	702	714	128	—	805	284	702	1,519	412	2,633	1,418	11/11/1991	11/11/1991	2 - 40
OG	Omaha, NE	315	1,230	51	—	1,642	341	315	2,872	392	3,579	2,104	10/28/1991	10/28/1991	2 - 42
OG	Pittsburgh, PA	1,125	1,170	65	—	1,202	279	1,125	2,372	344	3,841	1,969	12/9/1991	12/9/1991	2 - 38
OG	Harrisburg, PA	769	837	108	—	1,117	328	769	1,954	436	3,159	1,730	12/9/1991	12/9/1991	2 - 35
OG	Pineville, NC	1,018	972	71	—	950	281	1,018	1,922	352	3,292	1,768	1/27/1992	1/27/1992	2 - 42
OG	Palm Desert, CA	607	987	100	—	617	185	607	1,604	285	2,496	1,479	1/27/1992	1/27/1992	2 - 40
OG	Elkhart, IN	381	724	145	—	683	281	381	1,407	426	2,214	1,406	2/3/1992	2/3/1992	2 - 40
OG	Lafayette, LA	555	751	69	—	997	304	555	1,748	373	2,676	1,591	1/27/1992	1/27/1992	2 - 42
OG	Little Rock, AR	335	895	105	—	749	265	335	1,644	370	2,349	1,557	3/9/1992	3/9/1992	2 - 40
OG	Cincinnati, OH	842	953	107	—	986	344	842	1,939	451	3,232	1,809	3/16/1992	3/16/1992	2 - 38
OG	Myrtle Beach, SC	520	872	51	—	845	386	520	1,717	437	2,674	1,511	3/16/1992	3/16/1992	2 - 42
OG	Louisville, KY	492	1,571	76	—	869	254	492	2,440	330	3,262	2,067	6/15/1992	6/15/1992	2 - 42
OG	Highlands Ranch, CO	813	980	49	—	1,177	380	813	2,157	429	3,399	1,753	5/11/1992	5/11/1992	2 - 41
OG	Novi, MI	866	1,629	31	—	867	296	866	2,496	327	3,689	2,145	5/25/1992	5/25/1992	2 - 42
OG	Longview, TX	505	816	90	—	1,133	290	505	1,949	380	2,834	1,571	2/22/1993	2/22/1993	2 - 45
OG	Erie, PA	1,078	1,412	91	—	1,129	408	1,078	2,541	499	4,118	2,164	11/2/1992	11/2/1992	2 - 42
OG	Greensburg, PA	579	1,272	143	—	1,026	352	579	2,298	495	3,372	1,731	8/31/1992	8/31/1992	2 - 40
OG	Roswell, GA	838	897	79	—	764	339	838	1,661	418	2,917	1,541	9/14/1992	9/14/1992	2 - 40
OG	Clarksville, TN	302	771	101	—	443	207	302	1,214	308	1,824	1,134	8/3/1992	8/3/1992	2 - 38
OG	Green Bay, WI	453	789	97	—	675	260	453	1,464	357	2,274	1,432	9/14/1992	9/14/1992	2 - 40
OG	Cincinnati, OH	917	939	62	—	1,041	360	917	1,980	422	3,319	1,713	8/17/1992	8/17/1992	2 - 38
OG	Sioux Falls, SD	247	1,325	78	—	917	217	247	2,242	295	2,784	1,870	9/7/1992	9/7/1992	2 - 40
OG	Yakima, WA	—	1,296	124	409	568	294	409	1,864	418	2,691	1,862	3/22/1993	3/22/1993	2 - 40
OG	Harlingen, TX	453	803	107	—	1,013	426	453	1,816	533	2,802	1,375	10/19/1992	10/19/1992	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Chico, CA	984	923	95	—	850	308	984	1,773	403	3,160	1,527	11/9/1992	11/9/1992	2 - 40
OG	Las Vegas, NV	1,055	1,005	108	—	849	297	1,055	1,854	405	3,314	1,735	12/14/1992	12/14/1992	2 - 42
OG	Laurel, MD	1,241	1,552	121	—	1,403	388	1,241	2,955	509	4,705	2,590	1/25/1993	1/25/1993	2 - 42
OG	Arlington, TX	782	766	70	—	795	441	782	1,561	511	2,854	1,461	3/29/1993	3/29/1993	2 - 44
OG	Racine, WI	608	1,247	140	—	914	198	608	2,161	338	3,107	1,872	2/1/1993	2/1/1993	2 - 40
OG	Mesa, AZ	551	888	97	—	803	274	551	1,691	371	2,613	1,499	4/12/1993	4/12/1993	2 - 40
OG	Fort Collins, CO	809	1,105	97	—	1,011	350	809	2,116	447	3,372	1,957	2/8/1993	2/8/1993	2 - 41
OG	Raleigh, NC	855	877	76	—	855	318	855	1,732	394	2,981	1,626	3/8/1993	3/8/1993	2 - 42
OG	Dover, DE	614	1,055	127	—	656	279	614	1,711	406	2,731	1,525	4/19/1993	4/19/1993	2 - 38
OG	Lafayette, IN	455	875	98	—	635	221	455	1,510	319	2,284	1,453	3/22/1993	3/22/1993	2 - 40
OG	Addison, TX	1,221	1,746	79	—	1,032	374	1,221	2,778	453	4,452	2,423	4/26/1993	4/26/1993	2 - 41
OG	Appleton, WI	424	956	117	—	646	216	424	1,602	333	2,359	1,424	5/17/1993	5/17/1993	2 - 40
OG	Panama City, FL	465	957	84	—	1,082	400	465	2,039	484	2,988	1,576	10/11/1993	10/11/1993	2 - 42
OG	Texas City, TX	732	1,093	97	—	871	319	732	1,964	416	3,112	1,693	7/19/1993	7/19/1993	2 - 44
OG	Muncie, IN	454	1,003	92	—	1,065	296	454	2,068	388	2,910	1,399	8/23/1993	8/23/1993	2 - 49
OG	Kenner, LA	695	969	86	—	1,112	361	695	2,081	447	3,223	1,893	7/5/1993	7/5/1993	2 - 40
OG	Duncanville, TX	835	1,057	91	—	945	370	835	2,002	461	3,298	1,714	6/28/1993	6/28/1993	2 - 40
OG	Pembroke Pines, FL	1,134	1,249	77	—	1,166	511	1,134	2,415	588	4,137	1,909	3/28/1994	3/28/1994	2 - 42
OG	Poughkeepsie, NY	873	1,613	108	—	823	174	873	2,436	282	3,591	1,888	11/29/1993	11/29/1993	2 - 40
OG	Billings, MT	479	1,107	89	—	775	301	479	1,882	390	2,751	1,654	10/18/1993	10/18/1993	2 - 42
OG	Rochester, NY	974	1,108	101	—	824	243	974	1,932	344	3,250	1,533	11/15/1993	11/15/1993	2 - 42
OG	Whitehall, PA	936	1,291	90	—	1,025	331	936	2,316	421	3,673	2,053	11/8/1993	11/8/1993	2 - 36
OG	Paducah, KY	452	1,083	82	—	700	288	452	1,783	370	2,605	1,552	11/8/1993	11/8/1993	2 - 40
OG	Dearborn, MI	542	1,219	59	—	713	242	542	1,932	301	2,775	1,648	1/10/1994	1/10/1994	2 - 40
OG	Bangor, ME	357	1,120	96	—	1,027	282	357	2,147	378	2,882	1,764	12/13/1993	12/13/1993	2 - 42
OG	Grand Rapids, MI	804	866	87	—	637	257	804	1,503	344	2,651	1,390	1/24/1994	1/24/1994	2 - 40
OG	Peoria, IL	668	1,204	81	—	914	323	668	2,118	404	3,190	1,725	2/14/1994	2/14/1994	2 - 42
OG	Newington, NH	915	1,051	103	—	803	355	915	1,854	458	3,227	1,643	1/17/1994	1/17/1994	2 - 42
OG	Tyler, TX	485	1,041	92	—	1,279	340	485	2,320	432	3,237	1,845	1/17/1994	1/17/1994	2 - 47
OG	Janesville, WI	370	1,069	86	—	712	287	370	1,781	373	2,524	1,464	3/7/1994	3/7/1994	2 - 40
OG	Las Vegas, NV	879	1,344	95	—	596	317	879	1,940	412	3,231	1,652	3/7/1994	3/7/1994	2 - 40
OG	Middletown, OH	424	1,044	95	—	863	318	424	1,907	413	2,744	1,668	3/7/1994	3/7/1994	2 - 42
OG	Concord, NH	469	1,284	115	—	594	194	469	1,878	309	2,656	1,543	2/14/1994	2/14/1994	2 - 38
OG	Branson, MO	1,056	1,893	69	—	785	295	1,056	2,678	364	4,098	2,163	5/16/1994	5/16/1994	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Coon Rapids, MN	514	1,248	67	—	588	245	514	1,836	312	2,662	1,566	9/26/1994	9/26/1994	2 - 40
OG	Fairfax, VA	985	1,127	69	—	1,021	406	985	2,148	475	3,608	1,840	10/3/1994	10/3/1994	2 - 42
OG	Amherst, NY	1,215	1,394	88	—	891	307	1,215	2,285	395	3,895	1,881	12/12/1994	12/12/1994	2 - 38
OG	Dallas, TX	764	1,212	55	—	811	281	764	2,023	336	3,123	1,747	10/10/1994	10/10/1994	2 - 44
OG	Asheville, NC	1,031	1,198	94	—	655	292	1,031	1,853	386	3,270	1,607	10/31/1994	10/31/1994	2 - 40
OG	Waldorf, MD	779	1,152	81	—	1,258	357	779	2,410	438	3,627	2,049	5/22/1995	5/22/1995	2 - 42
OG	Fairborn, OH	804	1,290	82	—	681	221	804	1,971	303	3,078	1,640	2/20/1995	2/20/1995	2 - 40
OG	Joplin, MO	654	1,219	102	—	662	323	654	1,881	425	2,960	1,593	1/9/1995	1/9/1995	2 - 40
OG	Middletown, NY	807	1,581	97	—	592	345	807	2,173	442	3,422	1,812	1/30/1995	1/30/1995	2 - 40
OG	Cedar Rapids, IA	510	1,148	105	—	608	311	510	1,756	416	2,682	1,526	12/5/1994	12/5/1994	2 - 40
OG	Eau Claire, WI	600	1,193	110	—	538	268	600	1,731	378	2,709	1,519	1/23/1995	1/23/1995	2 - 40
OG	Voorhees, NJ	804	1,696	101	—	600	303	804	2,296	404	3,504	1,928	2/20/1995	2/20/1995	2 - 38
OG	Henderson, NV	1,109	1,289	74	—	826	383	1,109	2,115	457	3,681	1,857	2/20/1995	2/20/1995	2 - 42
OG	Clay, NY	782	1,705	98	—	866	356	782	2,571	454	3,807	1,928	4/24/1995	4/24/1995	2 - 42
OG	Norman, OK	596	1,246	96	—	449	172	596	1,695	268	2,559	1,417	3/7/1995	3/7/1995	2 - 38
OG	Heath, OH	599	1,353	65	—	971	331	599	2,324	396	3,319	1,817	5/22/1995	5/22/1995	2 - 46
OG	Jackson, MI	699	1,156	73	—	764	320	699	1,920	393	3,012	1,530	3/20/1995	3/20/1995	2 - 42
OG	Hampton, VA	1,074	1,061	86	—	674	225	1,074	1,735	311	3,120	1,445	3/13/1995	3/13/1995	2 - 40
OG	Tempe, AZ	703	1,131	75	—	746	353	703	1,877	428	3,008	1,683	5/15/1995	5/15/1995	2 - 40
OG	Waterloo, IA	466	891	79	—	873	331	466	1,764	410	2,640	1,396	5/22/1995	5/22/1995	2 - 42
OG	Barboursville, WV	1,139	1,062	84	—	731	203	1,139	1,793	287	3,219	1,442	2/27/1995	2/27/1995	2 - 40
OG	Peoria, AZ	551	1,294	81	—	623	242	551	1,917	323	2,791	1,604	5/22/1995	5/22/1995	2 - 38
OG	Onalaska, WI	603	1,283	102	—	339	197	603	1,622	299	2,524	1,402	4/24/1995	4/24/1995	2 - 38
OG	Grapevine, TX	752	1,026	99	—	793	404	752	1,819	503	3,074	1,672	5/8/1995	5/8/1995	2 - 40
OG	Midland, TX	400	1,340	88	—	566	314	400	1,906	402	2,708	1,561	10/16/1995	10/16/1995	2 - 40
OG	Spring, TX	780	1,329	80	—	1,289	327	780	2,618	407	3,805	2,050	9/11/1995	9/11/1995	2 - 40
OG	Colonie, NY	966	1,862	57	—	984	273	966	2,846	330	4,142	2,057	11/27/1995	11/27/1995	2 - 42
OG	Fort Smith, AR	527	893	113	—	427	187	527	1,320	300	2,147	1,098	2/19/1996	2/19/1996	2 - 38
OG	Jackson, MS	641	1,195	110	—	846	268	641	2,041	378	3,060	1,650	3/25/1996	3/25/1996	2 - 42
OG	Lancaster, OH	372	846	115	—	603	284	372	1,449	399	2,220	1,200	5/6/1996	5/6/1996	2 - 40
OG	Lima, OH	471	930	67	—	387	282	471	1,317	349	2,137	1,107	5/20/1996	5/20/1996	2 - 38
OG	Williamsburg, VA	673	1,268	31	—	743	202	673	2,011	233	2,917	1,478	8/19/1996	8/19/1996	2 - 40
OG	Dubuque, IA	518	1,103	76	—	391	221	518	1,494	297	2,309	1,015	5/20/1996	5/20/1996	2 - 38
OG	Zanesville, OH	707	1,065	25	—	673	323	707	1,738	348	2,793	1,306	8/5/1996	8/5/1996	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Frederick, MD	638	1,276	79	—	787	344	638	2,063	423	3,124	1,554	10/21/1996	10/21/1996	2 - 40
OG	Westminster, MD	595	1,741	124	—	452	204	595	2,193	328	3,116	1,550	4/20/1998	4/20/1998	2 - 38
OG	Hyannis, MA	664	2,097	90	—	665	175	664	2,762	265	3,691	2,098	11/17/1997	11/17/1997	2 - 35
OG	Wyomissing, PA	963	1,926	109	—	498	206	963	2,424	315	3,702	1,799	5/11/1998	5/11/1998	2 - 38
OG	Eugene, OR	761	1,486	91	—	356	200	761	1,842	291	2,894	1,455	5/11/1998	5/11/1998	2 - 38
OG	Savannah, GA	952	1,781	189	—	660	147	952	2,441	336	3,729	1,673	4/10/2000	4/10/2000	2 - 35
OG	Mentor, OH	—	1,955	138	1,474	288	241	1,474	2,243	379	4,096	1,604	5/22/2000	5/22/2000	2 - 35
OG	Douglasville, GA	1,189	1,978	144	—	406	248	1,189	2,384	392	3,965	1,713	5/1/2000	5/1/2000	2 - 35
OG	Buford, GA	1,493	1,688	179	—	542	203	1,493	2,230	382	4,105	1,581	5/22/2000	5/22/2000	2 - 35
OG	Maple Grove, MN	807	1,924	176	—	227	124	807	2,151	300	3,258	1,470	5/22/2000	5/22/2000	2 - 35
OG	Olathe, KS	796	2,121	109	—	489	256	796	2,610	365	3,771	1,719	3/12/2001	3/12/2001	2 - 36
OG	Austin, TX	1,239	2,295	154	—	168	96	1,239	2,463	250	3,952	1,553	9/3/2002	9/3/2002	2 - 37
OG	Coeur D’Alene, ID	681	1,661	131	—	278	305	681	1,939	436	3,056	1,334	1/29/2001	1/29/2001	2 - 36
OG	Frisco, TX	1,029	2,038	139	—	279	218	1,029	2,317	357	3,703	1,643	6/25/2001	6/25/2001	2 - 36
OG	Bolingbrook, IL	1,006	2,424	147	—	253	129	1,006	2,677	276	3,959	1,750	7/23/2001	7/23/2001	2 - 36
OG	Muskegon, MI	691	1,704	168	—	108	41	691	1,812	209	2,712	1,206	10/8/2001	10/8/2001	2 - 36
OG	Memphis, TN	1,142	1,790	100	—	246	171	1,142	2,036	271	3,449	1,297	10/8/2001	10/8/2001	2 - 36
OG	Kennewick, WA	763	1,980	149	—	259	158	763	2,239	307	3,309	1,531	5/14/2001	5/14/2001	2 - 36
OG	Round Rock, TX	953	2,090	149	—	335	153	953	2,425	302	3,680	1,451	3/25/2002	3/25/2002	2 - 37
OG	Killeen, TX	806	1,705	187	—	322	118	806	2,027	305	3,138	1,417	8/5/2002	8/5/2002	2 - 37
OG	Los Angeles, CA	1,701	2,558	202	—	170	70	1,701	2,728	272	4,701	1,618	3/24/2003	3/24/2003	2 - 38
OG	Omaha, NE	1,202	1,778	120	—	217	147	1,202	1,995	267	3,464	1,260	10/7/2002	10/7/2002	2 - 37
OG	Bloomington, IN	947	1,747	150	—	419	94	947	2,166	244	3,357	1,333	11/18/2002	11/18/2002	2 - 37
OG	Dayton, OH	677	1,675	172	—	210	72	677	1,885	244	2,806	1,169	5/1/2003	5/1/2003	2 - 38
OG	Fayetteville, AR	849	1,845	160	—	138	79	849	1,983	239	3,071	1,252	12/11/2002	12/11/2002	2 - 37
OG	Oklahoma City, OK	925	2,053	158	—	128	43	925	2,181	201	3,307	1,232	3/14/2005	3/14/2005	2 - 40
OG	Lithonia, GA	1,403	1,872	174	—	306	122	1,403	2,178	296	3,877	1,325	11/18/2002	11/18/2002	2 - 37
OG	Rochester, MN	829	1,889	192	—	146	140	829	2,035	332	3,196	1,310	12/16/2002	12/16/2002	2 - 37
OG	Newport News, VA	796	1,989	172	—	88	63	796	2,077	235	3,108	1,287	5/5/2003	5/5/2003	2 - 38
OG	Albuquerque, NM	771	1,716	179	—	131	104	771	1,847	283	2,901	1,143	5/19/2003	5/19/2003	2 - 38
OG	Fort Gratiot, MI	604	2,246	186	—	132	57	604	2,378	243	3,225	1,383	11/17/2003	11/17/2003	2 - 38
OG	Denton, TX	869	1,946	177	—	182	94	869	2,128	271	3,268	1,389	6/9/2003	6/9/2003	2 - 38
OG	Lynchburg, VA	771	2,304	125	—	103	54	771	2,407	179	3,357	1,307	2/16/2004	2/16/2004	2 - 39

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Duluth, MN	886	2,043	173	—	123	58	886	2,166	231	3,283	1,276	11/10/2003	11/10/2003	2 - 38
OG	Tucson, AZ	1,019	2,073	104	—	121	135	1,019	2,194	239	3,452	1,189	9/20/2004	9/20/2004	2 - 39
OG	Columbia, SC	1,119	2,175	161	—	110	85	1,119	2,285	246	3,650	1,251	4/5/2005	4/5/2005	2 - 40
OG	Visalia, CA	1,151	1,830	151	—	133	46	1,151	1,963	197	3,311	1,100	3/15/2004	3/15/2004	2 - 39
OG	San Antonio, TX	932	2,582	191	—	190	103	932	2,772	294	3,998	1,458	6/27/2005	6/27/2005	2 - 40
OG	Anderson, SC	903	1,841	133	—	181	111	903	2,022	244	3,169	1,214	3/29/2004	3/29/2004	2 - 39
OG	Lake Charles, LA	806	2,070	161	—	174	87	806	2,244	248	3,298	1,348	4/5/2004	4/5/2004	2 - 39
OG	Houma, LA	736	2,190	150	—	185	148	736	2,375	298	3,409	1,317	2/14/2005	2/14/2005	2 - 40
OG	Tupelo, MS	823	2,102	193	—	127	82	823	2,229	275	3,327	1,281	1/31/2005	1/31/2005	2 - 40
OG	Jackson, TN	874	1,964	151	—	175	36	874	2,139	187	3,200	1,176	2/7/2005	2/7/2005	2 - 40
OG	College Station, TX	581	2,236	173	—	42	44	581	2,278	217	3,076	1,314	1/24/2005	1/24/2005	2 - 40
OG	Newnan, GA	829	2,239	157	—	152	55	829	2,391	212	3,432	1,269	5/23/2005	5/23/2005	2 - 40
OG	Owensboro, KY	762	2,134	173	—	70	57	762	2,204	230	3,196	1,293	5/23/2005	5/23/2005	2 - 40
OG	Mesa, AZ	598	1,844	132	—	110	129	598	1,954	261	2,813	1,074	10/3/2005	10/3/2005	2 - 40
OG	Southaven, MS	1,048	2,209	158	—	117	50	1,048	2,326	208	3,582	1,185	11/21/2005	11/21/2005	2 - 40
OG	Yuma, AZ	842	2,037	160	—	62	87	842	2,099	247	3,188	1,090	12/5/2005	12/5/2005	2 - 40
OG	Oakdale, MN	956	2,355	185	—	30	35	956	2,385	220	3,561	1,256	12/5/2005	12/5/2005	2 - 40
OG	Garland, TX	903	2,271	156	—	115	94	903	2,386	250	3,539	1,319	10/31/2005	10/31/2005	2 - 40
OG	Tarentum, PA	1,119	2,482	148	—	179	47	1,119	2,661	195	3,975	1,273	2/20/2006	2/20/2006	2 - 41
OG	Texarkana, TX	871	2,279	151	—	90	87	871	2,369	238	3,478	1,251	3/27/2006	3/27/2006	2 - 41
OG	Hot Springs, AR	797	2,415	186	—	84	73	797	2,499	259	3,555	1,163	10/23/2006	10/23/2006	2 - 41
OG	Florence, SC	—	1,817	169	1,503	119	84	1,503	1,936	253	3,692	1,033	8/21/2006	8/21/2006	2 - 41
OG	Victoria, TX	782	2,327	240	—	39	30	782	2,366	270	3,418	1,238	1/15/2007	1/15/2007	2 - 42
OG	Dothan, AL	850	2,242	131	—	62	92	850	2,304	223	3,377	1,115	8/28/2006	8/28/2006	2 - 41
OG	San Angelo, TX	360	2,020	157	—	74	104	360	2,094	261	2,715	1,112	9/11/2006	9/11/2006	2 - 41
OG	New Braunfels, TX	1,049	2,162	147	—	32	83	1,049	2,194	230	3,473	1,076	9/25/2006	9/25/2006	2 - 41
OG	Grove City, OH	1,200	2,271	140	—	63	55	1,200	2,334	195	3,729	1,140	9/25/2006	9/25/2006	2 - 41
OG	Opelika, AL	878	2,255	154	—	54	43	878	2,309	197	3,384	1,106	11/13/2006	11/13/2006	2 - 41
OG	West Wichita, KS	1,227	1,801	154	—	84	86	1,227	1,885	240	3,352	894	11/6/2006	11/6/2006	2 - 41
OG	Pueblo, CO	770	2,330	212	—	51	76	770	2,381	288	3,439	1,207	2/5/2007	2/5/2007	2 - 42
OG	Sioux City, IA	1,304	2,114	137	—	89	99	1,304	2,203	236	3,743	1,073	12/11/2006	12/11/2006	2 - 41
OG	Detroit, MI	1,400	2,956	234	—	81	87	1,400	3,037	321	4,758	1,312	5/21/2007	5/21/2007	2 - 42
OG	Phoenix, AZ	753	2,153	246	—	97	72	753	2,250	318	3,321	1,155	4/23/2007	4/23/2007	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Jacksonville, NC	1,174	2,287	239	—	32	81	1,174	2,319	320	3,813	1,140	11/19/2007	11/19/2007	2 - 42
OG	Columbus, OH	995	2,286	184	—	61	27	995	2,347	211	3,553	1,040	12/17/2007	12/17/2007	2 - 42
OG	Mount Juliet, TN	873	2,294	212	—	76	47	873	2,370	259	3,502	1,136	10/22/2007	10/22/2007	2 - 42
OG	Triadelphia, WV	970	2,342	225	—	58	76	970	2,400	301	3,671	1,132	12/17/2007	12/17/2007	2 - 42
OG	Reynoldsburg, OH	1,208	2,183	242	—	48	37	1,208	2,231	279	3,718	1,035	4/21/2008	4/21/2008	2 - 43
OG	Florence, KY	1,007	2,099	155	—	52	88	1,007	2,151	243	3,401	1,014	8/4/2008	8/4/2008	2 - 43
OG	Cincinnati, OH	1,072	2,170	236	—	57	43	1,072	2,227	279	3,578	1,054	4/28/2008	4/28/2008	2 - 43
OG	Bismarck, ND	1,156	2,319	263	—	31	38	1,156	2,350	301	3,807	1,057	11/24/2008	11/24/2008	2 - 43
OG	Spring Hill, TN	1,295	2,269	228	—	29	45	1,295	2,298	273	3,866	931	2/16/2009	2/16/2009	2 - 44
OG	San Antonio, TX	1,359	2,492	230	—	23	33	1,359	2,515	263	4,137	972	3/30/2009	3/30/2009	2 - 44
OG	Michigan City, IN	762	2,646	238	—	17	39	762	2,663	277	3,702	1,021	7/13/2009	7/13/2009	2 - 44
OG	Broken Arrow, OK	1,461	2,261	231	—	73	57	1,461	2,334	288	4,083	917	5/25/2009	5/25/2009	2 - 44
OG	Bossier City, LA	1,006	2,405	264	—	51	32	1,006	2,456	296	3,758	927	7/27/2009	7/27/2009	2 - 44
OG	Jacksonville, FL	1,006	2,001	263	—	21	30	1,006	2,022	293	3,321	802	10/5/2009	10/5/2009	2 - 44
OG	Richmond, KY	1,054	1,974	236	—	14	32	1,054	1,988	268	3,310	789	9/14/2009	9/14/2009	2 - 44
OG	Ankeny, IA	704	2,218	248	—	9	17	704	2,227	265	3,196	703	1/10/2011	1/10/2011	2 - 46
OG	Kingsport, TN	1,071	1,840	282	—	11	22	1,071	1,851	304	3,226	647	5/3/2010	5/3/2010	2 - 45
OG	Las Cruces, NM	839	2,201	297	—	15	34	839	2,216	331	3,386	795	5/10/2010	5/10/2010	2 - 45
OG	Manhattan, KS	791	2,253	237	—	33	69	791	2,286	306	3,383	846	4/26/2010	4/26/2010	2 - 45
OG	Pleasant Prairie, WI	1,101	2,134	303	—	36	—	1,101	2,170	303	3,574	745	9/27/2010	9/27/2010	2 - 45
OG	Morehead City, NC	853	1,864	315	—	62	23	853	1,926	338	3,117	714	7/19/2010	7/19/2010	2 - 45
OG	Louisville, KY	—	2,072	266	904	12	38	904	2,084	304	3,292	752	11/1/2010	11/1/2010	2 - 45
OG	Wilson, NC	528	1,948	268	—	24	29	528	1,972	297	2,797	692	10/11/2010	10/11/2010	2 - 45
OG	Council Bluffs, IA	955	2,051	254	—	4	32	955	2,055	286	3,296	680	10/25/2010	10/25/2010	2 - 45
OG	Queen Creek, AZ	875	2,377	307	—	30	(1)	875	2,407	306	3,588	670	1/10/2011	1/10/2011	2 - 46
OG	Utica, NY	908	2,728	362	—	(470)	—	908	2,258	362	3,528	424	8/12/2013	8/12/2013	2 - 48
OG	Niagara Falls, NY	1,057	2,187	327	—	38	15	1,057	2,225	342	3,624	652	9/19/2011	9/19/2011	2 - 46
OG	Gainesville, GA	985	1,915	274	—	—	5	985	1,915	279	3,179	577	6/20/2011	6/20/2011	2 - 46
OG	Cleveland, TN	962	1,941	324	—	14	6	962	1,955	330	3,247	589	11/28/2011	11/28/2011	2 - 46
OG	Katy, TX	1,602	2,170	285	—	—	5	1,602	2,170	290	4,062	565	4/9/2012	4/9/2012	2 - 47
OG	Beckley, WV	1,013	2,105	314	—	25	1	1,013	2,130	315	3,458	481	10/1/2012	10/1/2012	2 - 47
OG	Chicago, IL	942	2,626	337	—	(484)	—	942	2,142	337	3,421	667	3/26/2012	3/26/2012	2 - 47
OG	Oklahoma City, OK	1,204	2,370	403	—	(221)	—	1,204	2,149	403	3,756	444	4/29/2013	4/29/2013	2 - 48

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Columbus, OH	954	2,236	324	—	4	—	954	2,240	324	3,518	416	3/18/2013	3/18/2013	2 - 48
BB	Orlando, FL	2,356	2,453	62	—	2,691	750	2,356	5,144	812	8,312	3,427	2/19/1996	2/19/1996	2 - 49
BB	Tampa, FL	2,052	2,906	138	428	3,073	601	2,480	5,979	739	9,198	3,749	11/30/1998	11/30/1998	2 - 48
BB	Raleigh, NC	2,507	3,230	155	—	918	314	2,507	4,148	469	7,124	2,798	5/17/1999	5/17/1999	2 - 38
BB	Duluth, GA	2,006	2,362	254	—	1,378	274	2,006	3,740	528	6,274	2,740	5/24/1999	5/24/1999	2 - 38
BB	Miami, FL	1,731	3,427	222	—	1,162	422	1,731	4,589	644	6,964	2,948	4/4/2000	4/4/2000	2 - 35
BB	Fort Myers, FL	1,914	2,863	186	—	916	398	1,914	3,779	584	6,277	2,296	5/16/2000	5/16/2000	2 - 35
BB	Pembroke Pines, FL	1,808	2,999	207	—	1,039	382	1,808	4,038	589	6,435	2,392	12/18/2000	12/18/2000	2 - 35
BB	Livonia, MI	2,105	3,856	286	—	362	138	2,105	4,218	424	6,747	2,790	2/6/2001	2/6/2001	2 - 36
BB	Sunrise, FL	1,515	3,251	138	—	450	224	1,515	3,701	362	5,578	2,028	10/22/2002	10/22/2002	2 - 37
BB	Jacksonville, FL	2,235	2,295	344	—	50	13	2,235	2,345	357	4,937	871	3/29/2010	3/29/2010	2 - 45
BB	Orlando, FL	1,659	2,340	356	—	324	41	1,659	2,664	397	4,720	641	2/27/2012	2/27/2012	2 - 47
S52	Naples, FL	2,912	3,619	447	—	7	37	2,912	3,626	484	7,022	1,036	10/10/2011	10/10/2011	2 - 46
S52	Jacksonville, FL	2,216	2,729	416	—	6	3	2,216	2,735	419	5,370	827	10/24/2011	10/24/2011	2 - 46
LH	Tucker, GA	1,407	923	10	—	339	214	1,407	1,262	224	2,893	890	10/21/1986	10/1/2007	2 - 43
LH	Snellville, GA	1,911	925	76	—	422	147	1,911	1,347	223	3,481	918	7/19/1992	10/1/2007	2 - 43
LH	Macon, GA	1,249	718	30	—	420	204	1,249	1,138	234	2,621	962	12/5/1992	10/1/2007	2 - 44
LH	Augusta, GA	1,631	845	46	—	300	103	1,631	1,145	149	2,925	860	6/28/1993	10/1/2007	2 - 42
LH	Ocala, FL	1,210	1,100	17	—	579	112	1,210	1,679	129	3,018	1,264	5/12/1993	10/1/2007	2 - 42
LH	Altamonte Springs, FL	1,649	974	22	—	450	135	1,649	1,424	157	3,230	860	4/12/1994	10/1/2007	2 - 44
LH	Florence, KY	—	741	52	1,191	347	165	1,191	1,088	217	2,496	719	8/16/1994	10/1/2007	2 - 47
LH	Gainesville, GA	1,537	965	19	—	348	140	1,537	1,313	159	3,009	862	7/10/1995	10/1/2007	2 - 43
LH	Peachtree City, GA	1,485	1,080	9	—	457	159	1,485	1,537	168	3,190	1,006	11/10/1995	10/1/2007	2 - 43
LH	Lawrenceville, GA	1,865	1,116	17	—	451	117	1,865	1,567	134	3,566	952	7/15/1996	10/1/2007	2 - 42
LH	Jensen Beach, FL	1,322	1,082	33	—	347	153	1,322	1,429	186	2,937	932	11/25/1996	10/1/2007	2 - 42
LH	Destin, FL	2,053	793	16	—	357	224	2,053	1,150	240	3,443	805	12/16/1996	10/1/2007	2 - 42
LH	Albany, GA	1,500	988	34	—	422	126	1,500	1,410	160	3,070	821	9/1/1997	10/1/2007	2 - 42
LH	Dublin, OH	1,572	1,205	18	—	510	259	1,572	1,715	277	3,564	987	8/26/1997	10/1/2007	2 - 42
LH	Columbia, SC	1,677	1,291	23	—	495	176	1,677	1,786	199	3,662	1,055	8/18/1997	10/1/2007	2 - 42
LH	Pineville, NC	1,262	879	11	—	495	195	1,262	1,374	206	2,842	769	1/19/1998	10/1/2007	2 - 44
LH	Johns Creek, GA	1,694	1,089	18	—	203	123	1,694	1,292	141	3,127	733	5/18/1998	10/1/2007	2 - 42
LH	Greensboro, NC	1,438	1,017	16	—	270	152	1,438	1,287	168	2,893	659	5/3/1999	10/1/2007	2 - 44
LH	Huntsville, AL	1,443	983	7	—	350	194	1,443	1,333	201	2,977	679	6/28/1999	10/1/2007	2 - 44

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Hickory, NC	1,333	1,029	7	—	313	166	1,333	1,342	173	2,848	631	10/25/1999	10/1/2007	2 - 44
LH	Tampa, FL	1,488	1,078	6	—	297	189	1,488	1,375	195	3,058	771	1/11/2000	10/1/2007	2 - 35
LH	Clarksville, TN	1,662	1,097	15	—	449	112	1,662	1,546	127	3,335	725	11/15/1999	10/1/2007	2 - 43
LH	Orlando, FL	1,165	749	21	—	264	137	1,165	1,013	158	2,336	563	3/21/2000	10/1/2007	2 - 35
LH	Concord, NH	1,329	935	7	—	359	172	1,329	1,294	179	2,802	538	2/22/2000	10/1/2007	2 - 35
LH	Orlando, FL	1,492	1,277	52	—	297	150	1,492	1,574	202	3,268	757	4/10/2000	10/1/2007	2 - 35
LH	Medina, OH	1,189	820	12	—	268	168	1,189	1,088	180	2,457	537	9/5/2000	10/1/2007	2 - 35
LH	Hoover, AL	1,401	966	17	—	350	160	1,401	1,316	177	2,894	645	1/10/2001	10/1/2007	2 - 36
LH	Boardman, OH	954	673	17	—	285	151	954	958	168	2,080	448	3/5/2001	10/1/2007	2 - 36
LH	Prattville, AL	1,481	1,016	27	—	336	134	1,481	1,352	161	2,994	653	7/2/2001	10/1/2007	2 - 36
LH	Bensalem, PA	1,645	600	17	—	346	160	1,645	946	177	2,768	440	10/15/2001	10/1/2007	2 - 36
LH	Lee’s Summit, MO	1,705	1,219	34	—	285	88	1,705	1,504	122	3,331	618	1/21/2002	10/1/2007	2 - 37
LH	Germantown, MD	1,439	1,069	27	—	306	138	1,439	1,375	165	2,979	650	5/13/2002	10/1/2007	2 - 37
LH	Independence, OH	1,241	686	26	—	231	106	1,241	917	132	2,290	412	9/16/2002	10/1/2007	2 - 37
LH	Hiram, GA	1,639	1,033	25	—	374	130	1,639	1,407	155	3,201	638	1/14/2002	10/1/2007	2 - 37
LH	Louisville, KY	1,405	980	18	—	238	113	1,405	1,218	131	2,754	516	10/28/2002	10/1/2007	2 - 37
LH	Bowie, MD	1,871	1,230	21	—	257	147	1,871	1,487	168	3,526	639	3/25/2002	10/1/2007	2 - 37
LH	Waldorf, MD	1,929	1,167	26	—	245	162	1,929	1,412	188	3,529	619	8/26/2002	10/1/2007	2 - 37
LH	West Palm Beach, FL	1,781	1,228	27	—	297	132	1,781	1,525	159	3,465	651	11/25/2002	10/1/2007	2 - 37
LH	Columbia, MD	1,918	1,439	40	—	268	161	1,918	1,707	201	3,826	730	1/27/2003	10/1/2007	2 - 38
LH	East Point, GA	1,052	1,232	21	—	291	143	1,052	1,523	164	2,739	668	3/24/2003	10/1/2007	2 - 38
LH	Lexington, KY	1,251	874	16	—	238	162	1,251	1,112	178	2,541	521	3/10/2003	10/1/2007	2 - 42
LH	Winter Haven, FL	1,285	1,149	39	—	276	124	1,285	1,425	163	2,873	610	6/23/2003	10/1/2007	2 - 38
LH	Jacksonville, FL	795	1,302	32	—	210	128	795	1,512	160	2,467	629	8/18/2003	10/1/2007	2 - 38
LH	Daphne, AL	1,130	757	30	—	308	111	1,130	1,065	141	2,336	541	9/2/2003	10/1/2007	2 - 38
LH	Anderson, SC	1,445	990	41	—	240	111	1,445	1,230	152	2,827	551	2/2/2004	10/1/2007	2 - 39
LH	Palm Harbor, FL	1,406	917	32	—	263	93	1,406	1,180	125	2,711	564	5/17/2004	10/1/2007	2 - 39
LH	West Chester, OH	1,371	927	31	—	248	79	1,371	1,175	110	2,656	544	3/15/2004	10/1/2007	2 - 39
LH	Jefferson City, MO	1,342	875	60	—	196	68	1,342	1,071	128	2,541	490	8/23/2004	10/1/2007	2 - 39
LH	Chantilly, VA	1,568	882	50	—	262	66	1,568	1,144	116	2,828	491	10/4/2004	10/1/2007	2 - 39
LH	Dawsonville, GA	1,084	1,321	51	—	188	100	1,084	1,509	151	2,744	628	8/9/2004	10/1/2007	2 - 39
LH	Opelika, AL	1,427	1,244	36	—	202	58	1,427	1,446	94	2,967	627	9/27/2004	10/1/2007	2 - 39
LH	Indianapolis, IN	1,298	854	55	—	211	51	1,298	1,065	106	2,469	499	7/25/2005	10/1/2007	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Grove City, OH	1,566	1,067	53	—	191	61	1,566	1,258	114	2,938	550	6/27/2005	10/1/2007	2 - 40
LH	Springfield, IL	1,573	1,451	65	—	182	79	1,573	1,633	144	3,350	711	5/2/2005	10/1/2007	2 - 40
LH	Covington, GA	887	1,212	70	—	45	49	887	1,257	119	2,263	543	5/23/2005	10/1/2007	2 - 40
LH	West Homestead, PA	1,418	947	79	—	33	91	1,418	980	170	2,568	439	7/25/2005	10/1/2007	2 - 40
LH	Carrollton, GA	1,192	1,227	75	—	15	49	1,192	1,242	124	2,558	554	10/24/2005	10/1/2007	2 - 40
LH	Tarentum, PA	1,414	931	91	—	84	46	1,414	1,015	137	2,566	465	11/7/2005	10/1/2007	2 - 40
LH	Commerce, GA	1,335	1,466	65	—	57	84	1,335	1,523	149	3,007	591	4/24/2006	10/1/2007	2 - 41
LH	East Ellijay, GA	1,126	1,272	70	—	21	82	1,126	1,293	152	2,571	555	1/23/2006	10/1/2007	2 - 41
LH	Acworth, GA	1,941	1,255	70	—	23	82	1,941	1,278	152	3,371	533	2/20/2006	10/1/2007	2 - 41
LH	Peoria, IL	1,299	848	81	—	143	46	1,299	991	127	2,417	476	5/1/2006	10/1/2007	2 - 41
LH	Hixson, TN	1,676	1,263	84	—	40	44	1,676	1,303	128	3,107	545	3/20/2006	10/1/2007	2 - 41
LH	Fredericksburg, VA	1,734	1,174	89	—	42	35	1,734	1,216	124	3,074	577	7/24/2006	10/1/2007	2 - 41
LH	Morgantown, WV	1,223	812	89	—	27	44	1,223	839	133	2,195	432	8/28/2006	10/1/2007	2 - 41
LH	Florence, SC	1,628	1,352	90	—	28	35	1,628	1,380	125	3,133	535	9/5/2006	10/1/2007	2 - 41
LH	Portage, IN	901	1,652	105	—	59	26	901	1,711	131	2,743	669	10/25/2006	10/1/2007	2 - 41
LH	Macon, GA	1,052	1,840	97	—	135	38	1,052	1,975	135	3,162	814	2/5/2007	10/1/2007	2 - 42
LH	Panama City Beach, FL	1,379	1,736	99	—	47	95	1,379	1,783	194	3,356	773	3/19/2007	10/1/2007	2 - 42
LH	LaGrange, GA	979	1,527	111	—	36	52	979	1,563	163	2,705	682	4/30/2007	10/1/2007	2 - 42
LH	Calhoun, GA	765	1,760	109	—	(4)	36	765	1,756	145	2,666	733	6/11/2007	10/1/2007	2 - 42
LH	Dublin, GA	389	1,910	140	—	27	23	389	1,937	163	2,489	722	1/14/2008	1/14/2008	2 - 43
LH	Monroe, GA	966	1,549	164	—	30	13	966	1,579	177	2,722	617	4/28/2008	4/28/2008	2 - 43
LH	Denham Springs, LA	1,306	2,049	283	—	35	12	1,306	2,084	295	3,685	994	8/25/2008	8/25/2008	2 - 43
LH	Cornelia, GA	106	1,542	281	282	52	8	388	1,594	289	2,271	737	12/1/2008	12/1/2008	2 - 43
LH	Richmond, VA	1,442	1,758	207	—	24	9	1,442	1,782	216	3,440	728	2/23/2009	2/23/2009	2 - 44
LH	Hanover, MD	1,437	2,258	252	—	45	2	1,437	2,303	254	3,994	609	5/16/2011	5/16/2011	2 - 46
LH	Orlando, FL	1,406	1,701	253	—	23	6	1,406	1,724	259	3,389	588	3/8/2010	3/8/2010	2 - 45
LH	San Antonio, TX	907	1,504	—	—	699	751	907	2,203	751	3,861	1,024	1/18/2010	1/18/2010	2 - 40
LH	Conyers, GA	589	1,797	198	—	30	21	589	1,827	219	2,635	621	8/2/2010	8/2/2010	2 - 45
LH	San Antonio, TX	1,206	1,583	—	—	245	753	1,206	1,828	753	3,787	926	7/5/2010	7/5/2010	2 - 40
LH	Thomasville, GA	730	1,688	229	—	19	5	730	1,707	234	2,671	630	4/19/2010	4/19/2010	2 - 45
LH	San Antonio, TX	947	1,436	—	—	444	801	947	1,880	801	3,628	987	5/10/2010	5/10/2010	2 - 40
LH	Whitehall, PA	1,307	1,901	270	—	24	7	1,307	1,925	277	3,509	626	12/6/2010	12/6/2010	2 - 45
LH	Fort Smith, AR	953	1,610	252	—	23	10	953	1,633	262	2,848	563	11/1/2010	11/1/2010	2 - 45

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Jackson, TN	1,398	1,257	204	—	16	8	1,398	1,273	212	2,883	463	7/19/2010	7/19/2010	2 - 45
LH	San Antonio, TX	—	1,382	735	—	249	51	—	1,631	786	2,417	895	10/11/2010	10/11/2010	2 - 40
LH	New Braunfels, TX	—	1,330	681	—	145	42	—	1,475	723	2,198	765	1/24/2011	1/24/2011	2 - 40
LH	San Antonio, TX	—	278	383	—	35	(22)	—	313	361	674	674	6/20/2011	6/20/2011	2 - 40
LH	Kingsland, GA	849	1,564	236	—	13	5	849	1,577	241	2,667	470	4/25/2011	4/25/2011	2 - 46
LH	Jonesboro, AR	902	1,704	234	—	15	1	902	1,719	235	2,856	529	4/25/2011	4/25/2011	2 - 46
LH	McAllen, TX	1,128	1,600	284	—	13	13	1,128	1,613	297	3,038	512	3/28/2011	3/28/2011	2 - 46
LH	Council Bluffs, IA	869	1,827	236	—	31	7	869	1,858	243	2,970	537	5/31/2011	5/31/2011	2 - 46
LH	Tupelo, MS	771	1,717	236	—	13	1	771	1,730	237	2,738	446	8/29/2011	8/29/2011	2 - 46
LH	Champaign, IL	1,499	1,725	267	—	4	3	1,499	1,729	270	3,498	473	10/10/2011	10/10/2011	2 - 46
LH	Rapid City, SD	965	1,869	252	—	2	3	965	1,871	255	3,091	552	10/10/2011	10/10/2011	2 - 46
LH	West Melbourne, FL	1,144	1,858	266	—	4	3	1,144	1,862	269	3,275	504	11/21/2011	11/21/2011	2 - 46
LH	Athens, GA	970	1,744	289	—	35	13	970	1,779	302	3,051	374	10/29/2012	10/29/2012	2 - 47
LH	Flowood, MS	1,088	1,803	327	34	—	2	1,122	1,803	329	3,254	521	2/6/2012	2/6/2012	2 - 47
LH	Deptford, NJ	1,799	1,694	287	—	3	(2)	1,799	1,697	285	3,781	426	3/26/2012	3/26/2012	2 - 47
LH	McAllen, TX	1,339	1,775	319	—	3	12	1,339	1,778	331	3,448	479	2/27/2012	2/27/2012	2 - 47
LH	Wilkes Barre, PA	859	2,227	278	—	6	—	859	2,233	278	3,370	298	1/27/2014	1/27/2014	2 - 49
LH	Morehead City, NC	975	1,941	340	—	2	1	975	1,943	341	3,259	386	1/14/2013	1/14/2013	2 - 48
LH	Columbus, MS	1,155	1,993	256	—	4	4	1,155	1,997	260	3,412	352	2/18/2013	2/18/2013	2 - 48
LH	Sandusky, OH	1,081	2,027	263	—	—	2	1,081	2,027	265	3,373	361	4/22/2013	4/22/2013	2 - 48
LH	Coralville, IA	953	2,135	288	—	—	(3)	953	2,135	285	3,373	379	5/13/2013	5/13/2013	2 - 48
LH	Cincinnati, OH	1,205	1,758	291	—	—	3	1,205	1,758	294	3,257	282	8/26/2013	8/26/2013	2 - 48
LH	Cleveland, TN	1,054	1,776	337	—	—	1	1,054	1,776	338	3,168	326	5/13/2013	5/13/2013	2 - 48
LH	Minot, ND	887	2,230	314	—	15	17	887	2,245	331	3,463	333	9/23/2013	9/23/2013	2 - 48
LH	Bethlehem, GA	936	1,684	286	—	—	—	936	1,684	286	2,906	215	1/20/2014	1/20/2014	2 - 49
WFG	San Antonio, TX	—	—	8	2,790	2,069	69	2,790	2,069	77	4,936	321	3/17/2008	11/14/2011	2 - 43
N/A	Mill Valley, CA	—	—	28	—	—	—	—	—	28	28	—			2 - 7
Total		$380,453	$594,956	$48,432	$24,359	$257,011	$92,019	$404,812	$851,967	$140,451	$1,397,230	$568,539
(1) OG refers to Olive Garden® properties.
BB refers to Bahama Breeze® properties.
S52 refers to Seasons 52® properties.

LH refers to LongHorn Steakhouse® properties.
WFG refers to the Wildfish Seafood Grille® property.

(2) Aggregate cost for income tax purposes is $1,362,061 with a NBV of $609,811

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

December 31, 2015
Carrying Costs
Balance - beginning of period	$15,582
Real estate acquired through Spin-Off	1,381,092
Additions placed in service	556
Balance - end of year	$1,397,230
Accumulated Depreciation
Balance - beginning of year	$3,860
Real estate acquired through Spin-Off	560,921
2015 depreciation expense	3,758
Balance - end of year	$568,539

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated as of October 21, 2015, by and between Darden Restaurants, Inc. and Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2015).

3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2	Amended and Restated Bylaws of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
4.1	Specimen Stock Certificate of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company Registration Statement on Form 10/A filed on October 5, 2015).
10.1
Limited Partnership Agreement of Four Corners Operating Partnership, LP dated August 11, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).

10.2
Offer Letter for William H. Lenehan, President and Chief Executive Officer, dated August 5, 2015† (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).

10.3
Offer Letter for Gerald R. Morgan, Chief Financial Officer, dated September 21, 2015† (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).

10.4	Offer Letter for James L. Brat, General Counsel, dated September 17, 2015† (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.5
Tax Matters Agreement, dated as of November 9, 2015, by and between Darden Restaurants, Inc. and Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2015).

10.6
Transition Services Agreement, dated as of November 9, 2015, by and between Darden Restaurants, Inc. and Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2015).

10.7
Employee Matters Agreement, dated as of November 9, 2015, by and between Darden Restaurants, Inc. and Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 10, 2015).

10.8
Revolving Credit and Term Loan, dated as of November 9, 2015, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 10, 2015).

10.9	Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan† (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 10, 2015).
10.10	Amendment No. 1 to the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan† (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 24, 2015).
10.11	Form of Lease (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.12	Form of Guaranty by Darden Restaurants, Inc. in respect of certain Leases (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.13	Form of Franchise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.14	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2015).

E-1

10.15	Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015).
21.1	List of Subsidiaries of Four Corners Property Trust, Inc.
31 (a)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Lease
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† Denotes a management contract or compensatory plan, contract or arrangement.

E-2

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	March 21, 2016	By:	/s/ William H. Lenehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM H. LENEHAN William H. Lenehan	Director and Chief Executive Officer (Principal Executive Officer)	March 21, 2016

/S/ GERALD R. MORGAN Gerald R. Morgan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2016

/S/ JOHN MOODY John Moody	Director and Chairman of the Board of Directors	March 21, 2016

/S/ DOUGLAS B. HANSEN, JR. Douglas B. Hansen, Jr.	Director	March 21, 2016
/S/ MARRAN H. OGILVIE Marran H. Ogilvie	Director	March 21, 2016

/S/ PAUL E. SZUREK Paul E. Szurek	Director	March 21, 2016

E-3