Form 10-Q
period 2016-03-31
Four Corners Property Trust, Inc.
filed 2016-05-11
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 1-37538
Four Corners Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Redwood Highway, Suite 1150 Mill Valley, California	94941
(Address of principal executive offices)	(Zip Code)
(415) 965-8030
(Registrant’s telephone number, including area code)
Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of May 10, 2016: 59,881,270

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE MONTHS ENDED MARCH 31, 2016

The accompanying notes are an integral part of this financial statement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Real estate investments:
Land	$404,812	$404,812
Buildings, equipment and improvements	992,423	992,418
Total real estate investments	1,397,235	1,397,230
Less: Accumulated depreciation	(573,726)	(568,539)
Total real estate investments, net	823,509	828,691
Cash and cash equivalents	36,088	98,073
Derivative assets	—	165
Deferred rent	4,095	1,500
Other assets	981	1,008
Total Assets	$864,673	$929,437

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of deferred financing costs	$392,700	$392,302
Derivative liabilities	7,151	477
Deferred rental revenue	7,866	7,940
Deferred tax liabilities	225	80,881
Dividends payable	14,509	—
Other liabilities	5,018	6,195
Total liabilities	427,469	487,795

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 59,881,270 and 42,741,995 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	6	4
Additional paid-in capital	437,017	436,697
Accumulated other comprehensive loss	(6,774)	(316)
Retained earnings	6,955	5,257
Total stockholders’ equity	437,204	441,642
Total Liabilities and Equity	$864,673	$929,437

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$26,252	$—
Restaurant revenues	4,859	4,890
Total revenues	31,111	4,890
Operating expenses:
General and administrative	3,317	—
Depreciation and amortization	5,187	212
Restaurant expenses	4,698	4,513
Interest expense	4,182	—
Total expenses	17,384	4,725
Income before income tax	13,727	165
Benefit from (provision for) income tax	80,556	(19)
Net Income	$94,283	$146
Other comprehensive loss:
Realized and unrealized loss in hedging transactions, net	(6,458)	—
Comprehensive Income	$87,825	$146

Basic net income per share:	$1.58	N/A (2)
Diluted net income per share:	$1.57	N/A (2)
Weighted average number of common shares outstanding:
Basic (1)	59,827,808	N/A (2)
Diluted (1)	59,863,804	N/A (2)
Dividends declared per common share	$0.2425	—

(1)
Includes 17,085,566 shares issued on March 2, 2016 as part of our Earnings and Profits distribution to satisfy REIT requirements. For financial reporting purposes, these shares were assumed to be issued on January 1, 2016.

(2)
Due to the material change in the Company’s operations as a result of our formation transaction in November 2015, management does not consider presentation of income per share for the pre-formation period to be meaningful.

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2015	42,741,995	$4	$436,697	$5,257	$(316)	$441,642
Net income	—	—	—	94,283	—	94,283
Other comprehensive loss	—	—	—	—	(6,458)	(6,458)
Earnings and profits distribution (1)	17,085,566	2	(2)	(78,076)	—	(78,076)
Dividends declared on common stock	—	—	—	(14,509)	—	(14,509)
Stock-based compensation, net	53,709	—	322	—	—	322
Balance at March 31, 2016	59,881,270	$6	$437,017	$6,955	$(6,774)	$437,204
(1) The earnings and profit distribution is accounted for as a stock split effected in the form of a dividend.

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows - Operating activities
Net income	$94,283	$146
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,187	212
Amortization of financing costs	398	—
Stock-based compensation expense	322	46
Deferred income taxes	(80,656)	(15)
Changes in assets and liabilities:
Derivative asset	381	—
Deferred rent asset	(2,595)	20
Deferred rental revenue	(74)	—
Other assets and liabilities	(1,150)	(528)
Net cash provided by (used in) operating activities	16,096	(119)
Cash flows - investing activities
Purchases of fixed assets	(5)	(45)
Net cash used in investing activities	(5)	(45)
Cash flows - financing activities
Net contributions from parent	—	164
Payment of dividend to shareholders	(78,076)	—
Net cash (used in) provided by financing activities	(78,076)	164
Net decrease in cash	(61,985)	—
Cash and cash equivalents, beginning of year	98,073	7
Cash and cash equivalents, ending of year	$36,088	$7
Supplemental disclosures:
Dividends declared but not paid	$(14,509)	—
Interest paid	$(3,319)	—
Taxes paid	$(2,222)	—

The accompanying notes are an integral part of this financial statement.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION
Four Corners Property Trust, Inc. (together with its subsidiaries “Four Corners”) was incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc., (together with its consolidated subsidiaries “Darden”), for the purpose of owning, acquiring and leasing properties on a triple-net basis, for use in the restaurant and related food service industries. On November 9, 2015, Darden completed a spin-off of Four Corners whereby Darden contributed to us 100% of the equity interest in entities that own 418 properties (the “Properties” or “Property”) in which Darden operates restaurants, representing five of their brands, and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) along with the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash. Subsequently, Darden distributed all of our outstanding shares of common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U.S. federal income tax purposes, except for cash paid in lieu of fractional shares.
Following completion of the Spin-Off, we became an independent, publicly-traded, self-administered company, primarily engaged in the ownership, acquisition and leasing of restaurant properties. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“Four Corners OP”), a Delaware limited partnership of which we are the initial limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“Four Corners GP”), is its sole general partner and our wholly owned subsidiary.
We intend to elect to be taxed, and have operated and intend to continue to operate in a manner that will allow us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year beginning January 1, 2016. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our stockholders, subject to certain adjustments and excluding any net capital gain. As a REIT, we will not be subject to federal corporate income tax on that portion of net income that is distributed to our stockholders.  However, Four Corners’ taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes. We will make our REIT election upon the filing of our 2016 tax return.
Any references to “the Company,” “we,” “us,” “our” or “the Successor” refer to Four Corners as an independent, publicly traded, self-administered company. Any references to the Kerrow Restaurant Operating Business refer to the Kerrow Restaurant operations as owned by Darden for all periods prior to November 9, 2015 and as owned by us for periods subsequent to November 9, 2015.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. For the three months ended March 31, 2016, we have conformed the prior presentation of the Kerrow Restaurant Operating Business to the current format for comparability purposes.
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
Real Estate Investments, Net
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to forty-nine years using the straight-line method. Leasehold improvements, which are reflected on our balance sheets as a component of buildings, equipment and improvements are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Other equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying statements of comprehensive income.
Our accounting policies regarding land, buildings and equipment, including leasehold improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of what constitutes a reasonably assured lease term, and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized, or as our expectations of estimated future cash flows change.
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
Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

a strategic shift in our operating businesses are reviewed to determine whether those assets would also meet the requirements to be reported as discontinued operations.
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
To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria in accordance with GAAP, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
We assess the collectability of our lease receivables, including straight-line receivables. We base our assessment of the collectability of rent receivables (other than straight-line rent receivables) on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We also base our assessment of the collectability of straight-line rent receivables on several factors, including among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectability of future rent payments required by a lease, we may adjust our reserve or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
Restaurant revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales is recognized when food and beverage products are sold. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our consolidated and combined statements of comprehensive income.
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
Income Taxes
We intend to elect and qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year beginning January 1, 2016. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. To maintain our qualification as a REIT, we will be required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

We will be taxed as a C corporation and expect to pay U.S. federal corporate income taxes for our taxable year ending December 31, 2015.
We provide for federal and state income taxes currently payable as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal income tax credits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Interest recognized on reserves for uncertain tax positions is included in interest, net in our consolidated statements of comprehensive income. A corresponding liability for accrued interest is included as a component of other liabilities on our consolidated balance sheets. Penalties, when incurred, are recognized in general and administrative expenses.
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
We base our estimates on the best available information at the time that we prepare the provision. We will generally file our annual income tax returns several months after our year end. Income tax returns are subject to audit by state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The major jurisdictions in which we will file income tax returns are the U.S. federal jurisdiction and all states in the U.S. in which we own properties that have an income tax.
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
Prior to the Spin-Off, our restaurant operations were included in the consolidated federal income tax return of Darden, as well as certain state tax returns where Darden files on a combined basis. Darden, the predecessor of the Company for accounting purposes (“the Predecessor”) has applied the provisions of FASB ASC Topic 740, Income Taxes, and computed the provision for income taxes on a separate return basis. The separate return method applies the accounting guidance for income taxes to the stand-alone consolidated and combined financial statements as if the Predecessor was a separate taxpayer and a stand-alone enterprise for the periods presented. The calculation of income taxes for the Predecessor on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. We believe that the assumptions and estimates used to compute these tax amounts are reasonable. However, the Predecessor’s financial statements may not necessarily reflect its income tax expense or tax payments in the future, or what our tax amounts would have been had the Predecessor been a stand-alone enterprise during the periods presented.
Federal and state income taxes payable prior to the Spin-Off were settled through the parent company equity account. The Predecessor provided for taxes that are deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal income tax credits have been recorded as a reduction of income taxes. Deferred tax assets and liabilities have been recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities have been measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates have been recognized in earnings in the period that includes the enactment date.
In determining the need for a valuation allowance or the need for uncertain tax positions, the Predecessor made certain estimates and assumptions. These estimates and assumptions were based on, among other things, knowledge of the operations, markets, historical trends and likely future changes and, when appropriate, the opinion of advisors with knowledge and expertise in relevant

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

fields. Due to certain risks associated with our estimates and assumptions, actual results could differ. See Note 10 - Income Taxes for additional information.
Stock-Based Compensation
The Company’s stock-based compensation plan provides for the grant of restricted stock, deferred stock units, performance-based awards (including performance stock units), dividend equivalents, restricted stock units, and other types of awards to eligible participants. We classify stock-based payment awards either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight-line basis over their vesting periods, which range between one and five years, less estimated forfeitures. No compensation cost is recognized for awards for which employees do not render the requisite services.
Earnings Per Share
Basic earnings per share (“EPS”) are computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income allocated to common shareholders represents net income less income allocated to participating securities. At March 31, 2016, none of the Company’s equity awards qualified as participating securities.
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
Parent Company Equity
Parent company equity as referenced in our consolidated and combined statements of cash flows represents Darden’s historical investment in us, our accumulated net income after taxes, and the net effect of transactions with, and allocations from, Darden.
All intercompany transactions effected through parent company equity in our consolidated balance sheets have been considered as cash receipts and payments for purposes of our consolidated statements of cash flows and are reflected in financing activities in the accompanying consolidated statements of cash flows. See Note 4 - Related Party Transactions for additional information.
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
Application of New Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive for those goods or services. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 for one year. The standard is now effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption for annual periods beginning after December 15, 2016 and interim periods within those annual periods is permitted. We are evaluating the effect this guidance will have on our consolidated and combined financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-9, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends how companies account for certain aspects of share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We are currently evaluating the impact of adopting this guidance.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden is the sole tenant of the Properties, which constitute approximately 99% of the properties we own. In addition, Darden Restaurants, Inc. has guaranteed the obligations of the tenants under substantially all of the Leases entered into in respect of the Properties. As our revenues predominately consist of rental payments under the Leases, we are dependent on Darden for substantially all of our leasing revenues. The audited financial statements for Darden can be found in the Investor Relations section at www.darden.com. We are providing this website address solely for the information of our stockholders. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website into this report or other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate the Properties. With 300 locations in our portfolio, Olive Garden branded restaurants comprise approximately 72% of the Properties and approximately 74% of the revenues received under the Leases, based on the total number of locations leased. Our properties are located in 44 states with concentrations of 10% or greater in two states, Florida (11%) and Texas (11%).
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

facility, and amounts due or payable under our derivative contracts. At March 31, 2016, our exposure to risk related to our derivative instruments totaled $7.4 million including accrued interest, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash and the $350 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – RELATED PARTY TRANSACTIONS
Allocation of Darden Corporate Expenses to the Predecessor
Prior to the Spin-Off, we were managed in the normal course of business by Darden and its subsidiaries. All direct costs incurred in connection with our operations for which specific identification was practical have been included in the stand-alone combined financial statements. Additionally, certain shared costs and certain support functions have been allocated to us and reflected as expenses in the stand-alone consolidated and combined financial statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical Darden expenses allocable to the Predecessor for purposes of the stand-alone financial statements; however, the expenses reflected in the consolidated and combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate, stand-alone entity. Management does not believe, however, that it is practicable to estimate what these expenses would have been had we operated as a separate, stand-alone entity, including any expenses associated with obtaining any of these services from unaffiliated entities. Actual costs that would have been incurred had we been a stand-alone entity would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. In addition, the expenses reflected in the combined financial statements may not be indicative of expenses that will be incurred by us in the future.
The costs allocated to us were made on the basis of operating weeks, net sales or other relevant measures. Corporate expense allocations primarily relate to centralized corporate functions, including advertising, finance, accounting, treasury, tax, legal, internal audit, human resources, facilities, risk management functions, employee benefits and stock based compensation (except for specifically identified stock-based compensation benefits discussed in Note 9 - Stock-Based Compensation). In addition, corporate expenses include, among other costs, maintenance of existing software, technology and websites, development of new or improved software technology, professional fees for legal, accounting, and financial services, non-income taxes and expenses related to litigation, investigations, or similar matters. Corporate expenses allocated to us of $0.2 million for the three months ending March 31, 2015 were included within restaurant expenses in our combined statements of comprehensive income. All of the corporate allocations of costs are deemed to have been incurred and settled through parent company equity in the period where the costs were recorded. Following the Spin-Off, we began performing these functions using our own resources or purchased services. For an interim period, however, some of these functions were provided by Darden under transition services agreements. Subsequent to the Spin-Off on November 9, 2015, Darden was no longer a related party.
NOTE 5 – REAL ESTATE INVESTMENTS, NET
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to triple-net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Land	$404,812	$404,812
Buildings and improvements	851,967	851,967
Equipment	140,456	140,451
Total gross real estate investments	1,397,235	1,397,230
Less: accumulated depreciation	(573,726)	(568,539)
Total Real Estate Investments, Net	$823,509	$828,691

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. Because lease renewal periods are exercisable at the option of the lessee, the table presents future minimum lease payments due during the initial lease term only.

March 31,
(In millions)	2016
2016 (nine months)	$71
2017	96
2018	97
2019	99
2020	100
Thereafter	1,034
Total Future Minimum Rentals	$1,497
NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEET
The components of other assets were as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Accounts receivable	$254	$70
Inventories	170	198
Prepaid assets	501	689
Other	56	51
Total Other Assets	$981	$1,008
The components of other liabilities were as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Accounts payable	$791	$922
Accrued interest expense	1,043	959
Accrued compensation	484	465
Other accrued income taxes	199	2,008
Deferred rent liability	601	580
Accrued operating expenses	1,492	915
Other	408	346
Total Other Liabilities	$5,018	$6,195
NOTE 7 – NOTES PAYABLE
At both March 31, 2016 and December 31, 2015, our notes payable were $400 million, the unamortized deferred financing costs were $7.3 million and $7.7 million, respectively, and the weighted average interest rate on the term loan was 2.14% and 1.99%, respectively. During the three months ended March 31, 2016, amortization of deferred financing costs was $398 thousand. As of March 31, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
On November 10, 2015, we entered into two interest rate swaps pursuant to an International Swaps and Derivatives Association Master Agreement with J.P. Morgan Chase Bank, N.A. to economically hedge our exposure in cash flows associated with our variable rate debt obligations described above. One swap has a fixed notional value of $200.0 million that matures on November 9, 2018, where the fixed rate paid by Four Corners OP is equal to 1.16% and the variable rate received resets monthly to the one month LIBOR rate. The second swap has a fixed notional value of $200.0 million that matures on November 9, 2020, where the fixed rate paid by Four Corners OP is equal to 1.56% and the variable rate received resets monthly to the one month LIBOR rate. These hedging agreements were not entered into for trading purposes and have been designated as cash flow hedges. At March 31, 2016, these interest rate swaps were still in place.
For the three months ended March 31, 2016, we recorded approximately $348 thousand of hedge ineffectiveness in earnings attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2016 an additional $3.4 million will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the three months ended March 31, 2016 and 2015, we did not have any derivatives that were not designated as hedges.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2016 and December 31, 2015.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		March 31, 2016	December 31, 2015		March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$—	$165	Derivative liabilities	$7,151	$477
Total		$—	$165		$7,151	$477
Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our derivative financial instruments on the statements of comprehensive income for the three months ended March 31, 2016.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
Interest rate swaps	$(7,444)	Interest expense	$(985)	Interest expense	$(348)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of March 31, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2016	$—	$—	$—	$—	$—	$—
December 31, 2015	165	—	165	(165)	—	—

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2016	$7,151	—	$7,151	$—	$—	$7,151
December 31, 2015	477	—	477	(165)	—	312
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2016 and December 31, 2015, the fair value of derivatives in a net liability position related to these agreements was approximately $7.2 million and $618 thousand, respectively. As of March 31, 2016, we have not posted any collateral related to these agreements. If we had breached any of these provisions at March 31, 2016, we could have been required to settle our obligations under the agreements at their termination value of approximately $7.4 million including accrued interest.
NOTE 9 – STOCK-BASED COMPENSATION
On October 20, 2015, the Board of Directors of Four Corners adopted, and Four Corners’ sole stockholder, Rare Hospitality International, Inc., approved, the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards (each, an “Award” and collectively, the “Awards”) to eligible participants. Subject to adjustment, the maximum number of shares of stock reserved for issuance under the Plan is equal to 2,100,000 shares.
At March 31, 2016, 2,013,543 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $3.9 million at March 31, 2016 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at beginning of period	$1,483	$—	$—	$1,483
Equity grants	—	842	1,906	2,748
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(169)	(44)	(104)	(317)
Unrecognized Compensation Cost at End of Period	$1,314	$798	$1,802	$3,914

At March 31, 2016, the weighted average amortization period remaining for all of our equity awards was 2.6 years.
RSUs
RSUs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

At March 31, 2016 there were 55,891 RSUs outstanding, of which 1,655 vested and were distributed. There were no RSUs granted or forfeitured during the three months ended March 31, 2016. Unvested RSUs at March 31, 2016 will vest at varying times through 2018.
Restricted Stock Awards
During the three months ended March 31, 2016, there were 51,209 shares of restricted stock, as well as dividend equivalent rights, granted under the Plan. These shares generally vest over a three-year service period. Unvested restricted stock awards at March 31, 2016 will vest at varying times through 2019.
Performance-Based Restricted Stock Awards
During the three months ended March 31, 2016, there were 68,468 performance shares, as well as dividend equivalent rights, granted under the Plan. The performance period of this grant runs from January 1, 2016 through December 31, 2018. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. Based on the grant date fair value, the Company expects to recognize $1.9 million in compensation expense on a straight-line basis over the requisite service period associated with this market-based grant.
NOTE 10 – INCOME TAXES
We intend to elect and qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year beginning January 1, 2016. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2016 related to the REIT.  However, Four Corners’ taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes.
During the three months ended March 31, 2016, and 2015, our income tax expense (benefit) was $(80.6) million and $19 thousand, respectively. The income tax benefit recognized during the three months ended March 31, 2016 was principally the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our satisfaction of all requirements and our intention to elect to be taxed as a REIT commencing with the year beginning January 1, 2016.
NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
At March 31, 2016 and December 31, 2015, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at March 31, 2016 or December 31, 2015.
Common Stock
At March 31, 2016, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock.
On March 2, 2016, we paid a $347.0 million dividend in cash and shares of common stock (the “Pre-Spin Dividend”), or $8.12 per share based on approximately 42.7 million shares outstanding as of January 7, 2016, representing our estimated share of earning and profits that are required to be distributed for the operating period prior to November 9, 2015. An aggregate of 17,085,566 additional shares of common stock were issued in connection with the Pre-Spin Dividend, and cash dividends related to the Pre-Spin Dividend totaled $69.5 million. In addition, on January 29, 2016, we paid a cash dividend of $8.5 million, representing our estimated earnings and profits that are required to be distributed for the period from November 10, 2015 to December 31, 2015.
As of March 31, 2016, there were 59,881,270 shares of the Company's common stock issued and outstanding.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three months ended March 31, 2016.

(In thousands except for per share data)	Three Months Ended March 31, 2016
Average common shares outstanding – basic	59,828
Net effect of dilutive equity awards	36
Average common shares outstanding –diluted	59,864
Net income	$94,283
Basic net earnings per share	$1.58
Diluted net earnings per share	$1.57
For the three months ended March 31, 2016, the number of outstanding equity awards that were anti-dilutive totaled 139,571. Earnings per share is not applicable for the three months ended March 31, 2015, as all income or loss was contributed to the Predecessor.
Spin-Off
On November 9, 2015, in connection with the separation and spin-off of Four Corners from Darden, Darden contributed to us 100% of the equity interest in entities that held the Four Corners Properties and the Kerrow Restaurant Operating Business and the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden 42,741,995 shares of our common stock, par value $0.0001 per share and paid to Darden $315.0 million in cash, which we funded from the proceeds of our term loan borrowings under the Loan Agreement. Subsequently, Darden distributed the 42,741,995 shares of our common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of Four Corners common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received. The Spin-Off is intended to qualify as tax-free to Darden shareholders for U.S. federal income tax purposes, except for cash paid in lieu of fractional shares.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$7,151	$—	$7,151

December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$165	$—	$165

Liabilities
Derivative liabilities	$—	$477	$—	$477
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at March 31, 2016 and December 31, 2015 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

March 31, 2016
(In thousands)	Carrying Value	Fair Value
Liabilities
Note payable, excluding deferred offering costs	$400,000	$400,140

December 31, 2015
(In thousands)	Carrying Value	Fair Value
Liabilities
Note payable, excluding deferred offering costs	$400,000	$400,146
The fair value of the note payable is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Rentals
The annual future lease commitments under non-cancelable operating leases for each of the five years subsequent to March 31, 2016 and thereafter is as follows:

(In thousands)	March 31, 2016
2016 (nine months)	$380
2017	515
2018	518
2019	407
2020	280
2021 and thereafter	97
Total Future Lease Commitments	$2,197
Rental expense was $150 thousand and $110 thousand for the three months ended March 31, 2016 and 2015, respectively.
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
NOTE 14 – SEGMENTS
During the three months ended March 31, 2016, we operated in two segments: real estate operations and restaurant operations. Prior to the Spin-Off on November 9, 2015, we operated in one segment, restaurant operations. Our segments are based on our

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three months ended March 31, 2016.

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$26,252	$—	$—	$26,252
Intercompany rental income	97	—	(97)	—
Restaurant revenues	—	4,859	—	4,859
Total revenues	26,349	4,859	(97)	31,111
Operating expenses:
General and administrative	3,317	—	—	3,317
Depreciation and amortization	5,023	164	—	5,187
Restaurant expenses	—	4,795	(97)	4,698
Interest expense	4,182	—	—	4,182
Total operating expenses	12,522	4,959	(97)	17,384
Income before provision for income taxes	13,827	(100)	—	13,727
Benefit from income taxes	80,409	147	—	80,556
Net Income	$94,236	$47	$—	$94,283

The following table presents supplemental information by segment at March 31, 2016.

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,380,667	$16,568	$1,397,235
Accumulated depreciation	(568,291)	(5,435)	(573,726)
Total real estate investments, net	$812,376	$11,133	$823,509
Cash and cash equivalents	$34,645	$1,443	$36,088
Total assets	$851,717	$12,956	$864,673
Notes payable, net of deferred financing costs	$392,700	$—	$392,700
Deferred tax liability	$—	$225	$225
NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after March 31, 2016, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission.
Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q or any document incorporated herein by reference. Four Corners Property Trust, Inc. undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Overview
Four Corners Property Trust, Inc. is a publicly-traded REIT that owns, acquires and leases restaurant and other retail properties on a triple-net basis. Our primary goal is to create long-term stockholder value through the payment of consistent cash dividends and the growth of our cash flow and asset base. To achieve this goal, we intend to pursue a business strategy focused on opportunistic acquisitions and asset and tenant diversification.
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
Currently, we generate revenues primarily by leasing the Four Corners Properties to Darden through triple-net lease arrangements under which Darden is primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs (“triple-net”). We also generate revenues by operating the Kerrow Restaurant Operating Business pursuant to franchise agreements with Darden. As of March 31, 2016, our undepreciated gross investment in real estate totaled approximately $1.4 billion.
At March 31, 2016, we owned 424 properties within the continental United States, three of which are subject to ground leases. Of these properties, 418 were held for investment and leased to Darden under triple-net leases (the “Leases”). These 418 properties had an aggregate leasable area of approximately 3,287,000 square feet, were located in 44 states, and had a weighted average remaining non-cancelable lease term of 14.3 years before any lease renewals.
During the quarter ended March 31, 2016, we believe we satisfied all requirements and we intend to elect to be taxed as a REIT for federal income tax purposes commencing with the taxable year beginning January 1, 2016.

Results of Operations
The following discussion includes the results of our operations for the three months ended March 31, 2016 and 2015 as summarized in the table below:

	Three Months Ended March 31,
(In thousands)	2016	2015
Revenues:
Rental income	$26,252	—
Restaurant revenues	4,859	4,890
Total revenues	31,111	4,890
Operating expenses:
General and administrative	3,317	—
Depreciation and amortization	5,187	212
Restaurant expenses	4,698	4,513
Interest expense	4,182	—
Total expenses	17,384	4,725
Income before provision for income taxes	13,727	165
Benefit from (provision for) income taxes	80,556	(19)
Net Income	$94,283	$146

During the three months ended March 31, 2016, we operated in two segments, real estate operations and restaurant operations. Our real estate operations began on November 9, 2015; accordingly, no comparison to prior periods with respect to this segment is reported. Our rental income was generated from the rental streams associated with the Leases which we recognize on a straight-line basis to include the effects of base rent escalators.
General and administrative expense comprises costs associated with staff, office rent, legal, accounting, information technology and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements.
Depreciation and amortization expense represents the depreciation on real estate investments, net which have estimated lives ranging from two to 49 years. Depreciation and amortization increased for the three months ended March 31, 2016 by approximately $4.97 million or 96% as a result of the Properties contributed to us in connection with the Spin-Off.
Interest Expense
On November 9, 2015, immediately preceding the consummation of the Spin-Off, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) that provides for borrowings of up to $750.0 million and consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credit. At March 31, 2016 and December 31, 2015, the weighted average interest rate on the term loan was 2.14% and 1.99%, respectively. As of March 31, 2016, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.
On November 9, 2015, we also entered into interest rate swaps with aggregate notional values totaling $400 million to hedge the variability associated with the Loan Agreement, fixing our gross interest expense at 3.06%. These swaps are accounted for as cash flow hedges with all interest expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income. At March 31, 2016 the average interest rate on the term loan including the cost of the swap agreements and the amortization of upfront costs and excluding hedge ineffectiveness was 3.5%.
Income Taxes
During the three months ended March 31, 2016, and 2015, our income tax expense (benefit) was $(80.6) million and $19 thousand, respectively. The income tax benefit recognized during the three months ended March 31, 2016 was the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our intention to elect to be taxed as a REIT commencing with the year beginning January 1, 2016.
Restaurant Operations
The following table sets forth restaurant revenues and expenses data for the six operating restaurants and restaurant expenses as a percent of revenues for the periods indicated.

	Three Months Ended March 31,
	2016		2015
(Dollars in thousands)	$	% of Revenues	$	% of Revenues
Restaurant revenues	$4,859	100.0%	$4,890	100.0%
Restaurant expenses:
Food and beverage	1,983	40.8%	1,951	39.9%
Restaurant labor	1,255	25.8%	1,293	26.4%
Other restaurant expenses	1,557	32.0%	1,269	26.0%
Total restaurant expenses	4,795	98.7%	4,513	92.3%
Restaurant Operations, Net	$64		$377
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Restaurant revenues decreased approximately $0.03 million, or 0.6%, in the first quarter of 2016 compared to the first quarter of 2015, driven primarily by a 2.5% decrease in gross sales due to slower industry-wide sales in Texas due to the softening of the oil and gas industry. Average revenue per restaurant remained steady at $0.8 million in the first quarter of 2016.
Total restaurant expenses increased by $282 thousand in the first quarter of 2016 compared to the first quarter of 2015. As a percent of revenues, total restaurant expenses increased from 92.3% in the first quarter of 2015 to 98.7% in the first quarter of 2016.
Food and beverage costs increased by $32 thousand, or 1.6%. As a percent of revenues, food and beverage costs increased as a result of food and beverage costs increasing more than sales prices.
Restaurant labor costs decreased $38 thousand, or 3%. As a percent of revenues, restaurant labor costs decreased primarily due a decrease in headcount .
Other restaurant expenses (which include utilities, common area maintenance charges, repairs and maintenance, credit card fees, lease expense, property tax, workers’ compensation, other restaurant-level operating expenses and administrative costs) increased $288 thousand or 22.7%. As a percent of revenues, restaurant expenses increased primarily due to consulting and technology expenses associated with establishing independent restaurant operations.
Critical Accounting Policies
The preparation of Four Corner’s consolidated and combined financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of Four Corner’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated and combined financial statements.

New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated and combined financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At March 31, 2016, we held $36 million of cash and cash equivalents. Total capital included $437 million of equity capital and $400 million associated with borrowings under the term loan of our Loan Agreement.
On November 9, 2015, immediately preceding the consummation of the Spin-Off, we entered into a $750 million Revolving Credit and Term Loan Agreement which consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credits and matures on November 9, 2019. The revolving credit facility provides for a letter of credit sub-limit of $45.0 million.
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and, for acquisitions, investments, and other capital expenditures, borrowings under our $350 million revolving credit facility. As of March 31, 2016 and May 9, 2016, we had $400.0 million outstanding on the term loan and no amounts outstanding under the revolving credit facility.
On a long-term basis, our principal demands for funds include financing of property acquisitions and scheduled debt maturities. We plan to meet our long-term capital needs by issuing debt or equity securities or by obtaining asset level financing, subject to market conditions. In addition, we may issue common stock to permanently finance properties that were financed on an intermediate basis by our revolving credit facility or other indebtedness. In the future, we may also acquire properties by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties which would be redeemable for cash or shares of our common stock.
We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot be sure that we will have access to the capital markets at times and at terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions and the funding of tenant improvements and other capital expenditures, and debt refinancing.
Because the properties in our portfolio are generally leased to tenants under triple-net leases, where the tenant is responsible for property operating costs and expenses, our exposure to rising property operating costs due to inflation is mitigated. Interest rates and other factors, such as occupancy, rental rate and the financial condition of our tenants, influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described above, we currently offer leases that provide for payments of base rent with scheduled annual fixed increases.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.
Off-Balance Sheet Arrangements
At March 31, 2016 there were no off-balance sheet arrangements.

Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to NARIET funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) for the three months ended March 31, 2016.

(In thousands, except share data)	Three Months Ended March 31, 2016
Net income attributable to stockholders in accordance with GAAP	$94,283
Depreciation and amortization	5,187
Deferred tax benefit from REIT election	(80,409)
NAREIT funds from operations (FFO)	$19,061
Real estate acquisition costs	—
Non-cash stock-based compensation	317
Non-cash amortization of deferred financing costs	398
Other non-cash interest expense	380
Straight-line rent	(2,595)
Adjusted funds from operations (AFFO)	$17,561

Fully diluted shares outstanding	59,863,804

FFO per diluted share	$0.32

AFFO per diluted share	$0.29

Non-GAAP Definitions
Management believes that certain non-GAAP financial measures included above are helpful in understanding our business, as further described below. Our definition and calculation of non-GAAP financial measures may differ from those of other REITs and therefore may not be comparable. The non-GAAP measures should not be considered an alternative to net income as an indicator of our performance and should be considered only as a supplement to net income, and to cash flows from operating, investing or financing activities computed in accordance with GAAP as a measure of profitability and/or liquidity.
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
Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income.
Adjusted Funds from Operations (“AFFO”) is a non-GAAP measure that is used as a supplemental operating measure specifically for comparing year-over-year ability to fund dividend distribution from operating activities. AFFO is used by us as a basis to address our ability to fund our dividend payments. We calculate AFFO by adding to or subtracting from FFO:

1.	Transaction costs incurred in connection with the acquisition of real estate investments

2.	Non-cash stock-based compensation expense

3.	Amortization of deferred financing costs

4.	Other non-cash interest expense

5.	Non-real estate depreciation

6.	Merger, restructuring and other related costs

7.	Impairment charges

8.	Amortization of capitalized leasing costs

9.	Straight-line rent revenue adjustment

10.	Amortization of above and below market leases

11.	Debt extinguishment gains and losses

12.	Recurring capital expenditures and tenant improvements
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2015.

Item 4. Controls and Procedures.
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

Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
There have been no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the year ended December 31, 2015 and filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits issued in the accompanying Index to Exhibits are filed as part of this Form 10-Q and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	May 11, 2016	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 11, 2016	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.3	Amendment to Form of FY 2015 Restricted Stock Unit Award Agreement.
10.4	Amendment to Form of Restricted Stock Award Agreement
10.5	Amendment to Form of Performance-Based Restricted Stock Award Agreement
31 (a)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The accompanying notes are an integral part of this financial statement.