Form 10-Q
period 2016-06-30
Four Corners Property Trust, Inc.
filed 2016-08-04
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 1-37538
Four Corners Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

591 Redwood Highway, Suite 1150 Mill Valley, California	94941
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of August 3, 2016: 59,885,881

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Real estate investments:
Land	$404,812	$404,812
Buildings, equipment and improvements	992,442	992,418
Total real estate investments	1,397,254	1,397,230
Less: Accumulated depreciation	(578,827)	(568,539)
Total real estate investments, net	818,427	828,691
Cash and cash equivalents	38,732	98,073
Derivative assets	—	165
Deferred rent	6,690	1,500
Other assets	851	1,008
Total Assets	$864,700	$929,437

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of deferred financing costs	$393,098	$392,302
Derivative liabilities	9,294	477
Deferred rental revenue	7,866	7,940
Deferred tax liabilities	206	80,881
Dividends payable	14,509	—
Other liabilities	3,898	6,195
Total liabilities	428,871	487,795

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 59,885,881 and 42,741,995 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	6	4
Additional paid-in capital	437,437	436,697
Accumulated other comprehensive loss	(8,862)	(316)
Retained earnings	7,248	5,257
Total stockholders’ equity	435,829	441,642
Total Liabilities and Equity	$864,700	$929,437

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$26,210	$—	$52,463	$—
Restaurant revenues	4,701	4,624	9,560	9,514
Total revenues	30,911	4,624	62,023	9,514
Operating expenses:
General and administrative	2,508	—	5,826	—
Depreciation and amortization	5,101	185	10,288	397
Restaurant expenses	4,593	4,335	9,291	8,848
Interest expense	3,858	—	8,039	—
Total expenses	16,060	4,520	33,444	9,245
Income before income tax	14,851	104	28,579	269
(Provision for) benefit from income tax	(50)	30	80,506	11
Net Income	$14,801	$134	$109,085	$280
Other comprehensive loss:
Realized and unrealized loss in hedging transactions, net	(2,088)	—	(8,546)	—
Comprehensive Income	$12,713	$134	$100,539	$280

Basic net income per share:	$0.25	N/A (2)	$2.02	N/A (2)
Diluted net income per share:	$0.25	N/A (2)	$1.84	N/A (2)
Weighted average number of common shares outstanding:
Basic	59,830,284	N/A (2)	54,102,565	N/A (2)
Diluted (1)	59,844,059	N/A (2)	59,271,807	N/A (2)
Dividends declared per common share	$0.2425	—	$0.4850	—

(1)
Includes 17,085,566 shares issued on March 2, 2016 as part of our Earnings and Profits distribution to satisfy REIT requirements. For financial reporting purposes, these shares were assumed to have been issued on January 7, 2016.

(2)
Due to the material change in the Company’s operations as a result of our formation transaction in November 2015, management does not consider presentation of income per share for the pre-formation period to be meaningful.

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2015	42,741,995	$4	$436,697	$5,257	$(316)	$441,642
Net income	—	—	—	109,085	—	109,085
Other comprehensive loss	—	—	—	—	(8,546)	(8,546)
Earnings and profits distribution (1)	17,085,566	2	(2)	(78,076)	—	(78,076)
Dividends declared on common stock	—	—	—	(29,018)	—	(29,018)
Stock-based compensation, net	58,320	—	742	—	—	742
Balance at June 30, 2016	59,885,881	$6	$437,437	$7,248	$(8,862)	$435,829
(1) The earnings and profit distribution is accounted for as a stock split effected in the form of a dividend.

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows - Operating activities
Net income	$109,085	$280
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,288	397
Amortization of financing costs	796	—
Stock-based compensation expense	742	85
Deferred income taxes	(80,675)	(38)
Changes in assets and liabilities:
Derivative assets and liabilities	436	—
Deferred rent asset	(5,190)	—
Deferred rental revenue	(74)	—
Other assets and liabilities	(2,139)	(370)
Net cash provided by operating activities	33,269	354
Cash flows - investing activities
Purchases of fixed assets	(24)	(50)
Net cash used in investing activities	(24)	(50)
Cash flows - financing activities
Net distributions to parent	—	(304)
Payment of dividend to shareholders	(92,586)	—
Net cash used in financing activities	(92,586)	(304)
Net decrease in cash	(59,341)	—
Cash and cash equivalents, beginning of period	98,073	7
Cash and cash equivalents, ending of period	$38,732	$7
Supplemental disclosures:
Dividends declared but not paid	$14,509	—
Interest paid	$6,556	—
Taxes paid	$2,295	—

The accompanying notes are an integral part of this financial statement.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION
Four Corners Property Trust, Inc. (together with its subsidiaries “FCPT”) was incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc., (together with its consolidated subsidiaries “Darden”), for the purpose of owning, acquiring and leasing properties on a triple-net basis, for use in the restaurant and related food service industries. On November 9, 2015, Darden completed a spin-off of FCPT whereby Darden contributed to us 100% of the equity interest in entities that own 418 properties (the “Properties” or “Property”) in which Darden operates restaurants, representing five of their brands, and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) along with the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash. Subsequently, Darden distributed all of our outstanding shares of common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U.S. federal income tax purposes, except for cash paid in lieu of fractional shares.
Following completion of the Spin-Off, we became an independent, publicly-traded, self-administered company, primarily engaged in the ownership, acquisition and leasing of restaurant properties. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are the initial limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner and our wholly owned subsidiary.
We intend to elect to be taxed, and have operated and intend to continue to operate in a manner that will allow us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year beginning January 1, 2016. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our stockholders, subject to certain adjustments and excluding any net capital gain. As a REIT, we will not be subject to federal corporate income tax on that portion of net income that is distributed to our stockholders.  However, FCPT’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes. We will make our REIT election upon the filing of our 2016 tax return.
Any references to “the Company,” “we,” “us,” “our” or “the Successor” refer to FCPT as an independent, publicly traded, self-administered company. Any references to the Kerrow Restaurant Operating Business refer to the Kerrow Restaurant operations as owned by Darden for all periods prior to November 9, 2015 and as owned by us for periods subsequent to November 9, 2015.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated and combined financial statements include the accounts of Four Corners Property Trust, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated and combined financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. For the three and six months ended June 30, 2016, we have conformed the prior presentation of the Kerrow Restaurant Operating Business to the current format for comparability purposes.
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
Earnings Per Share
Basic earnings per share (“EPS”) are computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income allocated to common shareholders represents net income less income allocated to participating securities. At June 30, 2016, none of the Company’s equity awards qualified as participating securities.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We do not expect adoption of this guidance to have a material impact on our consolidated and combined financial statements or related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends how companies account for certain aspects of share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We do not expect adoption of this guidance to have a material impact on our consolidated and combined financial statements or related disclosures.
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
We also are subject to concentration risk in terms of the restaurant brands that operate the Properties. With 300 locations in our portfolio, Olive Garden branded restaurants comprise approximately 72% of the Properties and approximately 74% of the revenues received under the Leases, based on the total number of locations leased. Our properties are located in 44 states, with concentrations of 10% or greater in two states: Florida (11%) and Texas (11%).
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At June 30, 2016, we did not have exposure to risk related to our derivative instruments, as the derivatives were in a liability position of $9.5 million including $0.2 million of accrued interest, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

cash and the $350 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
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
The costs allocated to us were made on the basis of operating weeks, net sales or other relevant measures. Corporate expense allocations primarily relate to centralized corporate functions, including advertising, finance, accounting, treasury, tax, legal, internal audit, human resources, facilities, risk management functions, employee benefits and stock based compensation (except for specifically identified stock-based compensation benefits discussed in Note 9 - Stock-Based Compensation). In addition, corporate expenses include, among other costs, maintenance of existing software, technology and websites, development of new or improved software technology, professional fees for legal, accounting, and financial services, non-income taxes and expenses related to litigation, investigations, or similar matters. Corporate expenses allocated to us of $0.3 million and $0.5 million for the three and six months ending June 30, 2015, respectively, were included within restaurant expenses in our combined statements of comprehensive income. All of the corporate allocations of costs are deemed to have been incurred and settled through parent company equity in the period where the costs were recorded. Following the Spin-Off, we began performing these functions using our own resources or purchased services. For an interim period, however, some of these functions were provided by Darden under transition services agreements. Subsequent to the Spin-Off on November 9, 2015, Darden was no longer a related party.
NOTE 5 – REAL ESTATE INVESTMENTS, NET
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to triple-net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Land	$404,812	$404,812
Buildings and improvements	851,967	851,967
Equipment	140,475	140,451
Total gross real estate investments	1,397,254	1,397,230
Less: accumulated depreciation	(578,827)	(568,539)
Total Real Estate Investments, Net	$818,427	$828,691

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. Because lease renewal periods are exercisable at the option of the lessee, the table presents future minimum lease payments due during the initial lease term only.

June 30,
(In thousands)	2016
2016 (six months)	$47,430
2017	96,044
2018	97,485
2019	98,947
2020	100,431
Thereafter	1,034,463
Total Future Minimum Rentals	$1,474,800
NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEET
The components of other assets were as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Prepaid assets	$360	$689
Inventories	166	198
Accounts receivable	90	70
Other	235	51
Total Other Assets	$851	$1,008
The components of other liabilities were as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Accrued interest expense	$1,034	$959
Accrued compensation	785	465
Accounts payable	677	922
Deferred rent liability	614	580
Accrued operating expenses	459	915
Other accrued income taxes	—	2,008
Other	329	346
Total Other Liabilities	$3,898	$6,195
NOTE 7 – NOTES PAYABLE
At both June 30, 2016 and December 31, 2015, our notes payable were $400 million, net of unamortized deferred financing costs of $6.9 million and $7.7 million, respectively. The weighted average interest rate on the term loan was 2.15% and 1.99% at June 30, 2016 and December 31, 2015, respectively. During the three and six months ended June 30, 2016, amortization of deferred financing costs was $398 thousand and $796 thousand, respectively. As of June 30, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.

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
On November 10, 2015, we entered into two interest rate swaps pursuant to an International Swaps and Derivatives Association Master Agreement with J.P. Morgan Chase Bank, N.A. to economically hedge our exposure in cash flows associated with our variable rate debt obligations described above. One swap has a fixed notional value of $200.0 million that matures on November 9, 2018, where the fixed rate paid by FCPT OP is equal to 1.16% and the variable rate received resets monthly to the one month LIBOR rate. The second swap has a fixed notional value of $200.0 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is equal to 1.56% and the variable rate received resets monthly to the one month LIBOR rate. These hedging agreements were not entered into for trading purposes and have been designated as cash flow hedges. At June 30, 2016, these interest rate swaps were still in place.
For the three and six months ended June 30, 2016, we recorded approximately $5 thousand and $353 thousand, respectively, of hedge ineffectiveness in earnings attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $3.4 million will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the six months ended June 30, 2016 and 2015, we did not have any derivatives that were not designated as hedges.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2016 and December 31, 2015.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		June 30, 2016	December 31, 2015		June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$—	$165	Derivative liabilities	$9,294	$477
Total		$—	$165		$9,294	$477
Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three and six months ended June 30, 2016.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
Three months ended June 30, 2016	$(3,067)	Interest expense	$(979)	Interest expense	$(5)
Six months ended June 30, 2016	$(10,510)	Interest expense	$(1,964)	Interest expense	$(353)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2016	$—	$—	$—	$—	$—	$—
December 31, 2015	165	—	165	(165)	—	—

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2016	$9,294	—	$9,294	$—	$—	$9,294
December 31, 2015	477	—	477	(165)	—	312
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2016 and December 31, 2015, the fair value of derivatives in a net liability position related to these agreements was approximately $9.3 million and $618 thousand, respectively. As of June 30, 2016, we have not posted any collateral related to these agreements. If we had breached any of these provisions at June 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of approximately $9.5 million including accrued interest.
NOTE 9 – STOCK-BASED COMPENSATION
On October 20, 2015, the Board of Directors of FCPT adopted, and FCPT’s sole stockholder, Rare Hospitality International, Inc., approved, the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards (each, an “Award” and collectively, the “Awards”) to eligible participants. Subject to adjustment, the maximum number of shares of stock reserved for issuance under the Plan is equal to 2,100,000 shares.
At June 30, 2016, 1,916,825 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $3.6 million at June 30, 2016 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2016	$1,483	$—	$—	$1,483
Equity grants	—	887	2,020	2,907
Equity grant forfeitures	(28)	(5)	—	(33)
Equity compensation expense	(336)	(124)	(286)	(746)
Unrecognized Compensation Cost at June 30, 2016	$1,119	$758	$1,734	$3,611

At June 30, 2016, the weighted average amortization period remaining for all of our equity awards was 2.4 years.
RSUs
RSUs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

At June 30, 2016 there were 65,002 RSUs outstanding, of which 3,312 vested and were distributed. There were no RSUs granted during the six months ended June 30, 2016. There were 1,350 RSUs forfeited during the six months ended June 30, 2016. Unvested RSUs at June 30, 2016 will vest at varying times through 2018.
Restricted Stock Awards
During the three and six months ended June 30, 2016, there were 5,952 and 53,589 shares of restricted stock, respectively, as well as dividend equivalent rights, granted under the Plan. There were 309 shares forfeited during the six months ended June 30, 2016. These shares generally vest over a three-year service period. Unvested restricted stock awards at June 30, 2016 will vest at varying times through 2019.
Performance-Based Restricted Stock Awards
During the three and six months ended June 30, 2016, there were 3,572 and 72,040 performance shares, respectively, as well as dividend equivalent rights, granted under the Plan. The performance period of this grant runs from January 1, 2016 through December 31, 2018. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. Based on the grant date fair value, the Company expects to recognize $2.0 million in compensation expense on a straight-line basis over the requisite service period associated with this market-based grant.
NOTE 10 – INCOME TAXES
We intend to elect and qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year beginning January 1, 2016. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the six months ended June 30, 2016 related to the REIT.  However, FCPT’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes.
During the three months ended June 30, 2016, and 2015, our income tax expense was $50 thousand and a benefit of $30 thousand, respectively. During the six months ended June 30, 2016, and 2015, our income tax benefit was $80.5 million and $11 thousand, respectively. The income tax benefit recognized during the six months ended June 30, 2016 was principally the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our satisfaction of all requirements including payment of the purging distribution and our intention to elect to be taxed as a REIT commencing with the year beginning January 1, 2016.
NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
At June 30, 2016 and December 31, 2015, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at June 30, 2016 or December 31, 2015.
Common Stock
At June 30, 2016, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share, of common stock.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

On January 29, 2016, we paid a cash dividend of $8.5 million, representing our estimated earnings and profits that are required to be distributed for the period from November 10, 2015 to December 31, 2015. On March 2, 2016, we paid a $347.0 million dividend in cash and shares of common stock (the “Pre-Spin Dividend”), or $8.12 per share based on approximately 42.7 million shares outstanding as of January 7, 2016, representing our estimated share of earning and profits that are required to be distributed for the operating period prior to November 9, 2015. An aggregate of 17,085,566 additional shares of common stock were issued in connection with the Pre-Spin Dividend, and cash dividends paid related to the Pre-Spin Dividend totaled $69.5 million.
The Company reflects dividends, including those paid in shares, that would otherwise result in negative retained earnings as a charge to additional paid-in capital. As a result, approximately $69.5 million was reflected as a charge to additional paid-in capital related to the distribution above. For calculation of diluted earnings per share, these shares were assumed to be issued on January 7, 2016,
On April 15, 2016, we paid a cash dividend of $0.2425 per share, or $14.5 million. In June 2016, we declared a dividend of $0.2425 per share, which was paid in July 2016 to common stockholders of record as of June 30, 2016.
As of June 30, 2016, there were 59,885,881 shares of the Company's common stock issued and outstanding.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2016.

(In thousands except for per share data)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Average common shares outstanding – basic	59,830	54,103
Net effect of dilutive equity awards	14	6
Net effect of shares issued with respect to Pre-Spin Dividend	—	5,163
Average common shares outstanding – diluted	59,844	59,272
Net income	$14,801	$109,085
Basic net earnings per share	$0.25	$2.02
Diluted net earnings per share	$0.25	$1.84
For the three and six months ended June 30, 2016, the number of outstanding equity awards that were anti-dilutive totaled 232,968 and 201,190, respectively. Earnings per share is not applicable for the six months ended June 30, 2015, as all income or loss was contributed to the Predecessor.
Spin-Off
On November 9, 2015, in connection with the separation and spin-off of FCPT from Darden, Darden contributed to us 100% of the equity interest in entities that held the Properties and the Kerrow Restaurant Operating Business and the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden 42,741,995 shares of our common stock, par value $0.0001 per share and paid to Darden $315.0 million in cash, which we funded from the proceeds of our term loan borrowings under the Loan Agreement. Subsequently, Darden distributed the 42,741,995 shares of our common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of FCPT common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received. The Spin-Off is intended to qualify as tax-free to Darden shareholders for U.S. federal income tax purposes, except for cash paid in lieu of fractional shares.
Darden obtained a private letter ruling from the IRS regarding the tax-free treatment of the Spin-Off. To preserve that tax-free treatment to Darden, for the two year period following the Spin-Off, we may be prohibited, except in specific circumstances, from taking certain actions, including: (1) entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, or (3) repurchasing our common

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

stock. In addition, we will be prohibited from taking or failing to take any other action that prevents the Spin-Off and related transactions from being tax-free. These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. However, these restrictions are inapplicable in the event that the IRS has granted a favorable ruling to Darden or FCPT or in the event that Darden or FCPT has received an opinion from counsel that FCPT can take such actions under certain safe harbor exceptions without adversely affecting the tax-free status of the Spin-Off and related transactions.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$9,294	$—	$9,294

December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$165	$—	$165

Liabilities
Derivative liabilities	$—	$477	$—	$477
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at June 30, 2016 and December 31, 2015 were classified as Level 2 of the fair value hierarchy.
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

June 30, 2016
(In thousands)	Carrying Value	Fair Value
Liabilities
Note payable, excluding deferred offering costs	$400,000	$402,146

December 31, 2015
(In thousands)	Carrying Value	Fair Value
Liabilities
Note payable, excluding deferred offering costs	$400,000	$400,146
The fair value of the note payable is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Rentals
The annual future lease commitments under non-cancelable operating leases for each of the five years subsequent to June 30, 2016 and thereafter is as follows:

(In thousands)	June 30, 2016
2016 (six months)	$380
2017	515
2018	518
2019	407
2020	280
2021 and thereafter	97
Total Future Lease Commitments	$2,197
Rental expense was $142 thousand and $110 thousand for the three months ended June 30, 2016 and 2015, respectively. Rental expense was $277 thousand and $221 thousand for the six months ended June 30, 2016 and 2015, respectively.
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
NOTE 14 – SEGMENTS
During the six months ended June 30, 2016, we operated in two segments: real estate operations and restaurant operations. Prior to the Spin-Off on November 9, 2015, we operated in one segment, restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three and six months ended June 30, 2016.
Three Months Ended June 30, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$26,210	$—	$—	$26,210
Intercompany rental income	97	—	(97)	—
Restaurant revenues	—	4,701	—	4,701
Total revenues	26,307	4,701	(97)	30,911
Operating expenses:
General and administrative	2,508	—	—	2,508
Depreciation and amortization	4,941	160	—	5,101
Restaurant expenses	—	4,690	(97)	4,593
Interest expense	3,858	—	—	3,858
Total operating expenses	11,307	4,850	(97)	16,060
Income before provision for income taxes	15,000	(149)	—	14,851
Provision for income taxes	—	(50)	—	(50)
Net Income	$15,000	$(199)	$—	$14,801

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Six Months Ended June 30, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$52,463	$—	$—	$52,463
Intercompany rental income	194	—	(194)	—
Restaurant revenues	—	9,560	—	9,560
Total revenues	52,657	9,560	(194)	62,023
Operating expenses:
General and administrative	5,826	—	—	5,826
Depreciation and amortization	9,964	324	—	10,288
Restaurant expenses	—	9,485	(194)	9,291
Interest expense	8,039	—	—	8,039
Total operating expenses	23,829	9,809	(194)	33,444
Income before provision for income taxes	28,828	(249)	—	28,579
Benefit from income taxes	80,409	97	—	80,506
Net Income	$109,237	$(152)	$—	$109,085

The following table presents supplemental information by segment at June 30, 2016.

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,380,682	$16,572	$1,397,254
Accumulated depreciation	(573,233)	(5,594)	(578,827)
Total real estate investments, net	$807,449	$10,978	$818,427
Cash and cash equivalents	$37,153	$1,579	$38,732
Total assets	$851,731	$12,969	$864,700
Notes payable, net of deferred financing costs	$393,098	$—	$393,098
Deferred tax liabilities	$—	$206	$206
NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after June 30, 2016, the date of the condensed consolidated balance sheet. In the third quarter of 2016, the Company invested $7.8 million in seven restaurant properties located in three states. These properties are 100% occupied under triple-net leases with a weighted average lease term of 17.2 years. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for these acquisitions as asset acquisitions in accordance with GAAP. There were no contingent liabilities associated with these transactions at June 30, 2016.
There were no other reportable subsequent events or transactions.

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
Overview
Four Corners Property Trust, Inc. (“FCPT”) is a publicly-traded REIT that owns, acquires and leases restaurant and other retail properties on a triple-net basis. Our primary goal is to create long-term stockholder value through the payment of consistent cash dividends and the growth of our cash flow and asset base. To achieve this goal, we intend to pursue a business strategy focused on opportunistic acquisitions and asset and tenant diversification.
On November 9, 2015, in connection with the separation and spin-off of FCPT from Darden, Darden contributed to us 100% of the equity interest in entities that held 418 properties in which Darden operates restaurants, representing five of their brands (the “Properties”), and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) and the underlying properties or interests therein associated with the Kerrow Operating Business. In exchange, we issued shares of our common stock which Darden distributed to its shareholders.
At June 30, 2016, we generate revenues primarily by leasing the Properties to Darden through triple-net lease arrangements under which Darden is primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs (“triple-net”). We also generate revenues by operating the Kerrow Restaurant Operating Business pursuant to franchise agreements with Darden. As of June 30, 2016, our undepreciated gross investment in real estate totaled approximately $1.4 billion.
In July and August 2016, the Company invested $7.8 million in seven restaurant properties located in three states. These properties are 100% occupied under triple-net leases with a weighted average lease term of 17.2 years and an average cash lease yield of 7.0%. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for this acquisition as an asset acquisition in accordance with GAAP.
At June 30, 2016, we owned 424 properties within the continental United States, three of which are subject to ground leases. Of these properties, 418 were held for investment and leased to Darden under triple-net leases (the “Leases”). These 418 properties had an aggregate leasable area of approximately 3,287,000 square feet, were located in 44 states, and had a weighted average remaining non-cancelable lease term of 14.0 years before any lease renewals.
During the six months ended June 30, 2016, we believe we satisfied all requirements including payment of the purge distribution and we intend to elect to be taxed as a REIT for federal income tax purposes commencing with the taxable year beginning January 1, 2016.

Results of Operations
The following discussion includes the results of our operations for the three and six months ended June 30, 2016 and 2015 as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Rental income	$26,210	—	$52,463	—
Restaurant revenues	4,701	4,624	9,560	9,514
Total revenues	30,911	4,624	62,023	9,514
Operating expenses:
General and administrative	2,508	—	5,826	—
Depreciation and amortization	5,101	185	10,288	397
Restaurant expenses	4,593	4,335	9,291	8,848
Interest expense	3,858	—	8,039	—
Total expenses	16,060	4,520	33,444	9,245
Income before provision for income taxes	14,851	104	28,579	269
Benefit from (provision for) income taxes	(50)	30	80,506	11
Net Income	$14,801	$134	$109,085	$280

During the six months ended June 30, 2016, we operated in two segments, real estate operations and restaurant operations. Our real estate operations began on November 9, 2015; accordingly, no comparison to prior periods with respect to this segment is reported. Our rental income was generated from the rental streams associated with the Leases which we recognize on a straight-line basis to include the effects of base rent escalators.
General and administrative expense comprises costs associated with staff, office rent, legal, accounting, information technology and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements.
Depreciation and amortization expense represents the depreciation on real estate investments, net which have estimated lives ranging from two to 49 years. Depreciation and amortization increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, by approximately $4.92 million and $9.89 million, respectively, as a result of the Properties contributed to us in connection with the Spin-Off.
Interest Expense
On November 9, 2015, immediately preceding the consummation of the Spin-Off, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) that provides for borrowings of up to $750.0 million and consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credit. At June 30, 2016 and December 31, 2015, the weighted average interest rate on the term loan was 2.15% and 1.99%, respectively. As of June 30, 2016, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.
On November 9, 2015, we also entered into interest rate swaps with aggregate notional values totaling $400 million to hedge the variability associated with the Loan Agreement, fixing our gross interest expense at 3.06%. These swaps are accounted for as cash flow hedges with all interest expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income. At June 30, 2016 the average interest rate on the term loan including the cost of the swap agreements and the amortization of upfront costs and excluding hedge ineffectiveness was 3.5%.

Income Taxes
During the three months ended June 30, 2016, and 2015, our income tax expense was $50 thousand and a benefit of $30 thousand, respectively. During the six months ended June 30, 2016, and 2015, our income tax benefit was $80.5 million and $11 thousand, respectively. The income tax benefit recognized during the six months ended June 30, 2016 was the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our intention to elect to be taxed as a REIT commencing with the year beginning January 1, 2016.
Restaurant Operations
The following table sets forth restaurant revenues and expenses data for the six operating restaurants and restaurant expenses as a percent of revenues for the periods indicated.

	Three Months Ended June 30,
	2016		2015
(Dollars in thousands)	$	% of Revenues	$	% of Revenues
Restaurant revenues	$4,701	100.0%	$4,624	100.0%
Restaurant expenses:
Food and beverage	1,838	39.1%	1,931	41.8%
Restaurant labor	1,459	31.0%	1,147	24.8%
Other restaurant expenses	1,393	29.6%	1,257	27.2%
Total restaurant expenses	4,690	99.8%	4,335	93.8%
Restaurant Operations, Net	$11		$289

	Six Months Ended June 30,
	2016		2015
(Dollars in thousands)	$	% of Revenues	$	% of Revenues
Restaurant revenues	$9,560	100.0%	$9,514	100.0%
Restaurant expenses:
Food and beverage	3,821	40.0%	3,882	40.8%
Restaurant labor	2,714	28.4%	2,440	25.6%
Other restaurant expenses	2,950	30.9%	2,526	26.6%
Total restaurant expenses	9,485	99.2%	8,848	93.0%
Restaurant Operations, Net	$75		$666

Three and Six Months Ended June 30, 2016 versus Three and Six Months Ended June 30, 2015
Restaurant revenues increased approximately $77 thousand, or 1.67%, in the second quarter of 2016 compared to the second quarter of 2015, and increased by $46 thousand, or 0.48%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases were due principally to an increase in the per person average sales year over year. Average revenue per restaurant remained steady at $0.8 million and $1.6 million for the three and six months ended June 30, 2016, respectively.
Total restaurant expenses increased by $355 thousand, or 8.19%, in the second quarter of 2016 compared to the second quarter of 2015, and increased by $637 thousand, or 7.20%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases in restaurant operating expenses were primarily due to increased managerial headcount and one-time charges related to the Spin-Off to enable independent restaurant operations.

Food and beverage costs decreased by $93 thousand, or 4.8%, in the second quarter of 2016 compared to the second quarter of 2015, and decreased by $61 thousand, or 1.5%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decreases in food and beverage costs were primarily due to decreases in beef and fish costs in 2016.
Restaurant labor costs increased $312 thousand, or 27.2%, in the second quarter of 2016 compared to the second quarter of 2015, and increased by $274 thousand, or 11.2%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases in restaurant labor costs were primarily due to increases in headcount and overall compensation costs, including incentive compensation and benefit costs.
Other restaurant expenses (which include utilities, common area maintenance charges, repairs and maintenance, credit card fees, lease expense, property tax, workers’ compensation, other restaurant-level operating expenses and administrative costs) increased $136 thousand, or 10.8%, in the second quarter of 2016, compared to the second quarter of 2015, and increased by $424 thousand, or 16.8%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases in restaurant expenses are primarily due to consulting and technology expenses associated with establishing independent restaurant operations.
Critical Accounting Policies
The preparation of FCPT’s consolidated and combined financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated and combined financial statements.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated and combined financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At June 30, 2016, we held $38.7 million of cash and cash equivalents. Total capital included $435.8 million of equity capital and $400.0 million associated with borrowings under the term loan of our Loan Agreement.
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
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and, for acquisitions, investments, and other capital expenditures, borrowings under our $350 million revolving credit facility. As of June 30, 2016 and August 5, 2016, we had $400.0 million outstanding on the term loan and no amounts outstanding under the revolving credit facility.
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
Off-Balance Sheet Arrangements
At June 30, 2016 there were no off-balance sheet arrangements.
Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to NARIET funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) for the three and six months ended June 30, 2016.

(In thousands, except share data)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net income attributable to stockholders in accordance with GAAP	$14,801	$109,085
Depreciation and amortization	5,101	10,288
Deferred tax benefit from REIT election	—	(80,409)
NAREIT funds from operations (FFO)	$19,902	$38,964
Real estate acquisition costs	—	—
Non-cash stock-based compensation	429	742
Non-cash amortization of deferred financing costs	398	796
Other non-cash interest expense	55	435
Straight-line rent	(2,595)	(5,191)
Adjusted funds from operations (AFFO)	$18,189	$35,746

Fully diluted shares outstanding	59,844,059	59,271,807

FFO per diluted share	$0.33	$0.66

AFFO per diluted share	$0.30	$0.60

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
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
In the second quarter of 2016, the Company enhanced its documentation of certain control activities. The Company has also formalized its policy for the retention of documentation supporting the performance and review of these controls. There have been no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	August 4, 2016	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2016	By:	/s/ Gerald R. Morgan
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