Form 10-Q
period 2016-09-30
Four Corners Property Trust, Inc.
filed 2016-11-04
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of November 3, 2016: 59,888,447

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Real estate investments:
Land	$405,245	$404,812
Buildings, equipment and improvements	1,002,393	992,418
Total real estate investments	1,407,638	1,397,230
Less: Accumulated depreciation	(582,870)	(568,539)
Total real estate investments, net	824,768	828,691
Real estate held for sale	12,318	—
Cash and cash equivalents	18,870	98,073
Deferred rent	9,299	1,500
Derivative assets	—	165
Other assets	1,130	1,008
Total Assets	$866,385	$929,437

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of deferred financing costs	$393,496	$392,302
Dividends payable	14,510	—
Deferred rental revenue	7,885	7,940
Derivative liabilities	6,594	477
Deferred tax liabilities	196	80,881
Other liabilities	4,340	6,195
Total liabilities	427,021	487,795

Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 59,888,447 and 42,741,995 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6	4
Additional paid-in capital	437,838	436,697
Retained earnings	7,978	5,257
Accumulated other comprehensive loss	(6,458)	(316)
Total stockholders’ equity	439,364	441,642
Total Liabilities and Equity	$866,385	$929,437

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$26,373	$—	$78,836	$—
Restaurant revenues	4,443	4,413	14,003	13,927
Total revenues	30,816	4,413	92,839	13,927
Operating expenses:
General and administrative	2,608	—	8,434	—
Depreciation and amortization	5,059	208	15,347	605
Restaurant expenses	4,308	4,088	13,600	12,936
Interest expense	3,549	—	11,588	—
Total expenses	15,524	4,296	48,969	13,541
Income before income tax	15,292	117	43,870	386
(Provision for) benefit from income tax	(52)	(6)	80,455	5
Net Income	$15,240	$111	$124,325	$391
Other comprehensive loss:
Realized and unrealized gain (loss) in hedging transactions, net	2,404	—	(6,142)	—
Comprehensive Income	$17,644	$111	$118,183	$391

Basic net income per share:	$0.25	N/A (2)	$2.22	N/A (2)
Diluted net income per share:	$0.25	N/A (2)	$2.09	N/A (2)
Weighted average number of common shares outstanding:
Basic	59,832,824	N/A (2)	56,026,594	N/A (2)
Diluted (1)	59,863,109	N/A (2)	59,469,008	N/A (2)
Dividends declared per common share	$0.2425	—	$0.7275	—

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

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2015	42,741,995	$4	$436,697	$5,257	$(316)	$441,642
Net income	—	—	—	124,325	—	124,325
Other comprehensive loss	—	—	—	—	(6,142)	(6,142)
Earnings and profits distribution	17,085,566	2	(2)	(78,076)	—	(78,076)
Dividends declared on common stock	—	—	—	(43,528)	—	(43,528)
Stock-based compensation, net	60,886	—	1,143	—	—	1,143
Balance at September 30, 2016	59,888,447	$6	$437,838	$7,978	$(6,458)	$439,364

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows - Operating activities
Net income	$124,325	$391
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,347	605
Loss on disposal of land, building, and equipment	—	25
Amortization of financing costs	1,194	—
Stock-based compensation expense	1,158	96
Deferred income taxes	(80,685)	(56)
Changes in assets and liabilities:
Derivative assets and liabilities	140	—
Deferred rent asset	(7,799)	—
Deferred rental revenue	(55)	—
Other assets and liabilities	(1,992)	(216)
Net cash provided by operating activities	51,633	845
Cash flows - investing activities
Purchases of fixed assets	(23,742)	(97)
Net cash used in investing activities	(23,742)	(97)
Cash flows - financing activities
Net distributions to parent	—	(748)
Payment of dividend to shareholders	(107,094)	—
Net cash used in financing activities	(107,094)	(748)
Net decrease in cash and cash equivalents	(79,203)	—
Cash and cash equivalents, beginning of period	98,073	7
Cash and cash equivalents, ending of period	$18,870	$7
Supplemental disclosures:
Dividends declared but not paid	$14,510	—
Interest paid	$6,554	—
Taxes paid	$2,369	—

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
Following completion of the Spin-Off, we became an independent, publicly-traded, self-administered company, primarily engaged in the ownership, acquisition and leasing of restaurant properties. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we and our wholly owned subsidiary are the sole limited partners and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner and our wholly owned subsidiary.
We intend to elect to be taxed, and have operated and intend to continue to operate in a manner that will allow us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year beginning January 1, 2016. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our stockholders, subject to certain adjustments and excluding any net capital gain. As a REIT, we will not be subject to federal corporate income tax on that portion of net income that is distributed to our stockholders.  However, FCPT’s taxable REIT subsidiaries (“TRSs”) will generally be subject to federal, state, and local income taxes. We will make our REIT election upon the filing of our 2016 tax return.
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
The consolidated and combined financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. For the three and nine months ended September 30, 2016, we have conformed the prior presentation of the Kerrow Restaurant Operating Business to the current format for comparability purposes.
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
Acquisition of Real Estate
Real estate investments are recorded at cost. The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. As the Company acquires only real estate investments with triple-net leases, it has determined there are no inputs or processes associated with the acquired assets and the investments should be accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.
The Company allocates the purchase price (including acquisition and closing costs) of real estate acquisitions to land, building, improvements, and equipment based on their relative fair values. In making estimates of fair values for this purpose, the Company uses a third-party specialist that obtains various information about each property, including the pre-acquisition due diligence and leasing activities of the Company.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Real estate held-for-sale are carried at the lower of cost or fair value less costs to sell.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
See Application of New Accounting Standards below for discussion of the application of ASU 2014-09 “Revenue from Contracts with Customers”.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
Prior to the Spin-Off, our restaurant operations were included in the consolidated federal income tax return of Darden, as well as certain state tax returns where Darden files on a combined basis. Darden, the predecessor of the Company for accounting purposes (the “Predecessor”) has applied the provisions of FASB ASC Topic 740, Income Taxes, and computed the provision for

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

income taxes on a separate return basis. The separate return method applies the accounting guidance for income taxes to the stand-alone consolidated and combined financial statements as if the Predecessor was a separate taxpayer and a stand-alone enterprise for the periods presented. The calculation of income taxes for the Predecessor on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. We believe that the assumptions and estimates used to compute these tax amounts are reasonable. However, the Predecessor’s financial statements may not necessarily reflect its income tax expense or tax payments in the future, or what our tax amounts would have been had the Predecessor been a stand-alone enterprise during the periods presented.
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
Earnings Per Share
Basic earnings per share (“EPS”) are computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income allocated to common shareholders represents net income less income allocated to participating securities. At September 30, 2016, none of the Company’s equity awards qualified as participating securities.
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
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. We are currently evaluating the impact of adopting this guidance.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden constitutes approximately 96% of the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for substantially all of our leasing revenues. The audited financial statements for Darden can be found in the Investor Relations section at www.darden.com. We are providing this website address solely for the information of our stockholders. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website into this report or other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. With 300 locations in our portfolio, Olive Garden branded restaurants comprise approximately 69% of our leased properties and approximately 73% of the revenues received under leases. Our properties, including our Kerrow restaurants, are located in 44 states, with concentrations of 10% or greater of total rental revenue in two states: Florida (13%) and Texas (12%).
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At September 30, 2016, we did not have exposure to risk related to our derivative instruments, as the derivatives were in a liability position of $6.8 million including $0.2 million of accrued interest, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash and the $350 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
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
The costs allocated to us were made on the basis of operating weeks, net sales or other relevant measures. Corporate expense allocations primarily relate to centralized corporate functions, including advertising, finance, accounting, treasury, tax, legal, internal audit, human resources, facilities, risk management functions, employee benefits and stock based compensation (except for specifically identified stock-based compensation benefits discussed in Note 9 - Stock-Based Compensation). In addition, corporate expenses include, among other costs, maintenance of existing software, technology and websites, development of new or improved software technology, professional fees for legal, accounting, and financial services, non-income taxes and expenses related to litigation, investigations, or similar matters. Corporate expenses allocated to us of $312 thousand and $812 thousand for the three and nine months ending September 30, 2015, respectively, were included within restaurant expenses in our combined statements of comprehensive income. All of the corporate allocations of costs are deemed to have been incurred and settled through parent company equity in the period where the costs were recorded. Following the Spin-Off, we began performing these functions using our own resources or purchased services. For an interim period, however, some of these functions were provided by Darden under transition services agreements. Subsequent to the Spin-Off on November 9, 2015, Darden was no longer a related party.
NOTE 5 – REAL ESTATE
Real Estate Investments
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to triple-net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Land	$405,245	$404,812
Buildings and improvements	863,216	851,967
Equipment	139,177	140,451
Total gross real estate investments	1,407,638	1,397,230
Less: accumulated depreciation	(582,870)	(568,539)
Total Real Estate Investments, Net	$824,768	$828,691
During the three months ended September 30, 2016, the Company invested $23 million in 16 restaurant properties located in seven states. These properties are 100% occupied under triple-net leases, with a weighted average lease term of 16.2 years, and will generate $27 million of future minimum lease payments. The Company accounted for these transactions as asset acquisitions in accordance with GAAP.
Real Estate Held for Sale
At September 30, 2016, the Company was under contract to sell two operating properties. The assets associated with these properties have been classified as Real estate held for sale on our consolidated balance sheets.
Operating Leases
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. Because lease renewal periods are exercisable at the option of the lessee, the table presents future minimum lease payments due during the initial lease term only.

September 30,
(In thousands)	2016
2016 (three months)	$24,223
2017	97,602
2018	99,043
2019	100,510
2020	102,001
Thereafter	1,054,995
Total Future Minimum Lease Payments	$1,478,374

NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEET
The components of other assets were as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Prepaid asset acquisition costs	$684	$—
Prepaid assets	171	689
Inventories	146	198
Accounts receivable	72	70
Other	57	51
Total Other Assets	$1,130	$1,008
The components of other liabilities were as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Accrued interest expense	$1,062	$959
Accrued compensation	1,001	465
Accrued operating expenses	783	915
Deferred rent liability	622	580
Accounts payable	519	922
Other accrued income taxes	210	2,008
Other	143	346
Total Other Liabilities	$4,340	$6,195
NOTE 7 – NOTES PAYABLE
At both September 30, 2016 and December 31, 2015, our notes payable were $400 million, net of unamortized deferred financing costs of $6.5 million and $7.7 million, respectively. The weighted average interest rate on the term loan before consideration of the interest rate hedge described below was 2.22% and 1.99% at September 30, 2016 and December 31, 2015, respectively. During the three and nine months ended September 30, 2016, amortization of deferred financing costs was $398 thousand and $1.2 million, respectively. As of September 30, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
On November 10, 2015, we entered into two interest rate swaps pursuant to an International Swaps and Derivatives Association Master Agreement with J.P. Morgan Chase Bank, N.A. to economically hedge our exposure in cash flows associated with our variable rate debt obligations described above. One swap has a fixed notional value of $200.0 million that matures on November 9, 2018, where the fixed rate paid by FCPT OP is equal to 1.16% and the variable rate received resets monthly to the one month LIBOR rate. The second swap has a fixed notional value of $200.0 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is equal to 1.56% and the variable rate received resets monthly to the one month LIBOR rate. These hedging agreements were not entered into for trading or speculative purposes and have been designated as cash flow hedges. At September 30, 2016, these interest rate swaps were still in place.
For the three and nine months ended September 30, 2016, we recorded approximately $346 thousand of income and $8 thousand of expense, respectively, of hedge ineffectiveness in earnings attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $2.9 million will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2016 and 2015, we did not have any derivatives that were not designated as hedges.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2016 and December 31, 2015.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		September 30, 2016	December 31, 2015		September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$—	$165	Derivative liabilities	$6,594	$477
Total		$—	$165		$6,594	$477

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three and nine months ended September 30, 2016.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
Three months ended September 30, 2016	$1,469	Interest expense	$(935)	Interest expense	$346
Nine months ended September 30, 2016	$(9,042)	Interest expense	$(2,899)	Interest expense	$(8)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2016	$—	$—	$—	$—	$—	$—
December 31, 2015	165	—	165	(165)	—	—

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2016	$6,594	—	$6,594	$—	$—	$6,594
December 31, 2015	477	—	477	(165)	—	312
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2016 and December 31, 2015, the fair value of derivatives in a net liability position related to these agreements was approximately $6.6 million and $312 thousand, respectively. As of September 30, 2016, we have not posted any

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

collateral related to these agreements. If we had breached any of these provisions at September 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of approximately $6.8 million including $0.2 million of accrued interest.
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
At September 30, 2016, 1,917,134 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $3.2 million at September 30, 2016 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2016	$1,483	$—	$—	$1,483
Equity grants	—	887	2,020	2,907
Equity grant forfeitures	(28)	(5)	—	(33)
Equity compensation expense	(508)	(208)	(442)	(1,158)
Unrecognized Compensation Cost at September 30, 2016	$947	$674	$1,578	$3,199

At September 30, 2016, the weighted average amortization period remaining for all of our equity awards was 2.2 years.
RSUs
RSUs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.
At September 30, 2016 there were 61,218 RSUs outstanding, and 7,096 had vested and were distributed. There were no RSUs granted during the nine months ended September 30, 2016. There were 1,350 RSUs forfeited during the nine months ended September 30, 2016. Unvested RSUs at September 30, 2016 will vest at varying times through 2018.
Restricted Stock Awards
During the nine months ended September 30, 2016, there were 53,589 shares of restricted stock as well as dividend equivalent rights, granted under the Plan. There were no shares granted during the three months ended September 30, 2016. There were 309 shares forfeited during the nine months ended September 30, 2016. These shares generally vest over a three-year service period. Unvested restricted stock awards at September 30, 2016 will vest at varying times through 2019.
Performance-Based Restricted Stock Awards
During the nine months ended September 30, 2016, there were 72,040 performance shares as well as dividend equivalent rights, granted under the Plan. There were no shares granted during the three months ended September 30, 2016. The performance period of this grant runs from January 1, 2016 through December 31, 2018. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. Based on the grant date fair value, the Company expects to recognize $2.0 million in compensation expense on a straight-line basis over the requisite service period associated with this market-based grant.
NOTE 10 – INCOME TAXES
We intend to elect and qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year beginning January 1, 2016. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the nine months ended September 30, 2016 related to the REIT.  However, FCPT’s TRSs will generally be subject to federal, state, and local income taxes.
During the three months ended September 30, 2016, and 2015, our income tax provision was $52 thousand and $6 thousand, respectively. During the nine months ended September 30, 2016, and 2015, our income tax benefit was $80.5 million and $5 thousand, respectively. The income tax benefit recognized during the nine months ended September 30, 2016 was principally the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our satisfaction of all requirements including payment of the purging distribution and our intention to elect to be taxed as a REIT commencing with the year beginning January 1, 2016.
NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
At September 30, 2016 and December 31, 2015, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at September 30, 2016 or December 31, 2015.
Common Stock
At September 30, 2016, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share, of common stock.
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
The Company reflects dividends, including those paid in shares, that would otherwise result in negative retained earnings as a charge to additional paid-in capital. As a result, approximately $69.5 million was reflected as a charge to additional paid-in capital related to the distribution above. For calculation of diluted earnings per share, these shares were assumed to be issued on January 7, 2016.
On April 15, 2016, we paid a cash dividend of $0.2425 per share, or $14.5 million. On July 15, 2016, we paid a cash dividend of $0.2425 per share, or $14.5 million. In September 2016, we declared a dividend of $0.2425 per share, which was paid in October 2016 to common stockholders of record as of September 30, 2016.
As of September 30, 2016, there were 59,888,447 shares of the Company's common stock issued and outstanding.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2016.

(In thousands except for per share data)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Average common shares outstanding – basic	59,833	56,027
Net effect of dilutive equity awards	30	13
Net effect of shares issued with respect to Pre-Spin Dividend	—	3,429
Average common shares outstanding – diluted	59,863	59,469
Net income	$15,240	$124,325
Basic net earnings per share	$0.25	$2.22
Diluted net earnings per share	$0.25	$2.09
For the three and nine months ended September 30, 2016, the number of outstanding equity awards that were anti-dilutive totaled 221,183 and 209,566, respectively. Earnings per share is not applicable for the nine months ended September 30, 2015, as all income or loss was contributed to the Predecessor.
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
NOTE 12 –FAIR VALUE MEASUREMENTS
The carrying amounts of certain of the Company’s financial instruments including cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates. The carrying value of derivative financial instruments equal fair value in accordance with GAAP.
Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate hierarchy disclosures each reporting period. The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$6,594	$—	$6,594

December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$165	$—	$165

Liabilities
Derivative liabilities	$—	$477	$—	$477
Derivative Financial Instruments
Currently, we use interest rate swaps to manage our interest rate risk associated with our notes payable.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at September 30, 2016 and December 31, 2015 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

September 30, 2016
(In thousands)	Carrying Value	Fair Value
Liabilities
Note payable, excluding deferred offering costs	$400,000	$400,961

December 31, 2015
(In thousands)	Carrying Value	Fair Value
Liabilities
Note payable, excluding deferred offering costs	$400,000	$400,146
The fair value of the note payable (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Rentals
The annual future lease commitments under non-cancelable operating leases for each of the five years subsequent to September 30, 2016 and thereafter is as follows:

(In thousands)	September 30, 2016
2016 (three months)	$128
2017	515
2018	518
2019	407
2020	280
2021 and thereafter	97
Total Future Lease Commitments	$1,945
Rental expense was $143 thousand and $90 thousand for the three months ended September 30, 2016 and 2015, respectively. Rental expense was $420 thousand and $271 thousand for the nine months ended September 30, 2016 and 2015, respectively.
Litigation
We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business from time to time. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employee wage and hour claims and others related to operational issues common to the restaurant industry. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits, proceedings or claims. While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, we believe that the maximum liability related to probable lawsuits, proceedings and claims in which we are currently involved, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

NOTE 14 – SEGMENTS
During the nine months ended September 30, 2016, we operated in two segments: real estate operations and restaurant operations. Prior to the Spin-Off on November 9, 2015, we operated in one segment, restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three and nine months ended September 30, 2016.
Three Months Ended September 30, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$26,373	$—	$—	$26,373
Intercompany rental income	97	—	(97)	—
Restaurant revenues	—	4,443	—	4,443
Total revenues	26,470	4,443	(97)	30,816
Operating expenses:
General and administrative	2,608	—	—	2,608
Depreciation and amortization	4,899	160	—	5,059
Restaurant expenses	—	4,405	(97)	4,308
Interest expense	3,549	—	—	3,549
Total operating expenses	11,056	4,565	(97)	15,524
Income before provision for income taxes	15,414	(122)	—	15,292
Provision for income taxes	—	(52)	—	(52)
Net Income	$15,414	$(174)	$—	$15,240
Nine Months Ended September 30, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$78,836	$—	$—	$78,836
Intercompany rental income	291	—	(291)	—
Restaurant revenues	—	14,003	—	14,003
Total revenues	79,127	14,003	(291)	92,839
Operating expenses:
General and administrative	8,434	—	—	8,434
Depreciation and amortization	14,862	485	—	15,347
Restaurant expenses	—	13,891	(291)	13,600
Interest expense	11,588	—	—	11,588
Total operating expenses	34,884	14,376	(291)	48,969
Income before provision for income taxes	44,243	(373)	—	43,870
Benefit from income taxes	80,409	46	—	80,455
Net Income	$124,652	$(327)	$—	$124,325

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

The following table presents supplemental information by segment at September 30, 2016.

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,391,042	$16,596	$1,407,638
Accumulated depreciation	(577,116)	(5,754)	(582,870)
Total real estate investments, net	$813,926	$10,842	$824,768
Cash and cash equivalents	$15,804	$3,066	$18,870
Total assets	$852,112	$14,273	$866,385
Notes payable, net of deferred financing costs	$393,496	$—	$393,496
Deferred tax liabilities	$—	$196	$196
NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after September 30, 2016, the date of the consolidated balance sheet. In the fourth quarter of 2016 through November 4, 2016, the Company borrowed $30 million on the revolving credit facility. The Company also invested $18.4 million in acquisitions of eight restaurant properties located in five states. These properties are 100% occupied under triple-net leases with a weighted average lease term of 19.2 years. The Company funded the acquisitions with cash on hand and the funds borrowed under the revolving credit facility. The Company anticipates accounting for these acquisitions as asset acquisitions in accordance with GAAP. There were no contingent liabilities associated with these transactions at September 30, 2016.
In the fourth quarter of 2016, the Company also sold two properties leased to Darden for $24.8 million. The two properties are an Olive Garden restaurant in Pembroke Pines, Florida and a Bahama Breeze restaurant in Tampa, Florida. The restaurants are occupied under individual triple-net leases with approximately 14 years of weighted average term remaining. The sale was as a result of an unsolicited offer and resulted in a gain of $11.8 million.
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
Overview
Four Corners Property Trust, Inc. (“FCPT”) is a publicly-traded REIT that owns, acquires and leases restaurant and other food service-related properties on a triple-net basis. Our primary goal is to create long-term stockholder value through the payment of consistent cash dividends and the growth of our cash flow and asset base. To achieve this goal, we are pursuing a business strategy focused on opportunistic acquisitions and asset and tenant diversification.
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
At September 30, 2016, we generate revenues primarily by leasing properties to Darden and other tenants through triple-net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs (“triple-net”). We also generate revenues by operating the Kerrow Restaurant Operating Business pursuant to franchise agreements with Darden. As of September 30, 2016, our undepreciated gross investment in real estate totaled approximately $1.4 billion.
During the third quarter 2016, the Company invested $23 million in acquisition of 16 restaurant properties located in seven states. These properties are 100% occupied under triple-net leases with a weighted average lease term of 16.2 years and an average cash lease yield of 6.8%. Average cash lease yield is calculated as the cash rent in the first year, unadjusted for straight-lining revenue, divided by the purchase price, exclusive of transaction costs. The Company funded the acquisitions with cash on hand and accounted for these as asset acquisitions in accordance with GAAP.
At September 30, 2016, we owned 440 properties within the continental United States, three of which are subject to ground leases. Of these properties, 434 were held for investment and leased to tenants under triple-net leases. These properties had an aggregate leasable area of approximately 3,341,000 square feet, were located in 44 states, and had a weighted average remaining non-cancelable lease term of 13.78 years before any lease renewals.
During October and through November 4, 2016, the Company invested $18.4 million in acquisition of eight restaurant properties located in five states. These properties are 100% occupied under triple-net leases with a weighted average lease term of 19.2 years years. The Company funded the acquisitions with cash on hand and funds borrowed under the revolving credit facility. The Company anticipates accounting for these acquisitions as asset acquisitions in accordance with GAAP. In October 2016, the Company also sold two properties leased to Darden for $24.8 million. The two properties are an Olive Garden restaurant in

Pembroke Pines, Florida and a Bahama Breeze restaurant in Tampa, Florida. The restaurants are occupied under individual triple-net leases with approximately 14 years of weighted average term remaining. The sale was as a result of an unsolicited offer, and resulted in a gain of $11.8 million.
During the nine months ended September 30, 2016, we believe we satisfied all requirements including payment of the Pre-Spin distribution and we intend to elect to be taxed as a REIT for federal income tax purposes commencing with the taxable year beginning January 1, 2016.
Results of Operations
The following discussion includes the results of our operations for the three and nine months ended September 30, 2016 and 2015 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Rental income	$26,373	$—	$78,836	$—
Restaurant revenues	4,443	4,413	14,003	13,927
Total revenues	30,816	4,413	92,839	13,927
Operating expenses:
General and administrative	2,608	—	8,434	—
Depreciation and amortization	5,059	208	15,347	605
Restaurant expenses	4,308	4,088	13,600	12,936
Interest expense	3,549	—	11,588	—
Total expenses	15,524	4,296	48,969	13,541
Income before provision for income taxes	15,292	117	43,870	386
(Provision for) benefit from income taxes	(52)	(6)	80,455	5
Net Income	$15,240	$111	$124,325	$391

During the nine months ended September 30, 2016, we operated in two segments: real estate operations and restaurant operations. Our real estate operations began on November 9, 2015; accordingly, no comparison to prior periods with respect to this segment is reported. Our rental income was generated from the rental streams associated with the leases which we recognize on a straight-line basis to include the effects of base rent escalators.
General and administrative expense comprises costs associated with staff, office rent, legal, accounting, information technology and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements.
Depreciation and amortization expense represents the depreciation on real estate investments, net which have estimated lives ranging from two to 49 years. Depreciation and amortization increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, by approximately $4.9 million and $14.7 million, respectively.
Interest Expense
On November 9, 2015, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) that provides for borrowings of up to $750.0 million and consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credit. At September 30, 2016 and December 31, 2015, the weighted average interest rate on the term loan before consideration of the interest rate hedge described below was 2.22% and 1.99%, respectively. As of September 30, 2016, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit. As of November 4, 2016, the Company borrowed $30 million under the revolving credit facility.

On November 9, 2015, we also entered into interest rate swaps with aggregate notional values totaling $400 million to hedge the variability associated with the Loan Agreement, fixing our gross interest expense at 3.06%. These swaps are accounted for as cash flow hedges with all interest expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income. At September 30, 2016 the average interest rate on the term loan including the cost of the swap agreements and the amortization of upfront costs and excluding hedge ineffectiveness was 3.5%.
Income Taxes
During the three months ended September 30, 2016, and 2015, our income tax expense was $52 thousand and $6 thousand, respectively. During the nine months ended September 30, 2016, and 2015, our income tax benefit was $80.5 million and $5 thousand, respectively. The income tax benefit recognized during the nine months ended September 30, 2016 was the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our intention to elect to be taxed as a REIT commencing with the year beginning January 1, 2016.
Restaurant Operations
The following table sets forth restaurant revenues and expenses data for the six operating restaurants and restaurant expenses as a percent of revenues for the periods indicated.

	Three Months Ended September 30,
	2016		2015
(Dollars in thousands)	$	% of Revenues	$	% of Revenues
Restaurant revenues	$4,443	100.0%	$4,413	100.0%
Restaurant expenses:
Food and beverage	1,747	39.3%	1,755	39.8%
Restaurant labor	1,324	29.8%	1,137	25.8%
Other restaurant expenses	1,334	30.0%	1,196	27.1%
Total restaurant expenses	4,405	99.1%	4,088	92.6%
Restaurant Operations, Net	$38		$325

	Nine Months Ended September 30,
	2016		2015
(Dollars in thousands)	$	% of Revenues	$	% of Revenues
Restaurant revenues	$14,003	100.0%	$13,927	100.0%
Restaurant expenses:
Food and beverage	5,568	39.8%	5,637	40.5%
Restaurant labor	4,038	28.8%	3,577	25.7%
Other restaurant expenses	4,285	30.6%	3,722	26.7%
Total restaurant expenses	13,891	99.2%	12,936	92.9%
Restaurant Operations, Net	$112		$991

Three and Nine Months Ended September 30, 2016 versus Three and Nine Months Ended September 30, 2015
Restaurant revenues increased by $30 thousand, or 0.7%, in the third quarter of 2016 compared to the third quarter of 2015, and increased by $76 thousand, or 0.6%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Average revenue per restaurant remained steady at $0.7 million in the third quarter of 2016 compared to the third quarter of 2015, and is at $2.3 million per location for the nine months ended September 30, 2016 and the nine months ended September 30, 2015.

Total restaurant expenses increased by $317 thousand, or 6.8% of revenue in the third quarter of 2016 compared to the third quarter of 2015, and increased $954 thousand, or 6.3% percent of revenue for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Total restaurant expenses increased from 92.6% in the third quarter of 2015 to 99.1% in the third quarter of 2016, and increased from 92.9% in the nine months ended September 30, 2015 to 99.2% for the nine months ended September, 30, 2016. The overall increase in operating expenses is mainly due to increased managerial headcount and other costs to enable restaurant operations independent from Darden.
Food and beverage costs decreased by $8 thousand, or 0.5% of revenues in the third quarter of 2016 compared to the third quarter of 2015, and decreased by approximately $69 thousand, or 0.7% revenues, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Restaurant labor costs increased by $187 thousand, or 4% of revenues in the third quarter of 2016 compared to the third quarter of 2015, and increased by $461 thousand, or 3.2% of revenues for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The overall increase in restaurant labor costs is mainly due to additional restaurant managerial hours and costs to enable restaurant operations independent from Darden.
Other restaurant expenses (which include utilities, professional services, repairs and maintenance, credit card fees, lease expense, property tax, workers’ compensation, other restaurant-level operating expenses, and administrative costs) increased by $138 thousand, or 2.9% of revenues in the third quarter of 2016 compared to the third quarter of 2015, and increased by approximately $562 thousand, or 3.9% of revenues for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase in expenses is primarily due to consulting and technology expenses associated with establishing independent restaurant operations.
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
Liquidity and Financial Condition
At September 30, 2016, we held $18.9 million of cash and cash equivalents. Total capital included $439.4 million of equity capital and $400.0 million associated with borrowings under the term loan of our Loan Agreement. We began 2016 with $98.1 million of cash and cash equivalents, of which approximately $78 million was paid to shareholders in January and March 2016 to pay a portion of the Pre-Spin Dividend related to distributing earning and profits earned prior to 2016.
On November 9, 2015, we entered into a $750 million Revolving Credit and Term Loan Agreement which consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credits and matures on November 9, 2019. The revolving credit facility provides for a letter of credit sub-limit of $45.0 million.
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities and, for acquisitions, investments, and other capital expenditures, borrowings under our $350 million revolving credit facility. As of September 30, 2016, we had $400.0 million outstanding on the term loan and no amounts outstanding under the revolving credit facility. As of November 4, 2016, we had $400.0 million outstanding on the term loan and $30 milion borrowed under the revolving credit facility.
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
Off-Balance Sheet Arrangements
At September 30, 2016 there were no off-balance sheet arrangements.

Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to NARIET funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) for the three and nine months ended September 30, 2016.

(In thousands, except share data)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net income attributable to stockholders in accordance with GAAP	$15,240	$124,325
Depreciation and amortization	5,059	15,347
Deferred tax benefit from REIT election	—	(80,409)
NAREIT funds from operations (FFO)	$20,299	$59,263
Non-cash stock-based compensation	412	1,158
Non-cash amortization of deferred financing costs	398	1,194
Other non-cash interest (income) expense	(296)	139
Straight-line rent	(2,609)	(7,799)
Adjusted funds from operations (AFFO)	$18,204	$53,955

Fully diluted shares outstanding	59,863,109	59,469,008

FFO per diluted share	$0.34	$1.00

AFFO per diluted share	$0.30	$0.91

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
Adjusted Funds from Operations (“AFFO”) is a non-GAAP measure that is used as a supplemental operating measure specifically for comparing year-over-year ability to fund dividend distribution from operating activities. AFFO is used by us as a basis to address our ability to fund our dividend payments. We calculate AFFO by adding to or subtracting from FFO:

1.	Transaction costs incurred in connection with the acquisition of real estate investments qualifying as businesses

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
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
In the second and third quarter of 2016, the Company enhanced its documentation of certain control activities. The Company has also formalized its policy for the retention of documentation supporting the performance and review of these controls. There have been no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	November 4, 2016	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 4, 2016	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Omnibus Amendment and Waiver, dated as of August 2, 2016, among Four Corners Operating Partnership, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administration Agent  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

10.2
Guaranty, dated August 2, 2016, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

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