Form 10-K
period 2016-12-31
Four Corners Property Trust, Inc.
filed 2017-02-27
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-37538
FOUR CORNERS PROPERTY TRUST, INC.
(Exact name of Registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

591 Redwood Highway, Suite 1150, Mill Valley, California	94941
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 965-8030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered New York Stock Exchange
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
Large accelerated filer  ☒         Non-accelerated filer ☐
Accelerated filer ☐   (Do not check if a smaller reporting company)         Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $1,230,657,258.
Number of shares of Common Stock, par value $0.0001, outstanding as of February 27, 2017: 59,973,547.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 29, 2017 are incorporated by reference into Part III of this Report.

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - K
YEAR ENDED DECEMBER 31, 2016

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
Item 1. Business.
Unless the context indicates otherwise, all references to “FCPT,” the “Company,” “we,” “our” or “us” include Four Corners Property Trust, Inc. and all of its consolidated subsidiaries.
History
We were incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc. (together with its consolidated subsidiaries “Darden”). On November 9, 2015, Darden completed a spin-off of FCPT (the “Spin-Off”) pursuant to which Darden contributed to us (i) 100% of the equity interest in entities that owned 418 properties in which Darden operates Olive Garden, LongHorn SteakHouse and other branded restaurants and (ii) six LongHorn Steakhouse restaurants, including the properties or interests associated with such restaurants, located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”). In connection with the Spin-Off, Darden distributed our common stock to its common stockholders and, subsequently, we became an independent, publicly traded, self-administered company.
Business Overview
We are a Maryland real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We intend to qualify as a REIT for U.S. federal income tax purposes with the taxable year beginning January 1, 2016.
Our revenues are primarily generated by leasing properties to Darden and other tenants through triple-net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. We focus on income producing properties leased to high quality tenants in major markets across the United States. We also generate revenues by operating the LongHorn San Antonio Business pursuant to franchise agreements with Darden.
In addition to managing our existing properties, our strategy includes investing in additional restaurant and food service real estate properties to grow and diversify our existing restaurant portfolio. We expect this acquisition strategy will decrease our reliance on Darden over time. We intend to purchase properties that are well located, occupied by durable restaurant concepts, with creditworthy tenants whose operating cash flow are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring properties that have high levels of restaurant operator profitability compare to rent payments and have absolute rent levels that are not artificially higher than market rates.

In 2016, FCPT engaged in 13 acquisition transactions for a total investment of $94.1 million in our leasing portfolio. Pursuant to these transactions, we acquired an additional 59 properties, aggregating 184 thousand square feet and representing 13 brands, including Burger King, Taco Bell, Pizza Hut and KFC. During the same period, FCPT sold two properties for $24.8 million. The proceeds from the sales were used for subsequent acquisitions in the 1031 exchange market. As of December 31, 2016, our wholly-owned lease portfolio had the following characteristics:

•	475 free-standing properties located in 44 states and representing an aggregate leasable area of 3.4 million square feet;

•	100% occupancy;

•	A weighted average remaining lease term of 13.7 years (based on annual base rent);

•	A weighted average annual rent escalator of 1.5% (based on annual base rent); and

•	94% investment grade tenancy (based on annual base rent).
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
Our restaurant operations segment is conducted through our taxable REIT subsidiary (“TRS”) and consists of our Kerrow Restaurant Operating Business. The associated sales revenues, restaurant expenses and overhead, and depreciation on Kerrow’s six buildings and equipment comprise our restaurant operations.
Our shares of common stock are listed on the New York Stock Exchange under the ticker symbol “FCPT”.
Our executive offices are located at 591 Redwood Highway, Suite 1150, Mill Valley, California 94941, and our telephone number is (415) 965-8030.
At February 24, 2017, we employed 324 individuals.
Competitive Advantage
We believe that we have significant competitive advantages that support our core business of owning and leasing restaurant and food-service related properties as further outlined below.
Leading Nationwide REIT Focused on Restaurant Properties
We are focused on the ownership of properties used in the restaurant industry and have tailored our business strategy to address the needs of restaurant operators. We believe our scale, national reach, restaurant operations experience, and efficient lease structuring will help us achieve operational efficiencies and support future growth opportunities. In contrast to the majority of existing net-lease REITs that are diversified by retail industry and property type, we believe that our focus and expertise in the restaurant sector will generate data and understanding to better support effective investment and leasing decisions.
Large Addressable Market Potential in US Food Service
By virtue of its large scale, we believe that the U.S. restaurant industry offers a sizable pool of attractive property acquisition targets across different types of restaurant properties, including quick service, take-out, casual dining, fast casual, and fine dining, to enable diversified growth for us. FCPT’s addressable market of restaurant real estate is substantial despite FCPT’s narrowed focus within retail sales. According to the Census Bureau and the Bureau of Economic Data, the food service industry had over $620 billion in sales in 2015, of which Quick Service Restaurants (“QSR”) and Casual Dining Restaurants (“CDR”) comprise over $430 billion combined. FCPT plans to focus on acquisitions that shift its portfolio to be more reflective of the national restaurant landscape, targeting QSR and some casual dining concepts, and with less focus on Italian and steak restaurants given the current portfolio concentration of Olive Garden and LongHorn Steakhouse restaurants.
Furthermore, implementation of “asset light” strategies by restaurant companies may provide landlords like us an opportunity to enter into sale-leaseback transactions with the parent company of corporate-operated restaurants for their existing properties and to finance future restaurant development by these restaurant companies.
We also believe there may be other attractive opportunities for growth outside the traditional restaurant sector. This may include one or more of the following: food service distribution facilities, cold storage facilities, retail properties and other triple-net leased real estate.
Uniquely Positioned to Capitalize on Expansion Opportunities
We believe there is a large market opportunity to acquire additional restaurant properties and that a number of restaurant operators would like the opportunity to monetize their real estate holdings while continuing to operate their existing core businesses. We believe that a number of restaurant operators would be willing to enter into transactions designed to monetize their real estate assets through sale-leaseback transactions with an unrelated party not perceived to be a competitor, such as us. These restaurant operators could use the proceeds from the sale of their real estate assets for several different business purposes, including (i) reducing bank loans and lines of credit, (ii) reinvestment in existing operations, or (iii) for new business initiatives including opening new locations or pursuing acquisitions. Sale-leaseback transactions can provide an attractive means for both mature operators as well as fast-growing businesses to repatriate capital into more attractive opportunities. We may also provide such restaurant operators with expansion opportunities that they may not otherwise be in a position to pursue by providing them with capital to expand and enhance their operations at rates that provide both an attractive risk-adjusted return to us and are more attractive to the restaurant or retail operators than they may be able to receive through traditional debt financing arrangements.
Large and Consolidating Restaurant Franchisee Market
Franchisees, which often lease the restaurants that they operate, are potential future partners for us. According to Nation’s Restaurant News 2016 Top 100, franchisees operate over 75% of the Top 100’s aggregate units, representing more than 148,000 restaurants and growing. In addition, the franchise restaurant operation industry is highly fragmented, but it is undergoing consolidation as brands and franchisees recognize the benefits of larger, more professional operators. According to Franchise Times, between 2009 and 2015, the top restaurant franchisees have seen their unit count increase by 7.0% annually. Due to the adoption of an asset-light model, both unit expansion and franchisee consolidation provide significant opportunities for real estate monetization programs and for FCPT to be a preferred, reliable real estate partner as part of these transactions.
Geographically Diverse Asset Portfolio
Properties in our leasing portfolio are located in 44 different states across the continental United States. The leasing portfolio properties in any one state do not account for more than 12% of our total rental revenue. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
Financially Secure Principal Tenant
Darden is currently our largest tenant representing approximately 95% of our tenant base. Darden owns and operates seven nationally recognized brands, including the five brands that are represented among the properties we lease to Darden: Olive Garden®, LongHorn Steakhouse®, Bahama Breeze®, Seasons 52® and Wildfish Seafood Grille®. For the twelve-months ended November 27, 2016, Darden reported revenue of approximately $7.0 billion and net cash from operations of $924.1 million. Darden is investment grade rated at BBB/BBB/Baa3 (Fitch/S&P/Moody’s) and its liquidity position, leverage position and ability to generate significant free cash flow should provide it with the ability to pay the annual lease obligations to FCPT for the foreseeable future. Darden is subject to SEC reporting requirements, which provide ongoing transparency regarding its operating and financial performance. For further information, refer to the investor relations section of www.darden.com. We do not intend Darden’s website to be an active link or to otherwise incorporate the information contained on its website into this report or other filings with the SEC.

Long-Term, Triple-Net Lease Structure
FCPT’s properties are leased to our tenants on a triple-net lease basis with a weighted average initial lease term of approximately 13.7 years and a weighted average annual rent escalator of 1.5% (both weightings based on annual base rent), thereby providing a long-term, stable income stream. Under the leases, the tenant is responsible for maintaining the properties in accordance with prudent industry practice and in compliance with all federal and state standards. The maintenance responsibilities include, among others, maintaining the building, building systems including roofing systems and other improvements. In addition to maintenance requirements, the tenant is also responsible for insurance required to be carried under the leases, taxes levied on or with respect to the properties, payment of common area maintenance charges and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. At the option of the tenant, the leases will generally allow extensions for a certain number of multi-year renewal terms beyond the initial term and the tenant can elect which of the properties then subject to the leases to renew. The number and duration of the renewal terms for any given property may vary, however, based on the initial term of the relevant lease and other factors.
Management Team with Extensive Real Estate and Net Lease Experience
FCPT has a highly regarded management team with extensive retail net lease and public market REIT experience. The team is led by President and Chief Executive Officer Bill Lenehan and Chief Financial Officer Gerry Morgan. Prior to joining FCPT, Mr. Lenehan was on the Darden Board of Directors and chair of its Real Estate and Finance Committee. Mr. Lenehan also previously served as interim chief executive officer of MI Developments, Inc., now named Granite REIT, an owner of net leased industrial and manufacturing real estate.
Our Business Objectives and Strategy
Our primary goal is to create long-term stockholder value by executing our investment objectives to maximize the value of our assets, to acquire assets with growth and diversification opportunities due to favorable lease structures and attractive submarket demographics, and to provide attractive and growing quarterly cash dividends. We do not currently have a fixed schedule of the number of acquisitions we intend to make over a particular time period, but rather, we intend to pursue those acquisitions that meet our investing and financing objectives where we can earn a return above our weighted-average cost of capital adjusted to reflect counterparty risk.
The key components of our business strategy, beyond managing our properties in accordance with our leases with Darden, include:
Acquire Additional Restaurant Properties: Initially, we expect to focus on growing and diversifying our property portfolio by acquiring restaurant properties in the Quick Service Restaurant (“QSR”) and some Casual Dining Restaurant (“CDR”) concepts. These transactions may take many forms including triple-net, sale-leaseback transactions with restaurant operators, acquisitions in the 1031 exchange market or acquisitions of portfolios of properties from other REITs and other public and private real estate owners. We will employ a disciplined, opportunistic acquisition strategy and price transactions appropriately based on, among other things, the mix of assets acquired, length and terms of the lease, location and submarket attractiveness, and the credit worthiness of the initial tenant.
Fund Strategic Capital Improvements for Existing and Future Tenants: We will consider supporting the growth initiatives of our tenant operators by providing capital to them for a variety of purposes, including capacity augmentation projects. If completed, we expect to structure these investments under terms that we deem to be economically attractive to our stockholders, either as lease amendments that produce additional rents or as loans that are repaid by operators during the applicable lease term.
Re-lease Properties: Over time we will face a re-tenanting risk and opportunity. If our tenants elect to cease operations at any of our properties, we will need to find a replacement tenant at the end of the lease term. We plan to use leasing expertise and relationships developed through our national operations to replace tenants under any expiring leases.
Develop New Tenant Relationships: Our focus in the restaurant and related food service industry will allow us to cultivate new relationships with potential tenants and restaurant operators in order to expand the mix of tenants operating our properties and, in doing so, reduce our concentration with Darden.

Maintain Balance Sheet Strength and Liquidity: We intend to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through operations, our revolving credit facility which has an undrawn capacity as of February 27, 2017 of $305 million, our At-the-Market equity follow-on program filed in December 2016 and access to bank and private placement debt markets. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.
Operate the Kerrow Restaurant Operating Business: We operate the Kerrow Restaurant Operating Business through Kerrow Holdings, LLC (“Kerrow”). Although we intend to derive the majority of our revenue from leasing properties on a triple-net basis to restaurant and retail operators, the Kerrow Restaurant Operating Business will provide us with a diversified revenue stream and equip us with the expertise to better analyze other restaurant properties that could serve as expansion opportunities.
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
We expect that future investments in properties, including any improvements or renovations of currently owned or newly-acquired restaurant properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our $350 revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Our investment and financing policies and objectives are subject to change periodically at the discretion of our Board of Directors without a vote of stockholders. We also have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. In December 2016, the Company entered into an “At-the-Market” (“ATM”) sales agreement under which it can sell common stock with a sales value of up to $150 million through broker-dealers. In January 2017, we achieved an investment grade rating of BBB- from Fitch Ratings.
Flexible UPREIT Structure
We operate in what is commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through FCPT OP. It is managed by FCPT GP, which accordingly controls the management and decisions of FCPT OP. Conducting business through FCPT OP allows us flexibility in the manner in which we structure and acquire properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in exchange for limited partnership units in FCPT OP. As a result, this structure potentially may facilitate our acquisition of assets in a more efficient manner and may allow us to acquire assets that the owner would otherwise be unwilling to sell to us.
Our Portfolio
At December 31, 2016, we owned 481 properties, all within the continental United States. Of these properties, 475 were held for investment and leased to tenants under triple-net leases. These 475 properties had an aggregate leasable area of approximately 3.4 million square feet, were located in 44 states, and had a weighted average remaining lease term of 13.7 years before any lease renewals. The remaining six properties, representing the Kerrow Restaurant Operating Business, are operated by Kerrow subject to franchise agreements with Darden (“Franchise Agreements”). Three of these restaurants are subject to ground leases. See “Item 2. Properties” for additional information about our properties and tenants.

The following table summarizes the rental properties by brand as of December 31, 2016:

Brand	Number of FCPT Properties	Total Square Feet (000s)	Annual Cash Base Rent $(000s)	Percentage of Total Annualized Base Rent	Avg. Rent Per Square Foot ($)	EBITDAR Coverage (1)	Average Lease Expiration Date Assuming No Renewals (2)
Olive Garden	299	2,556	$70,926	70.2%	$28	4.4x	13.8
Longhorn SteakHouse	104	579	19,229	19.0%	33	3.9x	12.7
Other Brands - non-Darden	59	184	6,130	6.1%	33	2.8x	17.0
Other Brands Darden	13	126	4,688	4.7%	37	3.6x	11.6
Total	475	3,445	$100,973	100.0%	$29	4.2x	13.7

(1) EBITDAR Coverage is calculated by dividing our tenants estimated trailing 12-month EBITDAR by annual contractual cash rent paid to FCPT. EBITDAR is defined as earnings before interest, income taxes, depreciation, amortization, and rent. EBITDAR is derived from the most recent data from tenants who disclose this information, representing approximately 98% of our run-rate rental income. FCPT does not independently verify financial information provided by its tenants.
(2) Average Lease Expiration Date (Assuming No Renewals) is defined as the average ending date of the lease if there is no renewal of the initial term of the lease.

The following table summarizes the diversification of FCPT’s leased portfolio by state as of December 31, 2016:

State	# of Properties	% of Annual Base Rent
Florida	45	11.8%
Texas	43	10.8%
Georgia	44	8.4%
Ohio	33	6.4%
Michigan	25	4.1%
Indiana	24	3.4%
Tennessee	18	3.3%
North Carolina	17	3.2%
California	10	3.2%
Pennsylvania	13	3.0%
Illinois	17	2.7%
Virginia	14	2.6%
Wisconsin	16	2.4%
New York	9	2.2%
Maryland	10	2.2%
Kentucky	10	2.0%
Alabama	11	2.0%
Iowa	10	1.9%
South Carolina	8	1.9%
Arizona	8	1.8%
Nevada	6	1.8%
Minnesota	8	1.7%
Oklahoma	7	1.5%
Colorado	7	1.5%
Mississippi	7	1.4%
Arkansas	7	1.3%
Kansas	5	1.3%
Louisiana	6	1.3%
West Virginia	5	1.2%
Missouri	6	1.1%
Other (none greater than 4%)	26	6.3%
Total	475	100.0%
Leases with Darden
The estimated annual cash rent based on current rates for the leases in place with Darden is approximately $94.8 million. Each November 1, the rent is subject to annual escalation of 1.5%, as well as, in most of the leases, a fair market value adjustment at the start of one of the renewal options. Darden also entered into guaranties, pursuant to which it guarantied the obligations of the tenants under substantially all of the leases entered into in respect of the properties. The properties are leased to one or more of Darden’s operating subsidiaries pursuant to the leases, which are triple-net leases. The leases provide for an average remaining initial term of approximately fourteen years, with no purchase options provided that Darden will have a right of first offer with respect to our sale of any property, if there is no default under the lease, and we will be prohibited from selling any properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. At the option of Darden, the leases will generally allow extensions for a certain number of renewal terms of five years each beyond the initial term and Darden can elect which of our properties then subject to the leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant lease and other factors.

Darden is currently the source of a substantial majority of our revenues, and its financial condition and ability and willingness to satisfy its obligations under the leases and its willingness to renew the leases upon expiration of the initial base term thereof significantly impacts our revenues and our ability to service our indebtedness and to make distributions to our stockholders. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the leases with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our shareholders, as required for us to qualify, and maintain our status, as a REIT. We also cannot assure you that Darden will elect to renew the lease arrangements with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can remarket the affected properties on the same or better terms. See “Risk Factors-Risks Related to Our Business - We are dependent on Darden successfully operating its business, and a failure do so could have a material adverse effect on our business, financial position or results of operations. Therefore, we are subject to factors which affect the performance of Darden.”
Franchise Agreements
Pursuant to the Franchise Agreements, Darden grants the right and license to our subsidiary, Kerrow, to operate the Kerrow Restaurant Operating Business. The Franchise Agreements include, among other things, a license to display trademarks, utilize trade secrets and purchase proprietary products from Darden. Other services to be included pursuant to the Franchise Agreements are marketing services, training and access to certain LongHorn® operating procedures. The Franchise Agreements also contain provisions under which Darden may provide certain technical support for the Kerrow Restaurant Operating Business. The fees and conditions of these franchising services are on terms comparable to similar franchising services negotiated on an arm’s length basis and consistent with industry standard provisions.
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
Although the leases require our tenants to indemnify us for environmental liabilities, and although we intend to require our other operators and tenants to undertake to indemnify us for certain environmental liabilities, including environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of Darden, or such other tenant or operator to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell, develop or lease the real estate or to borrow using the real estate as collateral.

As of February 24, 2017, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance or liability with respect to environmental laws that management believes would have a material adverse effect on our business, financial position or results of operations.
Americans with Disabilities Act of 1990
The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenant has the primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of February 24, 2017, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial position or results of operations.
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
Available Information
All filings we make with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports are available for free on our website, www.fcpt.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC. Our SEC filings are also available to be read or copied at the SEC’s public reference room, located at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet website at www.sec.gov. We are providing our website address solely for the information of investors.

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
Risks Related to Our Business
We are dependent on Darden to make payments to us and fulfill its obligations under its leases, as well as to provide services to us under the Franchise Agreements, and an event that materially and adversely affects Darden’s business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.
Currently, Darden is our primary lessee in our lease portfolio and, therefore, is the source of substantially all of our revenues. Additionally, because Darden’s leases with us are triple-net leases, we depend on Darden to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, including any environmental liabilities. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations to us under its leases. The inability or unwillingness of Darden to meet its rent obligations to us under any of its leases could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Darden to satisfy its other obligations under its leases with us, such as the payment of insurance, taxes and utilities could materially and adversely affect the condition of our properties.
Since Darden Restaurants, Inc. is a holding company, it is dependent to an extent on distributions from its direct and indirect subsidiaries in order to satisfy the payment obligations under its leases with us, and the ability of Darden to make such distributions may be adversely impacted in the event of the insolvency or bankruptcy of such entities or by covenants in its debt agreements or otherwise that restrict the amount of the distributions that may be made by such entities. For these reasons, if Darden were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
Due to our dependence on rental payments from Darden as our primary source of revenues, we may be limited in our ability to enforce our rights under, or to terminate, our leases with Darden. Failure by Darden to comply with the terms of its leases with us could require us to find other lessees for some or all of the properties and there could be a decrease or cessation of rental payments by Darden.
There is no assurance that we would be able to lease any of our properties to other lessees on substantially equivalent or better terms than any of our leases with Darden, or at all, successfully reposition our properties for other uses or sell our properties on terms that are favorable to us. It may be more difficult to find a replacement tenant for a restaurant or retail property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business.
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
Currently, Darden constitutes approximately 95% of our annual base rent. As a result, we are dependent on Darden successfully operating its business and fulfilling its obligations to us that depends, in part, on the overall performance and profitability of Darden. Factors which may impact the business, financial position or results of operations of Darden include the following:

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
A significant portion of our restaurant properties are Olive Garden properties. Therefore, we are subject to risks associated with having a highly concentrated property brand base.
As of December 31, 2016, our restaurant properties include 299 Olive Garden restaurants. As a result, our success, at least in the short-term, is dependent on the continued success of the Olive Garden brand and, to a lesser extent, Darden’s other restaurant brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of the Olive Garden or other Darden brands is reduced or compromised, the value associated with Olive Garden or other Darden-branded properties in our portfolio may be adversely affected.

We intend to continue to pursue acquisitions of additional properties and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, and we may not fully realize the potential benefits of such transactions.
In 2016, FCPT acquired 59 properties in 13 transactions for a total investment of $94.1 million which were added to our leasing portfolio. We intend to continue to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities, including, but not limited to, continuing to expand our tenant base to third parties other than Darden. Accordingly, we may often be engaged in evaluating potential transactions, potential new tenants and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.
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
We have entered into a $750 million Credit Facility providing for a $400 million term loan due in November 2020 and a $350 million revolving credit facility with an available facility amount through November 2019, each of which are provided by a syndicate of banks and other financial institutions. The term loan facility is fully drawn and the revolving credit facility had drawn $45 million at December 31, 2016, with $305 million remaining capacity. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions, if any, set forth in our debt agreements, our Board of Directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.
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
We also may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under our indebtedness outstanding from time to time. Among other things, although we received an investment grade credit rating of BBB- from Fitch Ratings in January 2017, any credit rating downgrade could increase our financing costs and could limit our access to financing sources. If financing is not available when needed, or is available on unfavorable terms, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could materially and adversely affect our business, financial condition and results of operations.
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
In addition, we are required to comply with the following financial covenants: (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value; (4) minimum fixed charge coverage ratio of 1.75 to 1.00; (5) minimum consolidated tangible net worth; (6) unhedged floating rate debt not to exceed 50% of all indebtedness; (7) maximum unencumbered leverage ratio not to exceed 60%; and (8) minimum unencumbered debt service coverage ratio of 1.50 to 1.00. As of December 31, 2016, we are in compliance with our existing financial covenants.
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
In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which we elect to be subject to tax and qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be subject to tax and qualify as a REIT). Our charter, with certain exceptions, authorizes our Board of Directors to take such actions as are necessary or advisable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by the Board of Directors, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our stock or otherwise be in the best interests of our stockholders. The acquisition of less than 9.8% of our outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% in value of our outstanding stock, and thus violate our charter’s ownership limit. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Internal Revenue Code of 1986, as amended (the “Code”) or otherwise cause us to fail to qualify as a REIT. In addition, our charter provides that (i) no person shall beneficially own shares of stock to the extent such beneficial ownership of stock would result in us failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code, and (ii) no person shall beneficially or constructively own shares of stock to the extent such beneficial or constructive ownership would cause us to own, beneficially or constructively, more than a 9.9% interest (as set forth in Section 856(d)(2)(B) of the Code) in a tenant of our real property. Subject to certain exceptions, rents received or accrued by us from a tenant will not be treated as qualifying rent for purposes of the REIT gross income requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of the tenant’s stock entitled to vote or 10% or more of the total value of all classes of the tenant’s stock. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void. Our charter also provides that shares of our capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a charitable beneficiary that we designate, and that any person who acquires shares of our capital stock in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well. A transfer of shares of our capital stock in violation of the limit may be void under certain circumstances. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.
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
The failure of any of our tenants to fulfill its maintenance obligations may have a materially adverse effect on our ability to operate and grow our business.
The failure of any of our tenants to fulfill its maintenance obligations may cause us to incur significant and unexpected expenses to remediate any resulting damage to the property. Furthermore, the failure by Darden, any other tenant or any future tenant to adequately maintain a leased property could adversely affect our ability to timely re-lease the property to a new tenant or otherwise monetize our investment in the property if we are forced to make significant repairs or changes to the property as a result of the tenant’s neglect. If we incur significant additional expenses or are delayed in being able to pursue returns on our real estate investments, it may have a materially adverse effect on our ability to operate and grow our business and our ability to achieve our strategic objectives.
We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.
Our current lease agreements generally require, and new lease agreements that we enter into are expected to require, that the tenant maintain comprehensive insurance and hazard insurance or self-insure its obligations. However, we cannot assure you that we will continue to require the same levels of insurance coverage under our lease agreements, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we assure you of the future financial viability of the insurers. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, may be uninsurable or not economically insurable by us or by our tenants. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also make it unfeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property. While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under its lease.
Properties in our leasing portfolio and the Kerrow Restaurant Operating Business are located in 44 states, and if one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.
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
Darden is our primary tenant in our lease portfolio, and our revenue consists primarily of rental payments from Darden. We may be viewed by third-party restaurant operators and other potential tenants or parties to sale-leaseback transactions as being closely affiliated with Darden. As these third-party restaurant operators and other potential transaction parties may compete with Darden within the restaurant industry, our perceived affiliation with Darden could make it difficult for us to attract tenants and other transaction partners beyond Darden, particularly in the restaurant industry. If we are unable to diversify our tenant and transaction partner base further beyond Darden, it may have a materially adverse effect on our ability to operate and grow our business and our ability to achieve our strategic objectives.
The ownership by our executive officers and directors of common stock, options or other equity awards of Darden may create, or may create the appearance of, conflicts of interest.
As a result of his former positions with Darden, Mr. Lenehan owns common stock, including restricted stock, in both Darden and FCPT. In addition, there is no restriction on our executive officers and directors acquiring Darden common stock in the future, and, therefore, this ownership of common stock of both Darden and FCPT may be significant. Equity interests in Darden may create, or appear to create, conflicts of interest when any such director or executive officer is faced with decisions that could benefit or affect the equity holders of Darden in ways that do not benefit or affect us in the same manner. As of December 31, 2016, no other executive officer or director of FCPT owns common stock of Darden.
Real estate investments are relatively illiquid and provisions in our lease agreements may adversely impact our ability to sell properties and could adversely impact the price at which we can sell the properties.
Properties in our leasing portfolio and the properties leased to Kerrow represent a substantial portion of our total consolidated assets, and these investments are relatively illiquid. As a result, our ability to sell one or more of our properties or other investments in real estate we may make in response to any changes in economic or other conditions may be limited. If we want to sell a property, we cannot assure you that we will be able to dispose of it in the desired time period, or at all, or that the sale price of a property will exceed the cost of our investment in that property.
In addition, the properties subject to leases with Darden provide them a right of first offer with respect to our sale of any Property, provided there is no default under the lease, and we are prohibited from selling any of our properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. The existence of these provisions in our leases with Darden, which survive for the full term of the relevant lease, could adversely impact our ability to sell any of the Properties and could adversely impact our ability to obtain the highest possible price for any of the Properties. If we seek to sell any of our properties, we would not be able to offer the properties to potential purchasers through a competitive bid process or in a similar manner designed to maximize the value obtained without first offering to sell to Darden and we would be restricted in the potential purchasers who could buy the properties, which may adversely impact our ability to sell any of the properties in a timely manner, or at all, or adversely impact the price we can obtain from such sale.
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
Our tenants’ businesses are subject to government regulations and changes in current or future laws or regulations could restrict their ability to operate both their and our business in the manner currently contemplated.
The restaurant industry is subject to extensive federal, state and local and international laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. Our tenants are subject to licensing and regulation by state and local authorities relating to wages and hours, healthcare, health, sanitation, safety and fire standards and the sale of alcoholic beverages. Our tenants are also subject to, among other laws and regulations, laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or an insufficient or ineffective response to significant regulatory or public policy issues, could have an adverse effect on our tenants’ results of operations, which could also adversely affect our business, results of operations or financial condition as we depend on our tenants for almost the entirety of our revenue.
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

While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under its lease.
We may be subject to liabilities and costs associated with the impacts of climate change.
The potential physical impacts of climate change on our properties or operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate, including Florida, Georgia and Texas. Such impacts may result from changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, rising energy and environmental costs, and changing temperatures. These impacts may adversely impact our business, results of operations and financial condition, including our or our tenants’ ability to obtain property insurance on acceptable terms. While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under its lease.
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
While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under its lease.
Our active management and operation of a restaurant business may expose us to potential liabilities beyond those traditionally associated with REITs.
In addition to our real estate investment activities, we also manage and operate the Kerrow Restaurant Operating Business, which consists of six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area. Managing and operating the Kerrow Restaurant Operating Business requires us to employ significantly more people than a REIT which did not operate a business of such type and scale. In addition, managing and operating an active restaurant business exposes us to potential liabilities associated with the operation of restaurants. Such potential liabilities are not typically associated with REITs and include potential liabilities for wage and hour violations, guest discrimination, food safety issues including poor food quality, food-borne illness, food tampering, food contamination, workplace injury, and violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party). In the event that one or more of the potential liabilities associated with managing and operating an active restaurant business materializes, such liabilities could damage the reputation of the Kerrow Restaurant Operating Business as well as the reputation of FCPT, and could adversely affect our financial position and results of operations, possibly to a material degree.

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
The market price of our common stock may be volatile in the future. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. It is not possible to accurately predict how investors in our common stock will behave.
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
Our current dividend rate is $0.97 per share per annum. We may pay a portion of our dividends in common stock. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends will be authorized by our Board of Directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.
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
Risks Related to Our Taxation as a REIT
If the Spin-Off were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, Darden and Darden’s shareholders could be subject to significant tax liabilities and, pursuant to indemnification obligations under the Tax Matters Agreement that we entered into with Darden, we could be required to indemnify Darden for material taxes.
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
We believe that we were organized and operated and we intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended January 1, 2016. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset requirements depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence. Accordingly, there can be no assurance that the IRS will not contend that our investments violate the REIT requirements.
Darden received an opinion of Skadden, Arps, counsel to Darden, with respect to our qualification to be subject to tax as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court (the “REIT Tax Opinion”). The REIT Tax Opinion represents only the view of Skadden, Arps, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by Darden and us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Skadden, Arps has no obligation to advise Darden, us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the REIT Tax Opinion and our qualification as a REIT will depend on our satisfaction of various complex requirements under the Code, relating to, among other things, the sources of our gross income, the composition and value of our assets, our distribution levels and the diversity of ownership of our shares on a continuing basis, the results of which will not be monitored by Skadden, Arps. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

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
The rule against re-electing REIT status following a loss of such status could also apply to us if it were determined that a former subsidiary of Darden failed to qualify as a REIT for certain taxable years and we were treated as a successor to such entity for U.S. federal income tax purposes. Although Darden has represented to us that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and covenanted to use its reasonable best efforts to cure any issue with respect to the REIT status of any such predecessor entity, no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. If we fail to qualify as a REIT due to the REIT status of a predecessor, we would be subject to corporate income tax as described in the preceding paragraph
We could fail to qualify as a REIT if income we receive from Darden and other tenants is not treated as qualifying income.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from Darden and other tenants will not be treated as qualifying rent for purposes of these requirements if our leases are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures or other types of arrangements. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.
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
We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify as a REIT (assuming that certain other requirements are also satisfied). To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Code.
Currently our funds from operations are generated primarily by rents paid under our lease agreements. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distributions requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity or adversely impact our ability to raise short and long-term debt. Furthermore, the REIT distribution requirements may increase the financing needed to fund capital expenditures, further growth and expansion initiatives. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell. In addition, any net taxable income earned directly by our TRSs will be subject to U.S. federal, state, and local corporate-level income taxes and we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our stockholders.
Complying with the REIT requirements may cause us to forego otherwise attractive acquisition and business opportunities or liquidate otherwise attractive investments.
To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% effective for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can be represented by certain debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within thirty days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year commencing with our taxable year beginning January 1, 2016. Subject to certain exceptions, rents received or accrued by us from Darden will not be treated as qualifying rent for purposes of the REIT gross income requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of Darden stock entitled to vote or 10% or more of the total value of all classes of Darden stock. To assist us in satisfying the REIT requirements, our charter contains certain ownership and transfer restrictions on our stock. More specifically, our charter provides that shares of our capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any person who acquires shares of our capital stock in violation of the ownership limit will not be entitled to any dividends on such shares or be entitled to vote such shares or receive any proceeds from the subsequent sale of such shares in excess of the lesser of the price paid for such shares or the amount realized from the sale (net of any commissions and other expenses of sale). A transfer of shares of our capital stock in violation of the ownership limit will be void ab initio under certain circumstances. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders. See “Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company” above.
There are uncertainties relating to the Purging Distribution.
Darden has allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the Spin-Off between Darden and FCPT in a manner that, in its best judgment, is in accordance with the provisions of the Code. The amount of earnings and profits to be distributed is a complex factual and legal determination. We currently believe and intend that our Purging Distribution made on March 2, 2016 has satisfied the requirements relating to the distribution of our pre-REIT accumulated earnings and profits. No assurance can be given, however, that the IRS will agree with our calculation or Darden’s allocation of earnings and profits to FCPT. If the IRS finds additional amounts of pre-REIT earnings and profits, there are procedures generally available to cure any failure to distribute all of our pre-REIT earnings and profits, but there can be no assurance that we will be able to successfully implement such procedures.
We paid the Purging Distribution in a combination of common stock and cash and are permitted to pay other dividends on our common stock in common stock and/or cash. Our stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.
We paid the Purging Distribution in a combination of cash and common stock. Each stockholder was permitted to elect to receive the stockholder’s entire entitlement under the Purging Distribution in either cash or FCPT common stock, subject to the limitation on the amount of cash to be distributed in the aggregate to all of our stockholders (the “Cash Limitation”). The Cash Limitation was approximately 20% of the Purging Distribution declaration (without regard to any cash that may be paid in lieu of fractional shares). In the Purging Distribution and any other distribution paid in a combination of cash and common stock, stockholders will be required to report dividend income as a result of such distribution for both the cash and stock components of the distribution and even though we distributed no cash or only nominal amounts of cash to such shareholder.
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
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a "Borrowing Hedge") or manages the risk of certain currency fluctuations (each such hedge, a "Currency Hedge") does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. This exclusion from the 95% and 75% gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new clearly identified hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates that we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.
The ability of our Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our charter provides our Board of Directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.
Even if we qualify to be subject to tax as a REIT, we could be subject to tax on any unrealized net built-in gains in our assets held before electing to be treated as a REIT.
Following our REIT election, we will own appreciated assets that were held by Darden, a C corporation, and were acquired by us in the Spin-Off in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets during the five-year period following the effective date of our REIT election, we will be subject to tax at the highest corporate tax rates on the lesser of (i) the amount of gain that we recognize at the time of the sale or disposition; and (ii) the amount of gain that we would have recognized if we had sold the assets at the time we acquired them (i.e., the effective date of our REIT election ) (such gain referred to as “built-in gains”). We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant. The same rules would apply to any assets we acquire in the future from a C corporation in a carryover basis transaction with built-in gain at the time of the acquisition by us. If we choose to dispose of any assets within the specified period, we will attempt to utilize various tax planning strategies, including Section 1031 of the Code like-kind exchanges, to mitigate the exposure to the built-in-gains tax. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax.
Our tax protection agreement could limit our ability to sell or otherwise dispose of certain properties.
In connection with the acquisition of ten properties from U.S. Restaurant Properties, Inc. (“USRP”) in November 2016 in exchange for Operating Partnership units, we entered into a tax protection agreement with affiliates of USRP. The tax protection agreement provides that, if we dispose of any of those ten properties in a taxable transaction through November 2023, we will indemnify the USRP partners for their tax liabilities attributable to the built-in gain that existed with respect to those properties as of the time of the acquisition of those properties in November 2016 (and tax liabilities incurred as a result of the reimbursement payment). Consequently, although it otherwise may be in our best interest to sell one of those properties, these obligations may make it prohibitive for us to do so.
Legislative or other actions affecting REITs could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Legislative and regulatory changes, including comprehensive tax reform, may be more likely in the 115th Congress, which convened in January 2017, because the Presidency and both Houses of Congress will be controlled by the same political party. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.
.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Please refer to “Item1. Business.”
Item 3. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal proceedings that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
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
For each calendar quarter and year indicated, the following table reflects respective high, low, and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each period.

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	$23.56	$20.59	$21.79	$21.13	$23.56
Low	14.52	17.38	19.65	17.74	14.52
Close	17.95	20.59	21.33	20.52	20.52
Dividends per share	8.56	0.24	0.24	0.24	9.29

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	N/A	N/A	N/A	$24.20	$24.20
Low	N/A	N/A	N/A	19.15	19.15
Close	N/A	N/A	N/A	24.16	24.16
Dividends per share	N/A	N/A	N/A	—	—

The following table presents the characterizations for tax purposes of such common stock dividends for the year ended December 31, 2016.

Record Date	Payment Date	Total Distribution ($ per share)		Form 1099 Box 1a Ordinary Taxable Dividend ($ per share)	Form 1099 Box 1b Qualified Taxable Dividend (1) ($ per share)	Form 1099 Box 3 Return of Capital ($ per share)
1/19/2016	1/29/2016	$0.2000	(2)	$0.2000	$0.2000	—
1/19/2016	3/2/2016	8.1183	(2)	8.1183	7.5554	—
3/31/2016	4/15/2016	0.2425		0.2425	—	—
6/30/2016	7/15/2016	0.2425		0.1234	—	0.1191
9/30/2016	10/14/2016	0.2425		0.0290	—	0.2135
Totals		$9.0458		$8.7132	$7.7554	$0.3326
(1) Qualified Taxable Dividends are a subset of, and included in, Ordinary Taxable Dividends.
(2) Reflects special catch-up distributions of cash and stock, which included the remaining amount of the company’s undistributed earnings and profits attributable to all taxable periods ending on or prior to December 31, 2015, which, in accordance with tax rules applicable to real estate investment trust (“REIT”) conversions, the Company was required to pay to its stockholders on or before December 31, 2016 in connection with its conversion to a REIT.
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
As of February 21, 2017, there were approximately 9,885 registered holders of record of our common stock.

Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Company and Affiliated Purchasers
None.
Performance Graph
The following performance graph compares, for the period from November 10, 2015, the date the Company’s shares of common stock began trading on the New York Stock Exchange, through December 31, 2016, the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestments of dividends, with (i) the cumulative total return of the S&P 500 Index, (ii) the cumulative total return of the MSCI US REIT Index (“RMZ”) and (iii) the cumulative total return of Dow Jones Industrial Average.

PRICE PERFORMANCE SINCE FCPT SPIN

FCPT
SP50
DJIAK
RMZ
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
11/10/2015
3/1/2016
7/1/2016
11/1/2016

Item 6. Selected Financial Data.
The following selected historical financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated and combined financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015, and 2014, and the related notes included elsewhere in this Annual Report on Form 10-K.
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
The selected historical financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 has been derived from our audited historical financial statements (except in the case of balance sheet data as of December 31, 2012, which is unaudited). The combined statements of comprehensive income include allocations of certain costs from Darden incurred on the Kerrow Restaurants Operating Business’ behalf. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical Darden expenses allocable to the Kerrow Restaurants Operating Business for purposes of the combined financial statements. However, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Kerrow Restaurants Operating Business had operated as a separate, stand-alone entity. Due to the timing of the Spin-Off, the results of operations for the years ended December 31, 2014, 2013, and 2012 reflect the financial condition and results of operations of Kerrow Restaurant Operating Business. The results of operations for the years ended December 31, 2016 and 2015 reflect the financial condition and results of operations of the Company, together with the Kerrow Restaurant Operating Business prior to the Spin-Off.
Operating Data

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Revenues	$124,018	$33,456	$17,695	$16,907	$16,524
Net income (loss)	$156,809	$5,699	$32	$29	$(39)
Earnings per share:
Basic	$2.75	$0.92	NA	NA	NA
Diluted	$2.63	$0.91	NA	NA	NA
Cash dividends declared per common stock	$0.97	—	NA	NA	NA

Balance Sheet Data

	At December 31,
(In thousands)	2016	2015	2014	2013	2012 (Unaudited)
Real estate investments:
Land	$421,941	$404,812	$3,069	$3,069	$3,069
Buildings, equipment and improvements	1,055,624	992,418	12,513	12,502	12,502
Total real estate investments	1,477,565	1,397,230	15,582	15,571	15,571
Less: accumulated depreciation	(583,307)	(568,539)	(3,860)	(3,026)	(2,163)
Total real estate investments, net	$894,258	$828,691	$11,722	$12,545	$13,408

Total assets	$937,151	$929,437	$11,949	$12,807	$13,630
Total liabilities	467,034	487,795	2,951	2,935	2,899
Total equity	470,117	441,642	8,998	9,872	10,731

Other Statistics

	Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Cash flows provided by operating activities	$70,939	$21,693	$961	$914	$806
Cash flows used in investing activities	(59,322)	(556)	(55)	(26)	(131)
Cash flows provided by (used in) financing activities	(83,047)	76,929	(906)	(888)	(675)

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
Overview
FCPT is a publicly-traded REIT that owns, acquires and leases restaurant and other retail properties on a primarily triple-net basis. Our primary goal is to create long-term shareholder value through the payment of consistent cash dividends and the growth of our cash flow and asset base. To achieve this goal, our business strategy focuses on opportunistic acquisitions and asset and tenant diversification.
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
Currently, we generate revenues primarily by leasing properties to Darden and to other third-party tenants through triple-net lease arrangements under which the tenant is primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs (“triple-net”). We also generate revenues by operating the Kerrow Restaurant Operating Business pursuant to franchise agreements with Darden. As of December 31, 2016, our undepreciated gross investment in real estate totaled approximately $1.5 billion.
We have elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year beginning January 1, 2016.
FCPT initiated acquisition activities in the second quarter of 2016, and between July and December 2016 acquired 59 restaurants for a total investment of $94.1 million in 13 separate transactions, representing 13 additional brands, at a blended acquisition cap rate of 6.6%. In addition, during the same period FCPT sold two properties for $24.8 million at a 4.75% cap rate. The proceeds from the sales were used for a subsequent acquisition in the 1031 exchange market.
As of December 31, 2016, FCPT owns 475 properties in its lease portfolio which are 100% unencumbered and represent an aggregate leasable area of approximately 3.4 million square feet. The portfolio is 100% occupied under leases with an average lease term of 13.7 years and has no assets under development.
In addition to managing its existing properties, FCPT’s strategy in 2017 includes investing in additional restaurant and food service real estate properties to grow and diversify its portfolio. The Company intends to purchase properties that are well located and occupied by durable restaurant concepts with creditworthy tenants with investment grade ratings, whose operating cash flow are expected to meaningfully exceed their lease payments to FCPT.

Results of Operations
The results of operations for the accompanying consolidated and combined financial statements discussed below are derived from our consolidated statements of comprehensive income found elsewhere in this Annual Report on Form 10-K. The following discussion includes the results of our continuing operations as summarized in the table below.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Revenues:
Rental	$105,624	$15,134	$—
Restaurant	18,394	18,322	17,695
Total revenues	124,018	33,456	17,695
Operating expenses:
General and administrative	10,977	1,856	—
Depreciation and amortization	20,577	3,758	863
Restaurant expenses	17,853	16,996	16,942
Interest expense	14,828	2,203	—
Total expenses	64,235	24,813	17,805
Other income	97	—	—
Realized gain on sale, net	16,623	—	—
Income (loss) before income taxes	76,503	8,643	(110)
(Provision for) benefit from income taxes	80,347	(2,944)	142
Net income	156,850	5,699	32
Net income attributable to noncontrolling interest	(41)	—	—
Net Income Available to Common Shareholders	$156,809	$5,699	$32
We operate in two segments, real estate operations and restaurant operations. Our real estate operations began on November 9, 2015, accordingly, comparisons to prior periods with respect to this segment are not meaningful. Our real estate operations generate rental income associated with leases which we recognize on a straight-line basis to include the effects of base rent escalators.
Rental revenue was $105.6 million, driven principally by recognizing a full year of rental revenue from the initial Darden portfolio. In addition, we acquired 59 properties in 2016 and sold 2 properties in 2016. The net addition to rental income from acquired properties less the impact of sold properties was $1.0 million.
General and administrative expense comprises costs associated with staff, office rent, legal, accounting, information technology and other professional services and other administrative services in association with our lease operations and our REIT structure and reporting requirements.
Depreciation and amortization expense represents the depreciation on real estate investments and the intangible lease assets recognized upon the acquisition of leased properties. Depreciation and amortization increased for 2016 by approximately $16.8 million or 448% principally as a result of the Company having real estate operations for a full 12 month period in 2016 when compared to results for only the period from November 9 through December 31 in 2015.
In the fourth quarter of 2016, we sold two properties and realized a gain of $16.6 million. These sales qualified as 1031 exchanges, and the consideration received was used to purchase other properties in the fourth quarter of 2016.
Interest Expense
On November 9, 2015, immediately preceding the consummation of the Spin-Off, we entered into the Revolving Credit and Term Loan Agreement (the “Loan Agreement”) that provides for borrowings of up to $750 million and consists of (1) a $400 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350 million revolving credit facility that provides for loans and letters of credit. At December 31, 2016, the weighted average interest rate on the term loan was 2.36%. As of December 31, 2016, there were $45.0 million of outstanding borrowings under the revolving credit facility with a weighted average interest rate of 2.46% and no outstanding letters of credit.
On November 9, 2015, we also entered into interest rate swaps with aggregate notional values totaling $400 million to hedge the variability associated with the Loan Agreement, fixing our gross interest expense at 3.06%. These swaps are accounted for as cash flow hedges with all interest income/expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income. At December 31, 2016, the average interest rate on the term loan including the cost of the swap agreements and the amortization of upfront costs was 3.5%.
Restaurant Operations
The following table sets forth for our restaurant operating segment revenues and expenses data for the periods indicated. Although we completed the spin-off of FCPT from Darden on November 9, 2015, our restaurant operations segment includes the full operating results for 2015 and 2014.

	Year Ended December 31,
	2016		2015		2014
(Dollars in thousands)	$	% of Revenues	$	% of Revenues	$	% of Revenues
Restaurant revenues	$18,394	100.0%	$18,322	100.0%	$17,695	100.0%
Restaurant expenses:
Food and beverage	7,213	39.2%	7,310	39.9%	7,124	40.3%
Restaurant labor	5,391	29.3%	4,688	25.6%	4,639	26.2%
Other restaurant expenses (1)	5,638	30.7%	4,998	27.3%	5,179	29.3%
Total restaurant expenses	18,242	99.2%	16,996	92.8%	16,942	95.7%
Restaurant Operations, Net	$152		$1,326		$753
(1)    Other restaurant expenses include $389 thousand of intercompany rent paid to FCPT in 2016, which is eliminated for financial reporting purposes.
Year Ended December 31, 2016 versus Year Ended December 31, 2015
Restaurant revenues increased approximately $0.07 million, or 0.39%, in 2016 compared to 2015, driven primarily by a 4.8% increase in the average check offset by a 5.6% decrease in average guest counts. The increase in average check amounts was due to the addition of higher end entrées and price increases during the year. Average annual revenue per restaurant was $3.07 million in 2016 compared to $3.06 million in 2015.
Total restaurant expenses increased approximately $1.2 million or 6.4% in 2016 compared to 2015 due to increased administrative overhead and one-time costs associated with the spin-off. As a percent of revenues, total restaurant expenses increased from 92.8% in 2015 to 99.2% in 2016.
Food and beverage costs decreased approximately $0.1 million, or 0.7% of revenues from 2015 to 2016, due to a focus on inventory management and a decrease in beef prices during 2016.
Restaurant labor costs increased $0.7 million, or 3.7% of revenues in 2016 compared to 2015, due to an increase in hourly wages due to staffing challenges, increased management overhead, and a change in incentive compensation structure.
Other restaurant expenses (which include utilities, common area maintenance charges, repairs and maintenance, credit card fees, lease expense, property tax, workers’ compensation, other restaurant-level operating expenses and administrative costs) increased approximately $0.6 million, or 3.4% of revenues in 2016 compared to 2015, mainly due to the addition of franchise fees, brand fund expenses, rising utility costs, an increase in building/equipment maintenance, and one-time spin expenses.

Year Ended December 31, 2015 versus Year Ended December 31, 2014
Restaurant revenues increased $0.6 million, or 3.5%, in 2015 compared to 2014, driven primarily by a 4.3% increase in the average check as well as a 0.8% increase in average guest counts. Average annual revenue per restaurant was $3.06 million in 2015 compared to $2.9 million in 2014.
Total restaurant expenses increased approximately $0.05 million, but lower by 2.9% of revenues due to favorable sales leverage. As a percent of revenues, total restaurant expenses decreased from 95.7% in 2014 to 92.8% in 2015.
Food and beverage costs increased approximately $0.2 million, but lower by 0.4% of revenues from 2014 to 2015, due to increased food costs, primarily beef during the year.
Restaurant labor costs increased approximately $0.05 million, but lower by 0.6% of revenues from 2014 to 2015 primarily as a result of favorable sales leverage.
Other restaurant expenses decreased by approximately $0.2 million or 1.9% of revenues 2015 compared to 2014, primarily as a result of higher workers’ compensation costs, utilities, repairs and maintenance and media costs, partially offset by favorable sales leverage.
Critical Accounting Policies and Estimates
The preparation of FCPT’s consolidated and combined financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, and asset impairment analysis.
A summary of FCPT’s accounting policies and procedures are included in Note 2 of our consolidated and combined financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of our consolidated and combined financial statements.
Real Estate Investments
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-four years using the straight-line method. Leasehold improvements, which are reflected on our balance sheets as a component of buildings, within land, buildings and equipment, net, are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying statements of comprehensive income.
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

Acquisition of Real Estate
Prior to the fourth quarter of 2016, the Company evaluated the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. As the Company acquired only real estate investments with triple-net leases, it determined there are no inputs or processes associated with the acquired assets and the investments should be accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.
In the fourth quarter of 2016, the Company adopted ASU 2017-01, which provided additional guidance for determining whether transactions should be accounted for as asset acquisitions or business combinations. The Company evaluated the acquisitions and concluded that the land, building, site improvements, and in-places leases (if any) were a single asset. The building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset, the acquisitions do not qualify as a business and are accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.
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
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below market lease intangibles are generally amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company believes it is likely the tenant will exercise the renewal option. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairment loss in the Company’s consolidated and combined statements of operations.
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
Liquidity and Financial Condition
At December 31, 2016, we had $26.6 million of cash and cash equivalents and $305 million of borrowing capacity under our Credit Facility.

On November 9, 2015, immediately preceding the consummation of the Spin-Off, we entered into the $750 million Revolving Credit and Term Loan Agreement which consists of (1) a $400 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350 million revolving credit facility that provides for loans and letters of credits and matures on November 9, 2019. The revolving credit facility provides for a letter of credit sub-limit of $45 million. As of December 31, 2016, we had $45 million of outstanding borrowings under our revolving credit facility and no outstanding letters of credit.
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities, and, for acquisitions, investments, and other capital expenditures, from borrowings under our $350 million revolving Credit Facility. As of February 27, 2017 we had $45 million outstanding under the revolving Credit Facility.
We have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During 2016, we sold an aggregate 32,513 shares under our ATM program for net proceeds of $0.64 million. The net proceeds were employed to fund acquisitions, and for general corporate purposes. As of December 31, 2016, $148.4 million in gross proceeds capacity remained available under the ATM Program.
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
Contractual Obligations
The following table provides information with respect to our commitments as of December 31, 2016. The table does not reflect available debt extensions.

(In millions)	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Notes payable	$—	$—	$445.0	$—	$445.0
Interest payments on note payable obligations (1)	14.7	29.2	11.4	—	55.3
Commitments under non-cancellable operating leases	0.5	0.9	0.4	—	1.8
Total Contractual Obligations and Commitments	$15.2	$30.1	$456.8	$—	$502.1
(1)    Interest payments computed using the hedged rate as of December 31, 2016 of 3.06% for the $400 million term loan and undrawn commitment fee of 0.35% on $305 million. Interest for the $45 million draw on credit revolver calculated using the current 6-month LIBOR plus applicable swap rates.

Off-Balance Sheet Arrangements
At December 31, 2016, there were no off-balance sheet arrangements.
Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to NARIET funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) for the year ended December 31, 2016.

	Year Ended December 31,
(In thousands, except share data)	2016	2015
Net income attributable to shareholders in accordance with GAAP	$156,809	$5,699
Depreciation and amortization	20,577	3,758
Deferred tax benefit from REIT election	(80,410)	—
Realized gain on sales of real estate	(16,623)	—
NAREIT funds from operations (FFO)	80,353	9,457
Non-cash compensation expense	1,550	13
Amortization of deferred financing costs	1,592	265
Other non-cash interest (income) expense	(610)	(3)
Straight-line rent adjustment	(10,095)	(1,500)
Adjusted funds from operations (AFFO)	$72,790	$8,232

Fully diluted shares outstanding(1)	59,568,067	6,263,921

FFO per diluted share	$1.35	$1.51

AFFO per diluted share	$1.22	$1.31

Footnotes:
(1) Weighted average shares outstanding were calculated using the share count in 2015. Prior to November 9th 2015, there were no shares outstanding.

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
Funds From Operations (“FFO”) is a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We also omit the tax impact of non-FFO producing activities from FFO determined in accordance with the NAREIT definition.
Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income
Adjusted Funds From Operations (“AFFO”) is a non-GAAP measure that is used as a supplemental operating measure specifically for comparing year over year ability to fund dividend distribution from operating activities. AFFO is used by us as a basis to address our ability to fund our dividend payments. We calculate adjusted funds from operations by adding to or subtracting from FFO:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, especially interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facility. We consider certain risks associated with the use of variable rate debt, including those described under “Item 1A. Risk Factors - An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.” The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2016, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases).
As of December 31, 2016, approximately $400 million of our total indebtedness consisted of five-year variable-rate obligations for which we have entered into swaps that effectively fixed $200 million of our variable rate debt for three years and $200 million for five years, at a weighted average interest rate, excluding amortization of deferred financing costs and debt discounts/premiums, of approximately 3.06%. We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. We consider certain risks associated with the use of derivative instruments, including those described under “Item 1A. Risk Factors - Hedging transactions could have a negative effect on our results of operations.”
Due to the hedging transactions described above, a hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2016.

Item 8. Financial Statements and Supplementary Data.
Financial Statements and Supplementary Data consist of financial statements as indexed on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management concluded that, as of December 31, 2016 our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During 2016, the Company enhanced its documentation of certain control activities. The Company has also formalized its policy for the retention of documentation supporting the performance and review of these controls. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
We have audited the accompanying consolidated balance sheets of Four Corners Property Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated and combined statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III - Schedule of Real Estate Assets and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Four Corners Property Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Four Corners Property Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Four Corners Property Trust, Inc.:

We have audited Four Corners Property Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Four Corners Property Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Four Corners Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Four Corners Property Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated and combined statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP
San Francisco, California
February 27, 2017

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Real estate investments:
Land and improvements	$421,941	$404,812
Buildings, equipment and improvements	1,055,624	992,418
Total real estate investments	1,477,565	1,397,230
Less: Accumulated depreciation	(583,307)	(568,539)
Total real estate investments, net	894,258	828,691
Cash and cash equivalents	26,643	98,073
Deferred rent	11,594	1,500
Derivative assets	837	165
Other assets	3,819	1,008
Total Assets	$937,151	$929,437

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of deferred financing costs	$438,895	$392,302
Dividends payable	14,519	—
Deferred rental revenue	7,974	7,940
Derivative liabilities	—	477
Deferred tax liabilities	196	80,881
Other liabilities	5,450	6,195
Total liabilities	467,034	487,795
Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 59,923,557 and 42,741,995 shares issued and outstanding at December 31, 2016 and 2015, respectively	6	4
Additional paid-in capital	438,864	436,697
Retained earnings	25,943	5,257
Accumulated other comprehensive income (loss)	207	(316)
Noncontrolling interest	5,097	—
Total equity	470,117	441,642
Total Liabilities and Equity	$937,151	$929,437
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except for share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental revenue	$105,624	$15,134	$—
Restaurant revenue	18,394	18,322	17,695
Total revenues	124,018	33,456	17,695
Operating expenses:
General and administrative	10,977	1,856	—
Depreciation and amortization	20,577	3,758	863
Restaurant expenses	17,853	16,996	16,942
Interest expense	14,828	2,203	—
Total operating expenses	64,235	24,813	17,805
Other income	97	—	—
Realized gain on sale, net	16,623	—	—
Income (loss) before income tax	76,503	8,643	(110)
(Provision for) benefit from income tax	80,347	(2,944)	142
Net income	156,850	5,699	32
Net income attributable to noncontrolling interest	(41)	—	—
Net Income Available to Common Shareholders	$156,809	$5,699	$32

Basic net income per share:	$2.75	$0.92	NA
Diluted net income per share:	$2.63	$0.91	NA
Weighted average number of common shares outstanding:
Basic	56,984,561	6,206,375	NA
Diluted	59,568,067	6,263,921	NA
Dividends declared per common share	$0.9700	NA	NA
NA – not applicable

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$156,850	$5,699	$32
Realized and unrealized loss on hedging instruments	540	(316)	—
Comprehensive income	157,390	5,383	32
Less: comprehensive income attributable to noncontrolling interest	(58)	—	—
Comprehensive Income Attributable to Common Shareholders	$157,332	$5,383	$32

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Parent Company Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2013	—	$—	$—	$9,872	$—	$—	$—	$9,872
Net income	—	—	—	32	—	—	—	32
Net transfers to parent	—	—	—	(906)	—	—	—	(906)
Balance at December 31, 2014	—	—	—	8,998	—	—	—	8,998
Contribution in connection with Spin-Off	—	—	436,697	(8,998)	(442)	—	—	427,257
Issuance of common stock in connection with Spin-Off	42,741,995	4	—	—	—	—	—	4
Net income	—	—	—	—	5,699	—	—	5,699
Realized and unrealized gain (loss) on derivative instruments	—	—	—	—	—	(316)	—	(316)
Balance at December 31, 2015	42,741,995	4	436,697	—	5,257	(316)	—	441,642
Issuance of OP units	—	—		—	—	—	5,039	5,039
Net income	—	—	—	—	156,809	—	41	156,850
Realized and unrealized gain on derivative instruments	—	—	—	—	—	523	17	540
Earnings and profits distribution	17,085,566	2	(2)	—	(78,076)	—	—	(78,076)
Dividends paid and declared on common stock	—	—	—	—	(58,047)	—	—	(58,047)
ATM proceeds, net of issuance costs	32,513	—	640	—	—	—	—	640
Stock-based compensation, net	63,483	—	1,529	—	—	—	—	1,529
Balance at December 31, 2016	59,923,557	$6	$438,864	$—	$25,943	$207	$5,097	$470,117

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows - operating activities
Net income attributable to common shareholders	$156,850	$5,699	32
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,577	3,758	863
Stock based compensation expense	1,550	101	117
(Gain) loss on sale of real estate, net	(16,623)	25	15
Amortization of financing costs	1,593	265	—
Deferred income taxes	(80,685)	1,195	(194)
Changes in assets and liabilities:
Deferred rent asset	(10,095)	(1,500)	—
Deferred rental revenue	34	7,940	—
Other assets and liabilities	(2,262)	4,210	128
Net cash provided by operating activities	70,939	21,693	961
Cash flows - investing activities
Purchases of real estate investments	(83,263)	(556)	(55)
Proceeds from sale of real estate investments	24,091	—	—
Advance deposits on acquisition of operating real estate	(150)	—	—
Net cash used in investing activities	(59,322)	(556)	(55)
Cash flows - financing activities
Proceeds from term loan borrowings	—	400,000	—
Proceeds from revolving credit facility	45,000	—	—
Proceeds from equity issuance (ATM), net of issuance costs	640	—	—
Payment of financing costs	—	(7,964)	—
Net distribution to Darden related to the Spin-Off	—	(314,985)	—
Predecessor transfers to parent	—	(122)	(906)
Payment of dividend to shareholders	(121,604)	—	—
Repayment of debt	(7,083)	—	—
Net cash (used in) provided by financing activities	(83,047)	76,929	(906)
Net change in cash	(71,430)	98,066	—
Cash and cash equivalents, beginning of year	98,073	7	7
Cash and cash equivalents, ending of year	$26,643	$98,073	$7
Supplemental cash flow information
Dividend payable	$14,519	$—	$—
Cash interest paid	13,493	982	—
Cash paid for income taxes	2,168	—	—
Non - cash investing and financing activities:
Real estate investments, net acquired through Spin-Off	$—	$820,196	$—
Debt assumed in purchase of real estate investments	7,083	—	—
Other assets acquired through Spin-Off at carrying value	—	144	—
Other liabilities assumed through Spin-Off at carrying value	—	77,972	—
Change in fair value of derivative instruments	1,149	(316)	—
Operating partner units issued in exchange for real estate investments	5,039	—	—
Value of shares issued in connection with E&P distribution	277,470	—	—
The accompanying notes are an integral part of this financial statement.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION
Four Corners Property Trust, Inc. (together with its subsidiaries, “FCPT”) is an independent, publicly traded, self-administered company, primarily engaged in the ownership, acquisition and leasing of restaurant properties. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are the initial and substantial limited partner. Our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner.
FCPT was incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc., (together with its consolidated subsidiaries “Darden”), for the purpose of owning, acquiring and leasing properties on a triple-net basis, for use in the restaurant and related food service industries. On November 9, 2015, Darden completed a spin-off of FCPT whereby Darden contributed to us 100% of the equity interest in entities that own 418 properties (the “Properties” or “Property”) in which Darden operates restaurants, representing five of their brands, and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) along with the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash. Subsequently, Darden distributed all of our outstanding shares of common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U. S. federal income tax purposes, except for cash paid in lieu of fractional shares.
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
Any references to “the Company,” “we,” “us,” “our” or “the Successor” refer to FCPT as an independent, publicly traded, self-administered company. Any references to the Kerrow Restaurant Operating Business refer to it as owned by Darden and for all periods prior to November 9, 2015 and as owned by us for periods subsequent to November 9, 2015.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated and combined financial statements include the accounts of FCPT and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Noncontrolling Interest
Noncontrolling interest represents the aggregate limited partnership interests in FCPT OP held by third parties. In accordance with GAAP, the noncontrolling interest of FCPT OP is shown as a component of equity on our consolidated balance sheets, and the portion of income (loss) allocable to third parties is shown as net income (loss) attributable to noncontrolling interest in our consolidated and combined statements of operations and consolidated statements of comprehensive income. The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. Accordingly, the Company has determined that the common OP units meet the requirements to be classified as permanent equity. A reconciliation of equity attributable to noncontrolling interest is disclosed in our consolidated statements of equity.
Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. For the years ended December 31, 2016 and 2015, we have conformed the prior presentation of the Kerrow Restaurant Operating Business to the current format for comparability purposes.
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
Real Estate Investments
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-four years using the straight-line method. Leasehold improvements, which are reflected on our balance sheets as a component of buildings, within land, buildings and equipment, net, are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying statements of comprehensive income.
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
Acquisition of Real Estate
Prior to the fourth quarter of 2016, the Company evaluated the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. As the Company acquired only real estate investments with triple-net leases, it determined there are no inputs or processes associated with the acquired assets and the investments should be accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.
In the fourth quarter of 2016, the Company adopted ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provided additional guidance for determining whether transactions should be accounted for as asset acquisitions or business combinations. The Company evaluated the acquisitions and concluded that the land, building, site improvements, and in-places leases (if any) were a single asset. The building and property improvements are attached to the land

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset, the acquisitions do not qualify as a business and are accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.
The Company allocates the purchase price (including acquisition and closing costs) of real estate acquisitions to land, building, and site improvements based on their relative fair values. In making estimates of fair values for this purpose, the Company uses a third-party specialist that obtains various information about each property, including the pre-acquisition due diligence and leasing activities of the Company.
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below market lease intangibles are generally amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company believes it is likely the tenant will exercise the renewal option. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairment loss in the Company’s consolidated statements of operations.
Impairment of Long-Lived Assets
Land, buildings and site improvements and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
Notes Payable
Notes payable are carried at their unpaid principal balance, net of deferred financing costs. This long-term debt is unsecured and interest is paid monthly until it is paid in whole or matures at a future date.
Deferred Financing Costs
Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. These costs are presented as a direct deduction from their related liabilities on the balance sheets.
Revenue Recognition
Rental revenue
For those triple-net leases that provide for periodic and determinable increases in base rent, base rental revenue is recognized on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable. Taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental income in our consolidated and combined statements of income.
For those leases that provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met, the increased rental revenue is recognized as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
Restaurant revenue
Restaurant revenue represents food and beverage product sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales is recognized when food and beverage products are sold. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our consolidated and combined statements of income.
See Application of New Accounting Standards below for discussion of the application of ASU 2014-09.
Restaurant Expenses
Restaurant expenses include restaurant labor, general and administrative expenses, and food and beverage costs. Food and beverage costs include inventory, warehousing, related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned. For expenses incurred prior to November 9, 2015, advance payments were made to Darden by the vendors based on estimates of volume to be purchased from the vendors and the terms of the agreement. As we made purchases from the vendors each period, Darden allocated the pro rata portion of allowances earned by us. We recorded these allowances as a reduction of food and beverage costs in the period earned. We considered the allocation methodology and results to be reasonable for the periods prior to November 9, 2015.
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
We were taxed as a C corporation and paid U.S. federal corporate income taxes for our taxable year ending December 31, 2015 and all prior periods. The Kerrow Restaurant Operating Business is a taxable REIT subsidiary and will continued to be taxed as a C corporation.
We provide for federal and state income taxes currently payable as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal income tax credits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
See Note 9 - Income Taxes for additional information.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Stock-Based Compensation
The Company’s stock-based compensation plan provides for the grant of restricted stock awards (“RSAs”), deferred stock units (“DSUs”), performance-based awards (including performance stock units (“PSUs”)), dividend equivalents, restricted stock units (“RSUs”), and other types of awards to eligible participants. Dividend equivalents rights (“DEUs”) are earned during the vesting period and received upon vesting of award. Upon forfeiture of an award, DEUs earned during the vesting period are also forfeited. We classify stock-based payment awards either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight-line basis over their vesting periods, which range between one and five years, less estimated forfeitures. No compensation cost is recognized for awards for which employees do not render the requisite services.
See Note 11 - Stock-based Compensation for additional information.
Earnings Per Share
Basic earnings per share (“EPS”) are computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income allocated to common shareholders represents net income less income allocated to participating securities. At December 31, 2016, none of the Company’s equity awards qualified as participating securities.
See Note 10 - Equity for additional information.
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
Parent Company Equity
Parent company equity in our consolidated and combined statements of changes in equity represents Darden’s historical investment in us, our accumulated net income after taxes, and the net effect of transactions with, and allocations from Darden.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We do not expect adoption of this guidance to have a material impact on our consolidated and combined financial statements or related disclosures.
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
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. We do not expect adoption of this guidance to have a material impact on our consolidated and combined financial statements or related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. We adopted ASU 2017-01 in the fourth quarter of 2016.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden is the sole tenant of the Properties, which constitute approximately 88% of the properties we own. In addition, Darden Restaurants, Inc. has guaranteed the obligations of the tenants under substantially all of the Leases entered into in respect of the Properties. As our revenues predominately consist of rental payments under the Leases, we are dependent on Darden for substantially all of our leasing revenues. The audited financial statements for Darden can be found in the Investor Relations section at www.darden.com.
We also are subject to concentration risk in terms of the restaurant brands that operate the Properties. With 475 locations in our portfolio, Olive Garden brand restaurants comprise approximately 63% of the Properties and approximately 70% of the revenues receive under the Leases, based on the total number of locations leased. Our properties are located in 44 states with concentrations of 10% or greater in two states, Florida (12%) and Texas (11%).
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2016, our exposure to risk related to our derivative instruments totaled $837 thousand, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash and the $305 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
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
The costs allocated to us were made on the basis of operating weeks, net sales or other relevant measures. Corporate expense allocations primarily relate to centralized corporate functions, including advertising, finance, accounting, treasury, tax, legal, internal audit, human resources, facilities, risk management functions, employee benefits and stock based compensation (except for specifically identified stock-based compensation benefits discussed in Note 9 - Stock-Based Compensation). In addition, corporate expenses include, among other costs, maintenance of existing software, technology and websites, development of new or improved software technology, professional fees for legal, accounting, and financial services, non-income taxes and expenses related to litigation, investigations, or similar matters. Corporate expenses allocated to us were $0.9 million for the year ended December 31, 2015 and $1.2 million for the year ended December 31, 2014 and have been included within restaurant expenses in our combined statements of comprehensive income. All of the corporate allocations of costs are deemed to have been incurred and settled through parent company equity in the period where the costs were recorded. Following the Spin-Off, we have performed these functions using our own resources or purchased services. For an interim period, however, some of these functions were continue to be provided by Darden under transition services agreements. During 2015, Darden earned $110 thousand under the transition services agreements.
Subsequent to the Spin-Off on November 9, 2015, Darden is no longer a related party.

NOTE 5 – REAL ESTATE INVESTMENTS, NET
Real Estate Investments
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to triple-net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business is summarized as follows:

	December 31,
(In thousands)	2016	2015
Land	$421,941	$404,812
Buildings and improvements	916,444	851,967
Equipment	139,180	140,451
Total gross real estate investments	1,477,565	1,397,230
Less: accumulated depreciation	(583,307)	(568,539)
Total Real Estate Investments, Net	$894,258	$828,691
Operating Leases
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. Because lease renewal periods are exercisable at the option of the lessee, the table presents future minimum lease payments due during the initial lease term only.

December 31,
(In thousands)	2016
2017	$100,973
2018	102,369
2019	103,857
2020	105,349
2021	106,797
Thereafter	1,005,191
Total Future Minimum Rentals	$1,524,536
NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEET
Other Assets
The components of other assets were as follows:

	December 31,
(In thousands)	2016	2015
Intangibles lease assets	$1,772	$—
Prepaid acquisition costs	717	—
Prepaid assets	614	689
Inventories	202	198
Accounts receivable	162	70
Other	352	51
Total Other Assets	$3,819	$1,008

Lease Intangibles, Net
The following table details lease intangible assets, net of accumulated amortization, which are included in Other Assets on our consolidated balance sheets:

(In thousands)	December 31, 2016
In-place leases	$1,809
Less: accumulated amortization	(37)
Intangible Lease Assets, Net	$1,772
The value of in-place leases amortized and included in depreciation and amortization expense was $37 thousand for the year ended December 31, 2016. There were no above or below market intangible assets or liabilities at December 31, 2016.
Based on the balance of intangible assets at December 31, 2016, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows:

(In thousands)	December 31, 2016
2017	$204
2018	165
2019	165
2020	160
2021	138
Thereafter	940
Total	$1,772
Other Liabilities
The components of other liabilities were as follows:

	December 31,
(In thousands)	2016	2015
Accrued compensation	$1,296	$465
Accrued interest expense	1,134	959
Accrued operating expenses	759	915
Accounts payable	726	922
Deferred rent	634	580
Other	901	2,354
Total Other Liabilities	$5,450	$6,195
NOTE 7 – NOTES PAYABLE
On November 9, 2015, immediately preceding the consummation of the Spin-Off, we entered into the Revolving Credit and Term Loan Agreement (the “Loan Agreement”) that provides for borrowings of up to $750 million and consists of (1) a $400 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350 million revolving credit facility that provides for loans and letters of credits and matures on November 9, 2019. The revolving credit facility provides for a letter of credit sub-limit of $45 million.
The Loan Agreement is a syndicated credit facility that contains an accordion feature such that the aggregate principal amount of the revolving credit facility or term loan can be increased by an additional $250 million to an amount not to exceed $1.0 billion in the aggregate, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amounts.
The obligations under the Loan Agreement are secured by a pledge of Four Corners OP’s ownership interests in substantially all of its material subsidiaries, subject to certain exceptions, and are guaranteed, on a joint and several basis, by substantially all of FCPT OP’s material subsidiaries and FCPT, subject to certain exceptions. The collateral will be released if, as a result of growth in the value of our assets following the Spin-Off, the aggregate asset growth capitalization value (as defined in the Loan Agreement) exceeds $300.0 million. The Loan Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, contain obligations to maintain REIT status, and restrict, subject to certain exceptions, the incurrence of debt and liens, the consummation of certain mergers, consolidations and asset sales, the making of distributions and other restricted payments, and entering into transactions with affiliates. In addition, Four Corners OP will be required to comply with the following financial covenants (all terms as defined in the Loan Agreement): (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value; (4) minimum fixed charge coverage ratio of 1.75 to 1.00; (5) minimum consolidated tangible net worth; (6) unhedged floating rate debt not to exceed 50% of all indebtedness; (7) maximum unencumbered leverage ratio not to exceed 60%; and (8) minimum unencumbered debt service coverage ratio of 1.50 to 1.00.
The Loan Agreement also contains customary events of default including, without limitation, payment defaults, violation of covenants cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default will limit the ability of FCPT and FCPT to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders under the Loan Agreement with respect to the collateral.
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
Immediately preceding the Spin-Off, we drew down the full amount of the term loan using a portion of the proceeds to pay Darden $315 million in connection with the Spin-Off. The remainder of the proceeds has been used to pay all of the cash portion of the purging distribution required in connection with qualifying as a REIT, for working capital purposes and for general corporate purposes.
On November 9, 2016, the Company acquired certain real estate investments subject to the assumption of the seller’s mortgage note of approximately $7.1 million. Contemporaneously with the acquisition, the Company repaid this mortgage obligation. Based on prevailing rates at the acquisition date, the fair value of the assumed debt approximated its contract value.
At December 31, 2016, the unamortized deferred financing costs were $6.1 million and the weighted average interest rate on the term loan was 2.36%. At December 31, 2015, the unamortized deferred financing costs were $7.7 million. During the years ended December 31, 2016 and 2015, amortization of deferred financing costs was $1.59 million and $265 thousand, respectively. As of December 31, 2016, there was $45 million of outstanding borrowings under the revolving credit facility, with a weighted average interest rate of 2.46%, and no outstanding letters of credit.
On November 10, 2015, we entered into two interest rate swaps pursuant to an International Swaps and Derivatives Association Master Agreement with J.P. Morgan Chase Bank, N.A. to economically hedge its exposure in cash flows associated with its variable rate debt obligations described above. One swap has a fixed notional value of $200 million that matures on November 9, 2018, where the fixed rate paid by Four Corners OP is equal to 1.16% and the variable rate received resets monthly to the one month LIBOR rate. The second swap has a fixed notional value of $200 million that matures on November 9, 2020, where the fixed rate paid by Four Corners OP is equal to 1.56% and the variable rate received resets monthly to the one month LIBOR rate. These hedging agreements were not entered into for trading purposes and have been designated as cash flow hedges. Changes in the effective portion of the fair value of these hedges will be recorded as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affect earnings. Changes in the fair value of the ineffective portion of these hedges are recorded in earnings.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the period November 9, 2015 through December 31, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2016 and 2015, we recorded approximately $792 thousand and $3 thousand, respectively, of hedge ineffectiveness in earnings attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2017 an additional $1.76 million will be reclassified to earnings as an increase to interest expense.
As of December 31, 2016, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional
Interest Rate Swaps	2	$400,000,000
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the year ending December 31, 2016 we did not have any derivatives that were not designated as hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2016 and 2015.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at December 31,		Balance Sheet Location	Fair Value at December 31,
(Dollars in thousands)		2016	2015		2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$837	$165	Derivative liabilities	$—	$477
Total		$837	$165		$—	$477
Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our derivative financial instruments on the statements of comprehensive income for the years ending December 31, 2016 and 2015.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
Interest rate swaps
Year Ended December 31, 2016	$(3,226)	Interest expense	$(3,765)	Interest expense	$792
Year Ended December 31, 2015	(938)	Interest expense	(622)	Interest expense	3
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2016 and 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

Offsetting of Derivative Assets
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets			Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2016	$837	$—	$837	$—	$—	$837
December 31, 2015	165	—	165	(165)	—	—

Offsetting of Derivative Liabilities
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities			Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2016	$—	—	$—	$—	$—	$—
December 31, 2015	477	—	477	(165)	—	312
Credit-risk-related Contingent Features
The agreement with our derivative counterparty contains a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2016, the fair value of derivatives in an asset position related to these agreements was approximately $837 thousand. As of December 31, 2016, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at December 31, 2016, we would have received the termination value of approximately $837 thousand.
NOTE 9 – INCOME TAXES
Our operating results, prior to November 9, 2015 were included in Darden’s consolidated U.S. federal and one state income tax return. For purposes of the consolidated financial statements, income tax expense and benefit, and deferred tax balances have been recorded as if we filed tax returns on a stand-alone basis separate from Darden. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and a stand-alone enterprise for the periods presented. Income taxes currently receivable are deemed to have been remitted to Darden, in cash, in the period the receivable arose had we been a separate taxpayer.
The components of income (loss) before income taxes and the provision for income taxes and benefit thereon were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Income (loss) before income tax	$76,503	$8,643	$(110)
The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current:
Federal	$29	$1,502	$33
Current state and local	317	247	19
Total current	346	1,749	52
Deferred:
Federal deferred	(74,876)	1,133	(194)
State deferred	(5,817)	62	—
Total deferred	(80,693)	1,195	(194)
Total Income Tax Expense (Benefit)	$(80,347)	$2,944	$(142)
Income taxes receivable settled through the Predecessor’s parent company equity were as follows:

	Year Ended December 31,
(In thousands)	2015	2014
Income taxes receivable settled through parent company equity	$35	$53
Income taxes payable	1,713	—
As we were in a tax receivable position for the year ended December 31, 2014, no income taxes were paid.
The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
U.S. statutory rate	35.0%	34.0%	34.0%
Current benefit or REIT election (1)	(140.4)	—	—
State and local income taxes, net of federal tax benefits	0.5	2.6	(11.4)
Benefit of federal income tax credits	(0.1)	(0.3)	177.1
Valuation allowance	—	(0.6)	(29.3)
Permanent differences	—	0.2	(41.3)
Effective Income Tax Rate	(105.0)%	35.9%	129.1%
(1)    The portion of the current benefit attributable to the REIT election is105.4%.
The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2016	2015	2014
Compensation and employee benefits	$67	$200	$171
Charitable contribution and credit carryforwards	—	—	370
Valuation allowance - carryforward items	—	—	(140)
Lease payable	205	—	—
UNICAP	20	8	4
Gross deferred tax assets	292	208	405
Prepaid expenses	—	(252)
Straight-line rent	—	(549)
Buildings and equipment (1)	(488)	(80,288)	(1,400)
Gross deferred tax liabilities	(488)	(81,089)	(1,400)
Net Deferred Tax Liabilities	$(196)	$(80,881)	$(995)
(1)    Theses buildings and equipment relate to the Kerrow Restaurant Operating Business.
NOTE 10 – EQUITY
Preferred Stock
At December 31, 2016, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding.
Common Stock
At December 31, 2016 the Company was authorized to issue 500,000,000 shares of $0.0001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. As of December

31, 2016, there were 59,923,557 shares of the Company's common stock issued and outstanding.
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
The Company reflects dividends, including those paid in shares, that would otherwise result in negative retained earnings as a reduction to additional paid-in capital. As a result, approximately $269.5 million was reflected as a charge to additional paid-in capital related to the distribution above. For calculation of diluted earnings per share, these shares were assumed to have been issued on January 7, 2016.
On April 15, 2016, we paid a cash dividend of $0.2425 per share, or $14.5 million. On July 15, 2016, we paid a cash dividend of $0.2425 per share, or $14.5 million. On October 15, 2016 we paid a dividend of $0.2425 per share, or $14.5 million. In December 2016, we declared a dividend of $0.2425 per share, which was paid in January 2017 to common stockholders of record as of December 30, 2016.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company entered into an “At-the-Market” (“ATM”) sales agreement under which the Company could, at its discretion, sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the NYSE Stock Market (the “Sales Agreement”) through broker-dealers. Through December 31, 2016, we sold 32,513 shares under the ATM offerings at a weighted-average selling price of $20.01 per share, for net proceeds of approximately $641 thousand under the Sales Agreement.
Noncontrolling Interest
During 2016, FCPT OP issued 274,744 OP units as part of the consideration for the acquisitions of ten properties. Generally, common OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the Common OP Units held by such limited partner. At the Company’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions.
As of December 31, 2016, FCPT is the owner of approximately 99.5% of FCPT’s OP units. The remaining 0.5%, or 274,744, of FCPT’s OP units are held by an unaffiliated limited partners. No distributions were paid to limited partners during the year ended December 31, 2016.

Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
(In thousands except share and per share data)	2016	2015
Average common shares outstanding – basic	56,984,561	6,206,375
Effect of dilutive stock based compensation	16,003	57,546
Net effect of shares issued with respect to E&P dividend	2,567,503	—
Average common shares outstanding – diluted	59,568,067	6,263,921
Net income	$156,850	$5,699
Basic net earnings per share	$2.75	$0.92
Diluted net earnings per share	$2.63	$0.91
For the year ended December 31, 2016, the number of outstanding equity awards that were anti-dilutive totaled 149,943. There were no anti-dilutive shares for the year ended December 31, 2015. Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the year ended December 31, 2016 were 39,785.
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
NOTE 11 – STOCK-BASED COMPENSATION
On October 20, 2015, the Board of Directors of Four Corners adopted, and Four Corners’ sole shareholder, Rare Hospitality International, Inc., approved, the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards of nonqualified stock options, stock appreciation rights, RSAs, RSUs, DSUs, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards

(each, an “Award” and collectively, the “Awards”) to eligible participants. Subject to adjustment, the maximum number of shares of stock reserved for issuance under the Plan is equal to 2,100,000 shares.
The Plan will terminate on the first to occur of (a) October 20, 2025, which is the tenth anniversary of the effective date of the Plan, (b) the date determined in accordance with the Board’s authority to terminate the Plan, or (c) the date determined in accordance with the provisions of the Plan addressing the effect of a Change in Control (as defined in the Plan). Upon such termination of the Plan, all outstanding Awards will continue to have full force and effect in accordance with the provisions of the terminated Plan and the applicable award agreement (or other documents evidencing such Awards).
At December 31, 2016, 1,902,849 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $3.12 million at December 31, 2016 as shown in the following table.
Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Units	Total
Unrecognized compensation cost at January 1, 2016	$1,483	$—	$—	$1,483
Equity grants	285	882	2,020	3,187
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(674)	(257)	(619)	(1,550)
Unrecognized Compensation Cost at December 31, 2016	$1,094	$625	$1,401	$3,120
RSUs
RSUs are granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.
The following table summarizes the activities related to RSUs for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	57,546	$23.40	—	$—
Units granted	14,285	19.95	57,546	23.40
Units vested	(6,624)	23.40	—	—
Units forfeited	—	—	—	—
Outstanding at End of Period	65,207	22.64	57,546	23.40
Expenses related to RSUs were $674 thousand and $16 thousand for the years ended December 31, 2016 and 2015, respectively. This cost will be recognized over a weighted average period of less than two years. Restrictions on shares of restricted stock outstanding lapse through 2019. The Company expects all RSUs to vest.

RSAs
The following table summarizes the activities related to RSAs for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	—	$—	—	$—
Units granted	53,589	16.55	—	—
Units vested	—	—	—	—
Units forfeited	(309)	16.17	—	—
Outstanding at End of Period	53,280	16.55	—
Expenses related to RSAs were $257 thousand for the year ended December 31, 2016. This cost will be recognized over a weighted average period of less than two years. Restrictions on shares of RSAs outstanding lapse through 2019. The Company expects all RSAs to vest.
PSUs
During the year ended December 31, 2016, there were 72,040 PSUs as well as dividend equivalent rights, granted under the Plan. The performance period of this grant runs from January 1, 2016 through December 31, 2018. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.
During the year ended December 31, 2016, PSUs were granted at a weighted average fair values of $28.05 per unit. During the year ended December 31, 2016, there were no target number of PSUs forfeited due to employee departures. The Company expects all PSUs to vest.
The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and the range of performance-based vesting based on total stockholder return over three years from the grant date. For the 2016 PSU grant, the Company used an implied volatility assumption of 19.3% (based on historical volatility), risk free rates of 0.54% and 0.91% (the one-year and three-year Treasury rates on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs).
Expenses related to PSUs were $619 thousand for the year ended December 31, 2016.
NOTE 12 – FAIR VALUE MEASUREMENTS
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$837	$—	$837
Total	$—	$837	$—	$837

Liabilities
Derivative liabilities	$—	$—	$—	$—
Total	$—	$—	$—	$—

December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$165	$—	$165
Total	$—	$165	$—	$165

Liabilities
Derivative liabilities	$—	$477	$—	$477
Total	$—	$477	$—	$477
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2016 were classified as Level 2 of the fair value hierarchy.

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

December 31, 2016
(In thousands)	Carrying Value	Fair Value
Liabilities
Note payable, excluding deferred offering costs	$445,000	$445,309
The fair value of the note payable is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Rentals
Rent expense on ground leases, under which our Kerrow subsidiary is lessee to third-party owners, was $466 thousand, $441 thousand, and $441 thousand for the years ended December 31, 2016, 2015, and 2014, respectively. Rent expense at FCPT was $154 thousand and $18 thousand for the years ended December 31, 2016 and 2015, respectively.
The annual future lease commitments under non-cancelable operating leases for each of the five years subsequent to December 31, 2016 and thereafter is as follows:

(In thousands)	December 31, 2016
2017	$515
2018	518
2019	407
2020	280
2021	97
Thereafter	—
Total Future Lease Commitments	$1,817
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
NOTE 14 – SEGMENTS
During 2016 and 2015, we operated in two segments: real estate operations and restaurant operations. Prior to the Spin-Off transaction on November 9, 2015, we operated in one segment, restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

The following tables present financial information by segment for the years ended December 31, 2016 and 2015.
For the Year Ended December 31, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$105,624	$—	$—	$105,624
Intercompany rental income	389	—	(389)	—
Restaurant revenues	—	18,394	—	18,394
Total revenues	106,013	18,394	(389)	124,018
Operating expenses:
General and administrative	10,977	—	—	10,977
Depreciation and amortization	19,933	644	—	20,577
Restaurant expenses	—	18,242	(389)	17,853
Interest expense	14,828	—	—	14,828
Total operating expenses	45,738	18,886	(389)	64,235
Other income	97	—	—	97
Realized gain on sale, net	16,623	—	—	16,623
Income before provision for income taxes	76,995	(492)	—	76,503
Provision for income taxes	80,409	(62)	—	80,347
Net income	157,404	(554)	—	156,850
Net income attributable to noncontrolling interest	(41)	—	—	(41)
Net Income Available to Common Shareholders	$157,363	$(554)	$—	$156,809
For the Year Ended December 31, 2015

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$15,134	$—	$—	$15,134
Intercompany rental income	65	—	(65)	—
Restaurant revenues	—	18,322	—	18,322
Total revenues	15,199	18,322	(65)	33,456
Operating expenses:
General and administrative	1,856	—	—	1,856
Depreciation and amortization	2,953	805	—	3,758
Restaurant expenses	—	17,061	(65)	16,996
Interest expense	2,203	—	—	2,203
Total operating expenses	7,012	17,866	(65)	24,813
Other income	—	—	—	—
Realized gain on sale, net	—	—	—	—
Income before provision for income taxes	8,187	456	—	8,643
Provision for income taxes	(2,942)	(2)	—	(2,944)
Net Income	$5,245	$454	$—	$5,699

The following table presents supplemental information by segment at December 31, 2016 and 2015.
December 31, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,460,967	$16,598	$1,477,565
Accumulated depreciation	(577,392)	(5,915)	(583,307)
Total real estate investments, net	883,575	10,683	894,258
Cash and cash equivalents	24,412	2,231	26,643
Total assets	923,747	13,404	937,151
Notes payable, net of deferred financing costs	438,895	—	438,895
Deferred tax liability	—	196	196
December 31, 2015

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,380,663	$16,567	$1,397,230
Accumulated depreciation	(563,268)	(5,271)	(568,539)
Total real estate investments, net	817,395	11,296	828,691
Cash and cash equivalents	95,873	2,200	98,073
Total assets	915,543	13,894	929,437
Notes payable, net of deferred financing costs	392,302	—	392,302
Deferred tax liability	80,881	—	80,881

NOTE 15 – SUBSEQUENT EVENTS
On February 14, 2017, FCPT OP, FCPT and certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto entered into a second amendment (the “Loan Agreement Amendment”) to the Loan Agreement, for the purpose of, among other things, permitting an incurrence of additional unsecured debt in an aggregate principal amount of at least $50 million. The Loan Agreement Amendment further provides that, upon the incurrence of such additional unsecured debt, (A) all pledges of equity interests that secure the Loan Agreement, and all subsidiary guarantees of the Loan Agreement, will be released and (B) the financial covenant requirements in relation to maximum leverage and minimum debt service coverage will be adjusted in the manner set forth in the Loan Agreement Amendment. In addition, the Loan Agreement Amendment increases the minimum Consolidated Tangible Net Worth requirement from $845.7 million to $868.9 million. The Loan Agreement Amendment also contains customary representations and warranties by FCPT OP.
In the first quarter through February 27, 2017, the Company invested $14.8 million in acquisitions of eight restaurant properties located in six states. These properties are 100% occupied under triple-net leases with a weighted average lease term of 12.1 years. The Company funded the acquisitions with cash on hand and the issuance of 174,576 OP units. The Company anticipates accounting for these acquisitions as asset acquisitions in accordance with GAAP. There were no contingent liabilities associated with these transactions at December 31, 2016.

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)	January 1, 2016 - March 31, 2016	April 1, 2016 - June 30, 2016	July 1, 2016 - September 30, 2016	October 1, 2016 - December 31, 2016
Revenues:
Rental revenue	$26,192	$26,192	$26,363	$26,877
Restaurant revenue	4,859	4,701	4,443	4,391
Total revenues	31,051	30,893	30,806	31,268
Operating expenses:
General and administrative	3,317	2,508	2,608	2,545
Depreciation and amortization	5,187	5,101	5,059	5,230
Restaurant expense	4,698	4,593	4,308	4,254
Interest expense	4,182	3,858	3,549	3,239
Total expenses	17,384	16,060	15,524	15,268
Other income	60	18	10	9
Realized gain on sale, net	—	—		16,623
Income Before Income Taxes	$13,727	$14,851	$15,292	$32,632
Earnings per share (1):
Basic	$1.95	$0.25	$0.25	$0.54
Diluted	1.61	0.25	0.25	0.54
Distributions declared per share	0.2425	0.2425	0.2425	0.2425

(1) Management has adjusted the Company’s first quarter 2016 basic and diluted earnings per share upward from amounts reported in the first quarter 2016 10-Q for immaterial errors of $0.37 and $0.04, respectively.  The errors relate to the determination of the date shares issued in connection with the Company’s purging distribution were considered ‘outstanding’ for basic and diluted earnings per share calculations.

(In thousands, except per share amounts)	January 1, 2015 - March 31, 2015	April 1, 2015 - June 30, 2015	July 1, 2015 September 30, 2015	October 1, 2015 - December 31, 2015
Revenues:
Rental revenue	$—	$—	$—	$15,134
Restaurant revenue	4,890	4,624	4,413	4,395
Total revenues	4,890	4,624	4,413	19,529
Operating expenses:
General and administrative	—	—	—	1,856
Depreciation and amortization	212	185	208	3,153
Restaurant expense	4,513	4,335	4,088	4,060
Interest expense	—	—	—	2,203
Total expenses	4,725	4,520	4,296	11,272
Income Before Income Taxes	$165	$104	$117	$8,257
Earnings per share:
Basic	NA	NA	NA	$0.85
Diluted	NA	NA	NA	0.84
Distributions declared per share	NA	NA	NA	NA
NA – not applicable

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Kissimmee, FL	$400	$710	$2	$—	$1,803	$615	$400	$2,513	$617	$3,530	$2,326	1985	8/5/1985	2 - 42
OG	Greenwood, IN	400	749	1	—	1,883	625	400	2,632	626	3,658	2,088	1985	7/15/1985	2 - 49
OG	Indianapolis, IN	333	755	15	—	1,839	541	333	2,594	556	3,483	1,901	1985	7/15/1985	2 - 49
OG	Las Vegas, NV	597	557	12	—	1,108	316	597	1,665	328	2,590	1,669	1986	3/31/1986	2 - 42
OG	Ocala, FL	470	416	11	—	2,112	383	470	2,528	394	3,392	1,920	1986	7/14/1986	2 - 48
OG	Huntsville, AL	317	719	1	—	1,092	338	317	1,811	339	2,467	1,634	1986	3/3/1986	2 - 36
OG	Granger, IN	220	650	15	—	1,309	348	220	1,959	363	2,542	1,965	1986	9/8/1986	2 - 42
OG	Toledo, OH	275	343	6	—	1,146	244	275	1,489	250	2,014	1,522	1986	9/15/1986	2 - 35
OG	Bradenton, FL	207	837	4	—	1,779	602	207	2,616	606	3,429	2,040	1986	11/3/1986	2 - 48
OG	Clearwater, FL	717	593	17	—	1,521	446	717	2,114	463	3,294	1,830	1986	12/2/1986	2 - 47
OG	Lakeland, FL	754	772	24	—	1,745	565	754	2,517	589	3,860	2,133	1987	3/16/1987	2 - 47
OG	Mesquite, TX	721	772	10	238	1,650	435	959	2,422	445	3,826	2,002	1987	7/20/1987	2 - 46
OG	North Richland Hills, TX	468	1,187	19	—	1,414	342	468	2,601	361	3,430	2,339	1986	12/15/1986	2 - 42
OG	Fort Worth, TX	654	626	29	—	1,273	403	654	1,899	432	2,985	1,769	1987	5/25/1987	2 - 46
OG	Indianapolis, IN	526	82	2	—	2,534	406	526	2,616	408	3,550	1,682	1987	7/20/1987	2 - 49
OG	Austin, TX	492	1,183	6	—	1,690	440	492	2,873	446	3,811	2,535	1987	1/12/1987	2 - 46
OG	Morrow, GA	446	813	10	—	1,448	423	446	2,261	433	3,140	2,168	1987	3/23/1987	2 - 42
OG	Fort Myers, FL	289	1,124	14	—	1,786	550	289	2,910	564	3,763	2,298	1987	5/25/1987	2 - 48
OG	Tulsa, OK	702	637	23	—	1,137	291	702	1,774	314	2,790	1,623	1987	6/22/1987	2 - 42
OG	Mobile, AL	698	872	31	—	1,209	479	698	2,081	510	3,289	1,818	1987	5/18/1987	2 - 42
OG	Canton, OH	275	834	8	—	829	426	275	1,663	434	2,372	1,653	1987	9/21/1987	2 - 40
OG	Bakersfield, CA	529	861	54	—	1,294	264	529	2,155	318	3,002	1,999	1987	5/25/1987	2 - 36
OG	Pinellas Park, FL	—	509	1	958	1,511	352	958	2,020	353	3,331	1,591	1987	9/28/1987	2 - 48
OG	Duluth, GA	675	906	18	351	1,247	313	1,026	2,153	331	3,510	1,993	1987	11/2/1987	2 - 42
OG	Middleburg Heights, OH	555	882	18	—	1,285	400	555	2,167	418	3,140	2,070	1988	3/7/1988	2 - 42
OG	Fairview Heights, IL	735	1,162	19	—	1,163	518	735	2,325	537	3,597	2,245	1988	5/9/1988	2 - 35
OG	Orlando, FL	—	894	6	1,585	1,792	614	1,585	2,686	620	4,891	2,516	1988	2/1/1988	2 - 42
OG	Sterling Heights, MI	855	1,158	32	—	984	403	855	2,142	435	3,432	2,180	1988	10/17/1988	2 - 37
OG	Reno, NV	—	639	29	1,215	1,581	560	1,215	2,220	589	4,024	2,276	1988	1/18/1988	2 - 35
OG	Akron, OH	577	1,048	6	—	879	281	577	1,927	287	2,791	1,730	1988	4/4/1988	2 - 40
OG	Grand Rapids, MI	—	959	14	749	753	288	749	1,712	302	2,763	1,703	1988	5/9/1988	2 - 35
OG	Montclair, CA	—	873	44	1,231	736	238	1,231	1,609	282	3,122	1,643	1988	9/5/1988	2 - 40
OG	Knoxville, TN	375	1,397	33	—	700	220	375	2,097	253	2,725	1,974	1988	3/14/1988	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Fairfield, OH	325	1,230	15	—	1,303	276	325	2,533	291	3,149	2,240	1988	3/21/1988	2 - 46
OG	Toledo, OH	—	891	38	652	726	201	652	1,617	239	2,508	1,640	1988	5/23/1988	2 - 35
OG	Lansing, IL	—	814	18	912	1,200	379	912	2,014	397	3,323	1,833	1988	6/20/1988	2 - 42
OG	Bloomington, MN	525	1,779	20	—	1,212	393	525	2,991	413	3,929	2,901	1988	6/28/1988	2 - 41
OG	Vernon Hills, IL	750	1,252	17	—	1,289	474	750	2,541	491	3,782	2,229	1988	10/24/1988	2 - 47
OG	Augusta, GA	402	803	6	—	1,118	470	402	1,921	476	2,799	1,766	1988	7/18/1988	2 - 47
OG	Chattanooga, TN	604	760	19	—	937	405	604	1,697	424	2,725	1,646	1988	6/6/1988	2 - 35
OG	Flint, MI	426	1,089	14	—	882	234	426	1,971	248	2,645	1,842	1988	9/5/1988	2 - 35
OG	Plantation, FL	888	982	27	—	1,189	392	888	2,171	419	3,478	1,891	1989	5/8/1989	2 - 42
OG	Livonia, MI	—	459	25	890	2,624	331	890	3,083	356	4,329	2,850	1988	8/1/1988	2 - 37
OG	Sarasota, FL	1,136	725	24	—	1,427	570	1,136	2,152	594	3,882	1,896	1988	10/10/1988	2 - 48
OG	Saginaw, MI	828	813	22	—	787	340	828	1,600	362	2,790	1,596	1989	7/31/1989	2 - 40
OG	Irving, TX	710	647	33	—	1,603	309	710	2,250	342	3,302	1,888	1988	8/22/1988	2 - 46
OG	Brandon, FL	700	967	24	—	1,566	577	700	2,533	601	3,834	2,097	1989	3/27/1989	2 - 47
OG	Columbus, OH	740	909	38	—	1,057	232	740	1,966	270	2,976	1,744	1988	11/14/1988	2 - 40
OG	North Olmsted, OH	931	1,060	63	—	925	343	931	1,985	406	3,322	1,805	1988	12/5/1988	2 - 40
OG	York, PA	555	931	31	—	1,048	462	555	1,979	493	3,027	1,890	1989	3/6/1989	2 - 42
OG	Oklahoma City, OK	280	1,043	58	—	1,095	371	280	2,138	429	2,847	1,752	1989	1/16/1989	2 - 42
OG	West Des Moines, IA	—	377	24	1,130	2,047	338	1,130	2,424	362	3,916	2,081	1988	12/12/1988	2 - 36
OG	San Antonio, TX	400	783	17	—	1,458	449	400	2,241	466	3,107	2,017	1989	2/13/1989	2 - 41
OG	Kennesaw, GA	754	824	32	—	1,233	390	754	2,057	422	3,233	1,704	1989	5/1/1989	2 - 47
OG	Portage, MI	325	1,290	32	—	892	266	325	2,182	298	2,805	1,990	1989	7/31/1989	2 - 35
OG	West Dundee, IL	828	1,167	32	—	964	325	828	2,131	357	3,316	1,962	1989	8/28/1989	2 - 40
OG	Saint Peters, MO	697	930	134	—	1,034	292	697	1,964	426	3,087	1,816	1989	7/3/1989	2 - 35
OG	San Antonio, TX	—	720	1	677	1,330	395	677	2,050	396	3,123	1,804	1989	5/22/1989	2 - 41
OG	Corpus Christi, TX	—	713	21	880	1,463	553	880	2,176	574	3,630	1,884	1989	7/3/1989	2 - 36
OG	Houston, TX	616	746	40	—	1,228	492	616	1,974	532	3,122	1,779	1989	7/10/1989	2 - 39
OG	Beaumont, TX	608	721	33	—	1,163	375	608	1,884	408	2,900	1,723	1989	8/14/1989	2 - 40
OG	Winter Haven, FL	—	832	49	563	1,673	543	563	2,505	592	3,660	2,150	1989	8/14/1989	2 - 47
OG	Southgate, MI	476	1,138	31	—	1,103	242	476	2,241	273	2,990	1,998	1990	1/22/1990	2 - 37
OG	Champaign, IL	521	1,158	26	—	1,009	343	521	2,167	369	3,057	2,017	1989	10/30/1989	2 - 35
OG	Orlando, FL	787	998	17	—	1,877	431	787	2,875	448	4,110	2,279	1990	1/29/1990	2 - 48
OG	Fort Wayne, IN	700	1,045	23	—	927	320	700	1,972	343	3,015	1,790	1989	12/11/1989	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Fargo, ND	313	864	20	—	680	264	313	1,544	284	2,141	1,453	1989	12/11/1989	2 - 40
OG	North Little Rock, AR	—	437	94	766	1,623	293	766	2,060	387	3,213	1,873	1989	10/30/1989	2 - 42
OG	Jacksonville, FL	—	755	39	905	1,137	487	905	1,892	526	3,323	1,784	1990	4/30/1990	2 - 42
OG	Las Vegas, NV	1,085	1,191	47	—	967	310	1,085	2,158	357	3,600	2,029	1990	3/26/1990	2 - 42
OG	Victorville, CA	603	985	31	—	888	271	603	1,873	302	2,778	1,620	1990	9/10/1990	2 - 42
OG	Naples, FL	992	677	40	—	1,201	526	992	1,878	566	3,436	1,755	1990	3/26/1990	2 - 40
OG	Rochester, NY	1,104	1,113	61	—	1,102	376	1,104	2,215	437	3,756	1,980	1990	5/14/1990	2 - 36
OG	Chesapeake, VA	506	863	44	—	1,046	344	506	1,909	388	2,803	1,824	1990	3/5/1990	2 - 40
OG	Maplewood, MN	556	1,009	86	—	1,126	250	556	2,135	336	3,027	2,029	1990	4/16/1990	2 - 40
OG	Fayetteville, NC	637	856	56	—	879	461	637	1,735	517	2,889	1,682	1990	2/26/1990	2 - 35
OG	Lynnwood, WA	875	1,132	66	—	855	316	875	1,987	382	3,244	1,804	1990	8/20/1990	2 - 35
OG	Columbia, MO	602	983	53	—	1,070	327	602	2,053	380	3,035	1,832	1990	6/4/1990	2 - 42
OG	Topeka, KS	701	812	18	—	1,658	381	701	2,470	399	3,570	2,045	1990	10/22/1990	2 - 47
OG	Wichita, KS	779	802	80	—	1,022	274	779	1,824	354	2,957	1,690	1990	10/1/1990	2 - 42
OG	Antioch, TN	—	811	61	892	628	241	892	1,439	302	2,633	1,407	1990	10/15/1990	2 - 40
OG	Greenfield, WI	956	802	29	114	1,174	295	1,070	1,976	324	3,370	1,777	1990	8/13/1990	2 - 42
OG	Orange City, FL	551	727	16	—	1,163	479	551	1,890	495	2,936	1,528	1990	10/29/1990	2 - 48
OG	Terre Haute, IN	560	1,128	34	—	872	355	560	2,000	389	2,949	1,826	1990	12/3/1990	2 - 35
OG	Richmond, VA	467	1,363	93	—	966	399	467	2,329	492	3,288	2,165	1990	9/17/1990	2 - 42
OG	Columbia, SC	613	782	35	—	1,055	230	613	1,837	265	2,715	1,608	1990	12/3/1990	2 - 42
OG	Talleyville, DE	737	1,278	95	—	805	377	737	2,083	472	3,292	2,075	1991	4/22/1991	2 - 40
OG	Littleton, CO	750	859	79	—	1,324	359	750	2,183	438	3,371	1,977	1991	1/21/1991	2 - 40
OG	Miami, FL	1,059	879	89	—	1,413	549	1,059	2,292	638	3,989	2,110	1991	1/28/1991	2 - 42
OG	Roseville, MN	754	1,106	90	—	784	178	754	1,890	268	2,912	1,688	1991	3/25/1991	2 - 40
OG	Colorado Springs, CO	—	690	87	571	2,173	415	571	2,863	502	3,936	2,585	1991	1/21/1991	2 - 41
OG	Aurora, CO	803	1,169	14	—	1,368	343	803	2,537	357	3,697	2,130	1991	4/1/1991	2 - 41
OG	Boise, ID	627	839	76	—	858	386	627	1,697	462	2,786	1,618	1991	4/29/1991	2 - 42
OG	Eastpointe, MI	897	1,367	75	—	598	244	897	1,965	319	3,181	1,841	1991	3/25/1991	2 - 40
OG	Parkersburg, WV	454	1,096	60	—	723	323	454	1,819	383	2,656	1,707	1991	2/11/1991	2 - 42
OG	Clovis, CA	489	796	62	—	787	300	489	1,583	362	2,434	1,558	1991	2/18/1991	2 - 42
OG	Dallas, TX	750	776	36	70	1,001	305	820	1,777	341	2,938	1,580	1991	2/25/1991	2 - 41
OG	Houston, TX	723	960	87	—	1,234	498	723	2,194	585	3,502	2,074	1991	5/20/1991	2 - 40
OG	Columbia, MD	1,283	1,199	92	—	1,020	297	1,283	2,219	389	3,891	2,046	1991	11/4/1991	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	McAllen, TX	803	857	76	—	1,160	476	803	2,017	552	3,372	1,707	1991	4/29/1991	2 - 42
OG	Jacksonville, FL	1,124	863	74	—	1,185	438	1,124	2,048	512	3,684	1,796	1991	8/12/1991	2 - 42
OG	Boardman, OH	675	993	48	—	1,208	329	675	2,201	377	3,253	2,038	1991	8/5/1991	2 - 38
OG	San Bernardino, CA	1,393	1,210	83	—	756	301	1,393	1,966	384	3,743	1,848	1992	3/9/1992	2 - 42
OG	West Melbourne, FL	983	953	22	—	1,390	578	983	2,343	600	3,926	1,949	1991	8/19/1991	2 - 47
OG	Houston, TX	627	947	68	—	1,084	435	627	2,031	503	3,161	1,893	1991	11/11/1991	2 - 40
OG	Palmdale, CA	679	1,080	109	—	1,093	315	679	2,173	424	3,276	1,887	1992	8/3/1992	2 - 39
OG	Woodbridge, VA	1,228	1,071	56	—	1,163	444	1,228	2,234	500	3,962	2,018	1992	2/3/1992	2 - 41
OG	Roanoke, VA	607	714	33	—	783	350	607	1,497	383	2,487	1,348	1991	12/9/1991	2 - 42
OG	Provo, UT	702	714	128	—	805	284	702	1,519	412	2,633	1,455	1991	11/11/1991	2 - 40
OG	Omaha, NE	315	1,230	51	—	1,642	341	315	2,872	392	3,579	2,161	1991	10/28/1991	2 - 42
OG	Pittsburgh, PA	1,125	1,170	65	—	1,202	279	1,125	2,372	344	3,841	2,000	1991	12/9/1991	2 - 38
OG	Harrisburg, PA	769	837	108	—	1,117	328	769	1,954	436	3,159	1,773	1991	12/9/1991	2 - 35
OG	Pineville, NC	1,018	972	71	—	950	281	1,018	1,922	352	3,292	1,802	1992	1/27/1992	2 - 42
OG	Palm Desert, CA	607	987	100	—	617	185	607	1,604	285	2,496	1,506	1992	1/27/1992	2 - 40
OG	Elkhart, IN	381	724	145	—	683	281	381	1,407	426	2,214	1,446	1992	2/3/1992	2 - 40
OG	Lafayette, LA	555	751	69	—	997	304	555	1,748	373	2,676	1,627	1992	1/27/1992	2 - 42
OG	Little Rock, AR	335	895	105	—	749	265	335	1,644	370	2,349	1,583	1992	3/9/1992	2 - 40
OG	Cincinnati, OH	842	953	107	—	986	344	842	1,939	451	3,232	1,857	1992	3/16/1992	2 - 38
OG	Myrtle Beach, SC	520	872	51	—	845	386	520	1,717	437	2,674	1,566	1992	3/16/1992	2 - 42
OG	Louisville, KY	492	1,571	76	—	869	254	492	2,440	330	3,262	2,104	1992	6/15/1992	2 - 42
OG	Highlands Ranch, CO	813	980	49	—	1,177	380	813	2,157	429	3,399	1,815	1992	5/11/1992	2 - 41
OG	Novi, MI	866	1,629	31	—	867	296	866	2,496	327	3,689	2,188	1992	5/25/1992	2 - 42
OG	Longview, TX	505	816	90	—	1,133	290	505	1,949	380	2,834	1,613	1993	2/22/1993	2 - 45
OG	Erie, PA	1,078	1,412	91	—	1,129	408	1,078	2,541	499	4,118	2,221	1992	11/2/1992	2 - 42
OG	Greensburg, PA	579	1,272	143	—	1,026	352	579	2,298	495	3,372	1,792	1992	8/31/1992	2 - 40
OG	Roswell, GA	838	897	79	—	764	339	838	1,661	418	2,917	1,593	1992	9/14/1992	2 - 40
OG	Clarksville, TN	302	771	101	—	443	207	302	1,214	308	1,824	1,167	1992	8/3/1992	2 - 38
OG	Green Bay, WI	453	789	97	—	675	260	453	1,464	357	2,274	1,461	1992	9/14/1992	2 - 40
OG	Cincinnati, OH	917	939	62	—	1,041	360	917	1,980	422	3,319	1,757	1992	8/17/1992	2 - 38
OG	Sioux Falls, SD	247	1,325	78	—	917	217	247	2,242	295	2,784	1,905	1992	9/7/1992	2 - 40
OG	Yakima, WA	—	1,296	124	409	568	294	409	1,864	418	2,691	1,895	1993	3/22/1993	2 - 40
OG	Harlingen, TX	453	803	107	—	1,013	426	453	1,816	533	2,802	1,444	1992	10/19/1992	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Chico, CA	984	923	95	—	850	308	984	1,773	403	3,160	1,569	1992	11/9/1992	2 - 40
OG	Las Vegas, NV	1,055	1,005	108	—	849	297	1,055	1,854	405	3,314	1,773	1992	12/14/1992	2 - 42
OG	Laurel, MD	1,241	1,552	121	—	1,403	388	1,241	2,955	509	4,705	2,639	1993	1/25/1993	2 - 42
OG	Arlington, TX	782	766	70	—	795	441	782	1,561	511	2,854	1,513	1993	3/29/1993	2 - 44
OG	Racine, WI	608	1,247	140	—	914	198	608	2,161	338	3,107	1,907	1993	2/1/1993	2 - 40
OG	Mesa, AZ	551	888	97	—	803	274	551	1,691	371	2,613	1,529	1993	4/12/1993	2 - 40
OG	Fort Collins, CO	809	1,105	97	—	1,011	350	809	2,116	447	3,372	2,006	1993	2/8/1993	2 - 41
OG	Raleigh, NC	855	877	76	—	855	318	855	1,732	394	2,981	1,661	1993	3/8/1993	2 - 42
OG	Dover, DE	614	1,055	127	—	656	279	614	1,711	406	2,731	1,566	1993	4/19/1993	2 - 38
OG	Lafayette, IN	455	875	98	—	635	221	455	1,510	319	2,284	1,486	1993	3/22/1993	2 - 40
OG	Addison, TX	1,221	1,746	79	—	1,032	374	1,221	2,778	453	4,452	2,470	1993	4/26/1993	2 - 41
OG	Appleton, WI	424	956	117	—	646	216	424	1,602	333	2,359	1,462	1993	5/17/1993	2 - 40
OG	Panama City, FL	465	957	84	—	1,082	400	465	2,039	484	2,988	1,641	1993	10/11/1993	2 - 42
OG	Texas City, TX	732	1,093	97	—	871	319	732	1,964	416	3,112	1,737	1993	7/19/1993	2 - 44
OG	Muncie, IN	454	1,003	92	—	1,065	296	454	2,068	388	2,910	1,450	1993	8/23/1993	2 - 49
OG	Kenner, LA	695	969	86	—	1,112	361	695	2,081	447	3,223	1,939	1993	7/5/1993	2 - 40
OG	Duncanville, TX	835	1,057	91	—	945	370	835	2,002	461	3,298	1,758	1993	6/28/1993	2 - 40
OG	Poughkeepsie, NY	873	1,613	108	—	823	174	873	2,436	282	3,591	1,921	1993	11/29/1993	2 - 40
OG	Billings, MT	479	1,107	89	—	775	301	479	1,882	390	2,751	1,696	1993	10/18/1993	2 - 42
OG	Rochester, NY	974	1,108	101	—	824	243	974	1,932	344	3,250	1,570	1993	11/15/1993	2 - 42
OG	Whitehall, PA	936	1,291	90	—	1,025	331	936	2,316	421	3,673	2,088	1993	11/8/1993	2 - 36
OG	Paducah, KY	452	1,083	82	—	700	288	452	1,783	370	2,605	1,596	1993	11/8/1993	2 - 40
OG	Dearborn, MI	542	1,219	59	—	713	242	542	1,932	301	2,775	1,680	1994	1/10/1994	2 - 40
OG	Bangor, ME	357	1,120	96	—	1,027	282	357	2,147	378	2,882	1,804	1993	12/13/1993	2 - 42
OG	Grand Rapids, MI	804	866	87	—	637	257	804	1,503	344	2,651	1,424	1994	1/24/1994	2 - 40
OG	Peoria, IL	668	1,204	81	—	914	323	668	2,118	404	3,190	1,772	1994	2/14/1994	2 - 42
OG	Newington, NH	915	1,051	103	—	803	355	915	1,854	458	3,227	1,688	1994	1/17/1994	2 - 42
OG	Tyler, TX	485	1,041	92	—	1,279	340	485	2,320	432	3,237	1,893	1994	1/17/1994	2 - 47
OG	Janesville, WI	370	1,069	86	—	712	287	370	1,781	373	2,524	1,501	1994	3/7/1994	2 - 40
OG	Las Vegas, NV	879	1,344	95	—	596	317	879	1,940	412	3,231	1,699	1994	3/7/1994	2 - 40
OG	Middletown, OH	424	1,044	95	—	863	318	424	1,907	413	2,744	1,717	1994	3/7/1994	2 - 42
OG	Concord, NH	469	1,284	115	—	594	194	469	1,878	309	2,656	1,580	1994	2/14/1994	2 - 38
OG	Branson, MO	1,056	1,893	69	—	785	295	1,056	2,678	364	4,098	2,202	1994	5/16/1994	2 - 40
OG	Coon Rapids, MN	514	1,248	67	—	588	245	514	1,836	312	2,662	1,601	1994	9/26/1994	2 - 40
OG	Fairfax, VA	985	1,127	69	—	1,021	406	985	2,148	475	3,608	1,892	1994	10/3/1994	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Amherst, NY	1,215	1,394	88	—	891	307	1,215	2,285	395	3,895	1,926	1994	12/12/1994	2 - 38
OG	Dallas, TX	764	1,212	55	—	811	281	764	2,023	336	3,123	1,786	1994	10/10/1994	2 - 44
OG	Asheville, NC	1,031	1,198	94	—	655	292	1,031	1,853	386	3,270	1,656	1994	10/31/1994	2 - 40
OG	Waldorf, MD	779	1,152	81	—	1,258	357	779	2,410	438	3,627	2,094	1995	5/22/1995	2 - 42
OG	Fairborn, OH	804	1,290	82	—	681	221	804	1,971	303	3,078	1,679	1995	2/20/1995	2 - 40
OG	Joplin, MO	654	1,219	102	—	662	323	654	1,881	425	2,960	1,643	1995	1/9/1995	2 - 40
OG	Middletown, NY	807	1,581	97	—	592	345	807	2,173	442	3,422	1,865	1995	1/30/1995	2 - 40
OG	Cedar Rapids, IA	510	1,148	105	—	608	311	510	1,756	416	2,682	1,572	1994	12/5/1994	2 - 40
OG	Eau Claire, WI	600	1,193	110	—	538	268	600	1,731	378	2,709	1,563	1995	1/23/1995	2 - 40
OG	Voorhees, NJ	804	1,696	101	—	600	303	804	2,296	404	3,504	1,964	1995	2/20/1995	2 - 38
OG	Henderson, NV	1,109	1,289	74	—	826	383	1,109	2,115	457	3,681	1,902	1995	2/20/1995	2 - 42
OG	Clay, NY	782	1,705	98	—	866	356	782	2,571	454	3,807	1,992	1995	4/24/1995	2 - 42
OG	Norman, OK	596	1,246	96	—	449	172	596	1,695	268	2,559	1,451	1995	3/7/1995	2 - 38
OG	Heath, OH	599	1,353	65	—	971	331	599	2,324	396	3,319	1,863	1995	5/22/1995	2 - 46
OG	Jackson, MI	699	1,156	73	—	764	320	699	1,920	393	3,012	1,576	1995	3/20/1995	2 - 42
OG	Hampton, VA	1,074	1,061	86	—	674	225	1,074	1,735	311	3,120	1,482	1995	3/13/1995	2 - 40
OG	Tempe, AZ	703	1,131	75	—	746	353	703	1,877	428	3,008	1,736	1995	5/15/1995	2 - 40
OG	Waterloo, IA	466	891	79	—	873	331	466	1,764	410	2,640	1,446	1995	5/22/1995	2 - 42
OG	Barboursville, WV	1,139	1,062	84	—	731	203	1,139	1,793	287	3,219	1,479	1995	2/27/1995	2 - 40
OG	Peoria, AZ	551	1,294	81	—	623	242	551	1,917	323	2,791	1,638	1995	5/22/1995	2 - 38
OG	Onalaska, WI	603	1,283	102	—	339	197	603	1,622	299	2,524	1,432	1995	4/24/1995	2 - 38
OG	Grapevine, TX	752	1,026	99	—	793	404	752	1,819	503	3,074	1,722	1995	5/8/1995	2 - 40
OG	Midland, TX	400	1,340	88	—	566	314	400	1,906	402	2,708	1,606	1995	10/16/1995	2 - 40
OG	Spring, TX	780	1,329	80	—	1,289	327	780	2,618	407	3,805	2,097	1995	9/11/1995	2 - 40
OG	Colonie, NY	966	1,862	57	—	984	273	966	2,846	330	4,142	2,106	1995	11/27/1995	2 - 42
OG	Fort Smith, AR	527	893	113	—	427	187	527	1,320	300	2,147	1,130	1996	2/19/1996	2 - 38
OG	Jackson, MS	641	1,195	110	—	846	268	641	2,041	378	3,060	1,694	1996	3/25/1996	2 - 42
OG	Lancaster, OH	372	846	115	—	603	284	372	1,449	399	2,220	1,246	1996	5/6/1996	2 - 40
OG	Lima, OH	471	930	67	—	387	282	471	1,317	349	2,137	1,154	1996	5/20/1996	2 - 38
OG	Williamsburg, VA	673	1,268	31	—	743	202	673	2,011	233	2,917	1,516	1996	8/19/1996	2 - 40
OG	Dubuque, IA	518	1,103	76	—	391	221	518	1,494	297	2,309	1,056	1996	5/20/1996	2 - 38
OG	Zanesville, OH	707	1,065	25	—	673	323	707	1,738	348	2,793	1,355	1996	8/5/1996	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Frederick, MD	638	1,276	79	—	787	344	638	2,063	423	3,124	1,606	1996	10/21/1996	2 - 40
OG	Westminster, MD	595	1,741	124	—	452	204	595	2,193	328	3,116	1,598	1998	4/20/1998	2 - 38
OG	Hyannis, MA	664	2,097	90	—	665	175	664	2,762	265	3,691	2,140	1997	11/17/1997	2 - 35
OG	Wyomissing, PA	963	1,926	109	—	498	206	963	2,424	315	3,702	1,838	1998	5/11/1998	2 - 38
OG	Eugene, OR	761	1,486	91	—	356	200	761	1,842	291	2,894	1,495	1998	5/11/1998	2 - 38
OG	Savannah, GA	952	1,781	189	—	660	147	952	2,441	336	3,729	1,720	2000	4/10/2000	2 - 35
OG	Mentor, OH	—	1,955	138	1,474	288	241	1,474	2,243	379	4,096	1,654	2000	5/22/2000	2 - 35
OG	Douglasville, GA	1,189	1,978	144	—	406	248	1,189	2,384	392	3,965	1,773	2000	5/1/2000	2 - 35
OG	Buford, GA	1,493	1,688	179	—	542	203	1,493	2,230	382	4,105	1,624	2000	5/22/2000	2 - 35
OG	Maple Grove, MN	807	1,924	176	—	227	124	807	2,151	300	3,258	1,517	2000	5/22/2000	2 - 35
OG	Olathe, KS	796	2,121	109	—	489	256	796	2,610	365	3,771	1,776	2001	3/12/2001	2 - 36
OG	Austin, TX	1,239	2,295	154	—	168	96	1,239	2,463	250	3,952	1,595	2002	9/3/2002	2 - 37
OG	Coeur D’Alene, ID	681	1,661	131	—	278	305	681	1,939	436	3,056	1,389	2001	1/29/2001	2 - 36
OG	Frisco, TX	1,029	2,038	139	—	279	218	1,029	2,317	357	3,703	1,695	2001	6/25/2001	2 - 36
OG	Bolingbrook, IL	1,006	2,424	147	—	253	129	1,006	2,677	276	3,959	1,795	2001	7/23/2001	2 - 36
OG	Muskegon, MI	691	1,704	168	—	108	41	691	1,812	209	2,712	1,236	2001	10/8/2001	2 - 36
OG	Memphis, TN	1,142	1,790	100	—	246	171	1,142	2,036	271	3,449	1,346	2001	10/8/2001	2 - 36
OG	Kennewick, WA	763	1,980	149	—	259	158	763	2,239	307	3,309	1,572	2001	5/14/2001	2 - 36
OG	Round Rock, TX	953	2,090	149	—	335	153	953	2,425	302	3,680	1,505	2002	3/25/2002	2 - 37
OG	Killeen, TX	806	1,705	187	—	322	118	806	2,027	305	3,138	1,458	2002	8/5/2002	2 - 37
OG	Los Angeles, CA	1,701	2,558	202	—	170	70	1,701	2,728	272	4,701	1,666	2003	3/24/2003	2 - 38
OG	Omaha, NE	1,202	1,778	120	—	217	147	1,202	1,995	267	3,464	1,304	2002	10/7/2002	2 - 37
OG	Bloomington, IN	947	1,747	150	—	419	94	947	2,166	244	3,357	1,372	2002	11/18/2002	2 - 37
OG	Dayton, OH	677	1,675	172	—	210	72	677	1,885	244	2,806	1,203	2003	5/1/2003	2 - 38
OG	Fayetteville, AR	849	1,845	160	—	138	79	849	1,983	239	3,071	1,288	2002	12/11/2002	2 - 37
OG	Oklahoma City, OK	925	2,053	158	—	128	43	925	2,181	201	3,307	1,270	2005	3/14/2005	2 - 40
OG	Lithonia, GA	1,403	1,872	174	—	306	122	1,403	2,178	296	3,877	1,371	2002	11/18/2002	2 - 37
OG	Rochester, MN	829	1,889	192	—	146	140	829	2,035	332	3,196	1,354	2002	12/16/2002	2 - 37
OG	Newport News, VA	796	1,989	172	—	88	63	796	2,077	235	3,108	1,322	2003	5/5/2003	2 - 38
OG	Albuquerque, NM	771	1,716	179	—	131	104	771	1,847	283	2,901	1,182	2003	5/19/2003	2 - 38
OG	Fort Gratiot, MI	604	2,246	186	—	132	57	604	2,378	243	3,225	1,426	2003	11/17/2003	2 - 38
OG	Denton, TX	869	1,946	177	—	182	94	869	2,128	271	3,268	1,423	2003	6/9/2003	2 - 38
OG	Lynchburg, VA	771	2,304	125	—	103	54	771	2,407	179	3,357	1,351	2004	2/16/2004	2 - 39
OG	Duluth, MN	886	2,043	173	—	123	58	886	2,166	231	3,283	1,321	2003	11/10/2003	2 - 38

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Tucson, AZ	1,019	2,073	104	—	121	135	1,019	2,194	239	3,452	1,241	2004	9/20/2004	2 - 39
OG	Columbia, SC	1,119	2,175	161	—	110	85	1,119	2,285	246	3,650	1,295	2005	4/5/2005	2 - 40
OG	Visalia, CA	1,151	1,830	151	—	133	46	1,151	1,963	197	3,311	1,133	2004	3/15/2004	2 - 39
OG	San Antonio, TX	932	2,582	191	—	190	103	932	2,772	294	3,998	1,509	2005	6/27/2005	2 - 40
OG	Anderson, SC	903	1,841	133	—	181	111	903	2,022	244	3,169	1,258	2004	3/29/2004	2 - 39
OG	Lake Charles, LA	806	2,070	161	—	174	87	806	2,244	248	3,298	1,387	2004	4/5/2004	2 - 39
OG	Houma, LA	736	2,190	150	—	185	148	736	2,375	298	3,409	1,369	2005	2/14/2005	2 - 40
OG	Tupelo, MS	823	2,102	193	—	127	82	823	2,229	275	3,327	1,328	2005	1/31/2005	2 - 40
OG	Jackson, TN	874	1,964	151	—	175	36	874	2,139	187	3,200	1,214	2005	2/7/2005	2 - 40
OG	College Station, TX	581	2,236	173	—	42	44	581	2,278	217	3,076	1,354	2005	1/24/2005	2 - 40
OG	Newnan, GA	829	2,239	157	—	152	55	829	2,391	212	3,432	1,312	2005	5/23/2005	2 - 40
OG	Owensboro, KY	762	2,134	173	—	70	57	762	2,204	230	3,196	1,335	2005	5/23/2005	2 - 40
OG	Mesa, AZ	598	1,844	132	—	110	129	598	1,954	261	2,813	1,117	2005	10/3/2005	2 - 40
OG	Southaven, MS	1,048	2,209	158	—	117	50	1,048	2,326	208	3,582	1,230	2005	11/21/2005	2 - 40
OG	Yuma, AZ	842	2,037	160	—	62	87	842	2,099	247	3,188	1,131	2005	12/5/2005	2 - 40
OG	Oakdale, MN	956	2,355	185	—	30	35	956	2,385	220	3,561	1,297	2005	12/5/2005	2 - 40
OG	Garland, TX	903	2,271	156	—	115	94	903	2,386	250	3,539	1,364	2005	10/31/2005	2 - 40
OG	Tarentum, PA	1,119	2,482	148	—	179	47	1,119	2,661	195	3,975	1,321	2006	2/20/2006	2 - 41
OG	Texarkana, TX	871	2,279	151	—	90	87	871	2,369	238	3,478	1,292	2006	3/27/2006	2 - 41
OG	Hot Springs, AR	797	2,415	186	—	84	73	797	2,499	259	3,555	1,220	2006	10/23/2006	2 - 41
OG	Florence, SC	—	1,817	169	1,503	119	84	1,503	1,936	253	3,692	1,077	2006	8/21/2006	2 - 41
OG	Victoria, TX	782	2,327	240	—	39	30	782	2,366	270	3,418	1,281	2007	1/15/2007	2 - 42
OG	Dothan, AL	850	2,242	131	—	62	92	850	2,304	223	3,377	1,166	2006	8/28/2006	2 - 41
OG	San Angelo, TX	360	2,020	157	—	74	104	360	2,094	261	2,715	1,158	2006	9/11/2006	2 - 41
OG	New Braunfels, TX	1,049	2,162	147	—	32	83	1,049	2,194	230	3,473	1,124	2006	9/25/2006	2 - 41
OG	Grove City, OH	1,200	2,271	140	—	63	55	1,200	2,334	195	3,729	1,184	2006	9/25/2006	2 - 41
OG	Opelika, AL	878	2,255	154	—	54	43	878	2,309	197	3,384	1,156	2006	11/13/2006	2 - 41
OG	West Wichita, KS	1,227	1,801	154	—	84	86	1,227	1,885	240	3,352	943	2006	11/6/2006	2 - 41
OG	Pueblo, CO	770	2,330	212	—	51	76	770	2,381	288	3,439	1,259	2007	2/5/2007	2 - 42
OG	Sioux City, IA	1,304	2,114	137	—	89	99	1,304	2,203	236	3,743	1,125	2006	12/11/2006	2 - 41
OG	Detroit, MI	1,400	2,956	234	—	81	87	1,400	3,037	321	4,758	1,381	2007	5/21/2007	2 - 42
OG	Phoenix, AZ	753	2,153	246	—	97	72	753	2,250	318	3,321	1,211	2007	4/23/2007	2 - 42
OG	Jacksonville, NC	1,174	2,287	239	—	32	81	1,174	2,319	320	3,813	1,201	2007	11/19/2007	2 - 42
OG	Columbus, OH	995	2,286	184	—	61	27	995	2,347	211	3,553	1,087	2007	12/17/2007	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Mount Juliet, TN	873	2,294	212	—	76	47	873	2,370	259	3,502	1,188	2007	10/22/2007	2 - 42
OG	Triadelphia, WV	970	2,342	225	—	58	76	970	2,400	301	3,671	1,193	2007	12/17/2007	2 - 42
OG	Reynoldsburg, OH	1,208	2,183	242	—	48	37	1,208	2,231	279	3,718	1,088	2008	4/21/2008	2 - 43
OG	Florence, KY	1,007	2,099	155	—	52	88	1,007	2,151	243	3,401	1,062	2008	8/4/2008	2 - 43
OG	Cincinnati, OH	1,072	2,170	236	—	57	43	1,072	2,227	279	3,578	1,108	2008	4/28/2008	2 - 43
OG	Bismarck, ND	1,156	2,319	263	—	31	38	1,156	2,350	301	3,807	1,110	2008	11/24/2008	2 - 43
OG	Spring Hill, TN	1,295	2,269	228	—	29	45	1,295	2,298	273	3,866	992	2009	2/16/2009	2 - 44
OG	San Antonio, TX	1,359	2,492	230	—	23	33	1,359	2,515	263	4,137	1,029	2009	3/30/2009	2 - 44
OG	Michigan City, IN	762	2,646	238	—	17	39	762	2,663	277	3,702	1,086	2009	7/13/2009	2 - 44
OG	Broken Arrow, OK	1,461	2,261	231	—	73	57	1,461	2,334	288	4,083	980	2009	5/25/2009	2 - 44
OG	Bossier City, LA	1,006	2,405	264	—	51	32	1,006	2,456	296	3,758	991	2009	7/27/2009	2 - 44
OG	Jacksonville, FL	1,006	2,001	263	—	21	30	1,006	2,022	293	3,321	859	2009	10/5/2009	2 - 44
OG	Richmond, KY	1,054	1,974	236	—	14	32	1,054	1,988	268	3,310	848	2009	9/14/2009	2 - 44
OG	Ankeny, IA	704	2,218	248	—	9	17	704	2,227	265	3,196	766	2011	1/10/2011	2 - 46
OG	Kingsport, TN	1,071	1,840	282	—	11	22	1,071	1,851	304	3,226	713	2010	5/3/2010	2 - 45
OG	Las Cruces, NM	839	2,201	297	—	15	34	839	2,216	331	3,386	863	2010	5/10/2010	2 - 45
OG	Manhattan, KS	791	2,253	237	—	33	69	791	2,286	306	3,383	914	2010	4/26/2010	2 - 45
OG	Pleasant Prairie, WI	1,101	2,134	303	—	36	—	1,101	2,170	303	3,574	807	2010	9/27/2010	2 - 45
OG	Morehead City, NC	853	1,864	315	—	62	23	853	1,926	338	3,117	782	2010	7/19/2010	2 - 45
OG	Louisville, KY	—	2,072	266	904	12	38	904	2,084	304	3,292	819	2010	11/1/2010	2 - 45
OG	Wilson, NC	528	1,948	268	—	24	29	528	1,972	297	2,797	760	2010	10/11/2010	2 - 45
OG	Council Bluffs, IA	955	2,051	254	—	4	32	955	2,055	286	3,296	748	2010	10/25/2010	2 - 45
OG	Queen Creek, AZ	875	2,377	307	—	30	(1)	875	2,407	306	3,588	742	2011	1/10/2011	2 - 46
OG	Utica, NY	908	2,728	362	—	(470)	—	908	2,258	362	3,528	513	2013	8/12/2013	2 - 48
OG	Niagara Falls, NY	1,057	2,187	327	—	38	15	1,057	2,225	342	3,624	725	2011	9/19/2011	2 - 46
OG	Gainesville, GA	985	1,915	274	—	—	5	985	1,915	279	3,179	637	2011	6/20/2011	2 - 46
OG	Cleveland, TN	962	1,941	324	—	14	6	962	1,955	330	3,247	654	2011	11/28/2011	2 - 46
OG	Katy, TX	1,602	2,170	285	—	—	5	1,602	2,170	290	4,062	632	2012	4/9/2012	2 - 47
OG	Beckley, WV	1,013	2,105	314	—	25	1	1,013	2,130	315	3,458	551	2012	10/1/2012	2 - 47
OG	Chicago, IL	942	2,626	337	—	(484)	—	942	2,142	337	3,421	736	2012	3/26/2012	2 - 47
OG	Oklahoma City, OK	1,204	2,370	403	—	(221)	—	1,204	2,149	403	3,756	527	2013	4/29/2013	2 - 48

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Columbus, OH	954	2,236	324	—	4	—	954	2,240	324	3,518	493	2013	3/18/2013	2 - 48
BB	Orlando, FL	2,356	2,453	62	—	2,691	750	2,356	5,144	812	8,312	3,523	1996	2/19/1996	2 - 49
BB	Raleigh, NC	2,507	3,230	155	—	918	314	2,507	4,148	469	7,124	2,866	1999	5/17/1999	2 - 38
BB	Duluth, GA	2,006	2,362	254	—	1,378	274	2,006	3,740	528	6,274	2,797	1999	5/24/1999	2 - 38
BB	Miami, FL	1,731	3,427	222	—	1,162	422	1,731	4,589	644	6,964	3,038	2000	4/4/2000	2 - 35
BB	Fort Myers, FL	1,914	2,863	186	—	916	398	1,914	3,779	584	6,277	2,379	2000	5/16/2000	2 - 35
BB	Pembroke Pines, FL	1,808	2,999	207	—	1,039	382	1,808	4,038	589	6,435	2,488	2000	12/18/2000	2 - 35
BB	Livonia, MI	2,105	3,856	286	—	362	138	2,105	4,218	424	6,747	2,852	2001	2/6/2001	2 - 36
BB	Sunrise, FL	1,515	3,251	138	—	450	224	1,515	3,701	362	5,578	2,104	2002	10/22/2002	2 - 37
BB	Jacksonville, FL	2,235	2,295	344	—	50	13	2,235	2,345	357	4,937	948	2010	3/29/2010	2 - 45
BB	Orlando, FL	1,659	2,340	356	—	324	41	1,659	2,664	397	4,720	727	2012	2/27/2012	2 - 47
S52	Naples, FL	2,912	3,619	447	—	7	37	2,912	3,626	484	7,022	1,152	2011	10/10/2011	2 - 46
S52	Jacksonville, FL	2,216	2,729	416	—	6	3	2,216	2,735	419	5,370	919	2011	10/24/2011	2 - 46
LH	Tucker, GA	1,407	923	10	—	339	214	1,407	1,262	224	2,893	919	1986	10/1/2007	2 - 43
LH	Snellville, GA	1,911	925	76	—	422	147	1,911	1,347	223	3,481	948	1992	10/1/2007	2 - 43
LH	Macon, GA	1,249	718	30	—	420	204	1,249	1,138	234	2,621	989	1992	10/1/2007	2 - 44
LH	Augusta, GA	1,631	845	46	—	300	103	1,631	1,145	149	2,925	883	1993	10/1/2007	2 - 42
LH	Ocala, FL	1,210	1,100	17	—	579	112	1,210	1,679	129	3,018	1,284	1993	10/1/2007	2 - 42
LH	Altamonte Springs, FL	1,649	974	22	—	450	135	1,649	1,424	157	3,230	890	1994	10/1/2007	2 - 44
LH	Florence, KY	—	741	52	1,191	347	165	1,191	1,088	217	2,496	749	1994	10/1/2007	2 - 47
LH	Gainesville, GA	1,537	965	19	—	348	140	1,537	1,313	159	3,009	893	1995	10/1/2007	2 - 43
LH	Peachtree City, GA	1,485	1,080	9	—	457	159	1,485	1,537	168	3,190	1,037	1995	10/1/2007	2 - 43
LH	Lawrenceville, GA	1,865	1,116	17	—	451	117	1,865	1,567	134	3,566	979	1996	10/1/2007	2 - 42
LH	Jensen Beach, FL	1,322	1,082	33	—	347	153	1,322	1,429	186	2,937	965	1996	10/1/2007	2 - 42
LH	Destin, FL	2,053	793	16	—	357	224	2,053	1,150	240	3,443	841	1996	10/1/2007	2 - 42
LH	Albany, GA	1,500	988	34	—	422	126	1,500	1,410	160	3,070	852	1997	10/1/2007	2 - 42
LH	Dublin, OH	1,572	1,205	18	—	510	259	1,572	1,715	277	3,564	1,029	1997	10/1/2007	2 - 42
LH	Columbia, SC	1,677	1,291	23	—	495	176	1,677	1,786	199	3,662	1,088	1997	10/1/2007	2 - 42
LH	Pineville, NC	1,262	879	11	—	495	195	1,262	1,374	206	2,842	803	1998	10/1/2007	2 - 44
LH	Johns Creek, GA	1,694	1,089	18	—	203	123	1,694	1,292	141	3,127	760	1998	10/1/2007	2 - 42
LH	Greensboro, NC	1,438	1,017	16	—	270	152	1,438	1,287	168	2,893	694	1999	10/1/2007	2 - 44
LH	Huntsville, AL	1,443	983	7	—	350	194	1,443	1,333	201	2,977	719	1999	10/1/2007	2 - 44
LH	Hickory, NC	1,333	1,029	7	—	313	166	1,333	1,342	173	2,848	667	1999	10/1/2007	2 - 44
LH	Tampa, FL	1,488	1,078	6	—	297	189	1,488	1,375	195	3,058	813	2000	10/1/2007	2 - 35

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Clarksville, TN	1,662	1,097	15	—	449	112	1,662	1,546	127	3,335	754	1999	10/1/2007	2 - 43
LH	Orlando, FL	1,165	749	21	—	264	137	1,165	1,013	158	2,336	599	2000	10/1/2007	2 - 35
LH	Concord, NH	1,329	935	7	—	359	172	1,329	1,294	179	2,802	582	2000	10/1/2007	2 - 35
LH	Orlando, FL	1,492	1,277	52	—	297	150	1,492	1,574	202	3,268	801	2000	10/1/2007	2 - 35
LH	Medina, OH	1,189	820	12	—	268	168	1,189	1,088	180	2,457	574	2000	10/1/2007	2 - 35
LH	Hoover, AL	1,401	966	17	—	350	160	1,401	1,316	177	2,894	683	2001	10/1/2007	2 - 36
LH	Boardman, OH	954	673	17	—	285	151	954	958	168	2,080	484	2001	10/1/2007	2 - 36
LH	Prattville, AL	1,481	1,016	27	—	336	134	1,481	1,352	161	2,994	690	2001	10/1/2007	2 - 36
LH	Bensalem, PA	1,645	600	17	—	346	160	1,645	946	177	2,768	475	2001	10/1/2007	2 - 36
LH	Lee’s Summit, MO	1,705	1,219	34	—	285	88	1,705	1,504	122	3,331	654	2002	10/1/2007	2 - 37
LH	Germantown, MD	1,439	1,069	27	—	306	138	1,439	1,375	165	2,979	684	2002	10/1/2007	2 - 37
LH	Independence, OH	1,241	686	26	—	231	106	1,241	917	132	2,290	445	2002	10/1/2007	2 - 37
LH	Hiram, GA	1,639	1,033	25	—	374	130	1,639	1,407	155	3,201	677	2002	10/1/2007	2 - 37
LH	Louisville, KY	1,405	980	18	—	238	113	1,405	1,218	131	2,754	550	2002	10/1/2007	2 - 37
LH	Bowie, MD	1,871	1,230	21	—	257	147	1,871	1,487	168	3,526	682	2002	10/1/2007	2 - 37
LH	Waldorf, MD	1,929	1,167	26	—	245	162	1,929	1,412	188	3,529	667	2002	10/1/2007	2 - 37
LH	West Palm Beach, FL	1,781	1,228	27	—	297	132	1,781	1,525	159	3,465	692	2002	10/1/2007	2 - 37
LH	Columbia, MD	1,918	1,439	40	—	268	161	1,918	1,707	201	3,826	774	2003	10/1/2007	2 - 38
LH	East Point, GA	1,052	1,232	21	—	291	143	1,052	1,523	164	2,739	710	2003	10/1/2007	2 - 38
LH	Lexington, KY	1,251	874	16	—	238	162	1,251	1,112	178	2,541	557	2003	10/1/2007	2 - 42
LH	Winter Haven, FL	1,285	1,149	39	—	276	124	1,285	1,425	163	2,873	655	2003	10/1/2007	2 - 38
LH	Jacksonville, FL	795	1,302	32	—	210	128	795	1,512	160	2,467	670	2003	10/1/2007	2 - 38
LH	Daphne, AL	1,130	757	30	—	308	111	1,130	1,065	141	2,336	573	2003	10/1/2007	2 - 38
LH	Anderson, SC	1,445	990	41	—	240	111	1,445	1,230	152	2,827	582	2004	10/1/2007	2 - 39
LH	Palm Harbor, FL	1,406	917	32	—	263	93	1,406	1,180	125	2,711	596	2004	10/1/2007	2 - 39
LH	West Chester, OH	1,371	927	31	—	248	79	1,371	1,175	110	2,656	574	2004	10/1/2007	2 - 39
LH	Jefferson City, MO	1,342	875	60	—	196	68	1,342	1,071	128	2,541	518	2004	10/1/2007	2 - 39
LH	Chantilly, VA	1,568	882	50	—	262	66	1,568	1,144	116	2,828	520	2004	10/1/2007	2 - 39
LH	Dawsonville, GA	1,084	1,321	51	—	188	100	1,084	1,509	151	2,744	668	2004	10/1/2007	2 - 39
LH	Opelika, AL	1,427	1,244	36	—	202	58	1,427	1,446	94	2,967	660	2004	10/1/2007	2 - 39
LH	Indianapolis, IN	1,298	854	55	—	211	51	1,298	1,065	106	2,469	526	2005	10/1/2007	2 - 40
LH	Grove City, OH	1,566	1,067	53	—	191	61	1,566	1,258	114	2,938	581	2005	10/1/2007	2 - 40
LH	Springfield, IL	1,573	1,451	65	—	182	79	1,573	1,633	144	3,350	747	2005	10/1/2007	2 - 40
LH	Covington, GA	887	1,212	70	—	45	49	887	1,257	119	2,263	570	2005	10/1/2007	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	West Homestead, PA	1,418	947	79	—	33	91	1,418	980	170	2,568	474	2005	10/1/2007	2 - 40
LH	Carrollton, GA	1,192	1,227	75	—	15	49	1,192	1,242	124	2,558	582	2005	10/1/2007	2 - 40
LH	Tarentum, PA	1,414	931	91	—	84	46	1,414	1,015	137	2,566	494	2005	10/1/2007	2 - 40
LH	Commerce, GA	1,335	1,466	65	—	57	84	1,335	1,523	149	3,007	628	2006	10/1/2007	2 - 41
LH	East Ellijay, GA	1,126	1,272	70	—	21	82	1,126	1,293	152	2,571	588	2006	10/1/2007	2 - 41
LH	Acworth, GA	1,941	1,255	70	—	23	82	1,941	1,278	152	3,371	565	2006	10/1/2007	2 - 41
LH	Peoria, IL	1,299	848	81	—	143	46	1,299	991	127	2,417	503	2006	10/1/2007	2 - 41
LH	Hixson, TN	1,676	1,263	84	—	40	44	1,676	1,303	128	3,107	574	2006	10/1/2007	2 - 41
LH	Fredericksburg, VA	1,734	1,174	89	—	42	35	1,734	1,216	124	3,074	603	2006	10/1/2007	2 - 41
LH	Morgantown, WV	1,223	812	89	—	27	44	1,223	839	133	2,195	458	2006	10/1/2007	2 - 41
LH	Florence, SC	1,628	1,352	90	—	28	35	1,628	1,380	125	3,133	568	2006	10/1/2007	2 - 41
LH	Portage, IN	901	1,652	105	—	59	26	901	1,711	131	2,743	707	2006	10/1/2007	2 - 41
LH	Macon, GA	1,052	1,840	97	—	135	38	1,052	1,975	135	3,162	852	2007	10/1/2007	2 - 42
LH	Panama City Beach, FL	1,379	1,736	99	—	47	95	1,379	1,783	194	3,356	818	2007	10/1/2007	2 - 42
LH	LaGrange, GA	979	1,527	111	—	36	52	979	1,563	163	2,705	719	2007	10/1/2007	2 - 42
LH	Calhoun, GA	765	1,760	109	—	(4)	36	765	1,756	145	2,666	770	2007	10/1/2007	2 - 42
LH	Dublin, GA	389	1,910	140	—	27	23	389	1,937	163	2,489	764	2008	1/14/2008	2 - 43
LH	Monroe, GA	966	1,549	164	—	30	13	966	1,579	177	2,722	652	2008	4/28/2008	2 - 43
LH	Denham Springs, LA	1,306	2,049	283	—	35	12	1,306	2,084	295	3,685	1,041	2008	8/25/2008	2 - 43
LH	Cornelia, GA	106	1,542	281	282	52	8	388	1,594	289	2,271	782	2008	12/1/2008	2 - 43
LH	Richmond, VA	1,442	1,758	207	—	24	9	1,442	1,782	216	3,440	771	2009	2/23/2009	2 - 44
LH	Hanover, MD	1,437	2,258	252	—	45	2	1,437	2,303	254	3,994	675	2011	5/16/2011	2 - 46
LH	Orlando, FL	1,406	1,701	253	—	23	6	1,406	1,724	259	3,389	649	2010	3/8/2010	2 - 45
LH	San Antonio, TX	907	1,504	—	—	698	758	907	2,202	758	3,867	1,155	2010	1/18/2010	2 - 40
LH	Conyers, GA	589	1,797	198	—	30	21	589	1,827	219	2,635	672	2010	8/2/2010	2 - 45
LH	San Antonio, TX	1,206	1,583	—	—	245	754	1,206	1,828	754	3,788	1,049	2010	7/5/2010	2 - 40
LH	Thomasville, GA	730	1,688	229	—	19	5	730	1,707	234	2,671	684	2010	4/19/2010	2 - 45
LH	San Antonio, TX	947	1,436	—	—	444	811	947	1,880	811	3,638	1,119	2010	5/10/2010	2 - 40
LH	Whitehall, PA	1,307	1,901	270	—	24	7	1,307	1,925	277	3,509	689	2010	12/6/2010	2 - 45
LH	Fort Smith, AR	953	1,610	252	—	23	10	953	1,633	262	2,848	620	2010	11/1/2010	2 - 45

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Jackson, TN	1,398	1,257	204	—	16	8	1,398	1,273	212	2,883	507	2010	7/19/2010	2 - 45
LH	San Antonio, TX	—	1,382	735	—	248	52	—	1,630	787	2,417	1,024	2010	10/11/2010	2 - 40
LH	New Braunfels, TX	—	1,330	681	—	146	42	—	1,476	723	2,199	893	2011	1/24/2011	2 - 40
LH	San Antonio, TX	—	278	383	—	35	(12)	—	313	371	684	680	2011	6/20/2011	2 - 40
LH	Kingsland, GA	849	1,564	236	—	13	5	849	1,577	241	2,667	525	2011	4/25/2011	2 - 46
LH	Jonesboro, AR	902	1,704	234	—	15	1	902	1,719	235	2,856	581	2011	4/25/2011	2 - 46
LH	McAllen, TX	1,128	1,600	284	—	13	13	1,128	1,613	297	3,038	576	2011	3/28/2011	2 - 46
LH	Council Bluffs, IA	869	1,827	236	—	31	7	869	1,858	243	2,970	595	2011	5/31/2011	2 - 46
LH	Tupelo, MS	771	1,717	236	—	13	1	771	1,730	237	2,738	502	2011	8/29/2011	2 - 46
LH	Champaign, IL	1,499	1,725	267	—	4	3	1,499	1,729	270	3,498	533	2011	10/10/2011	2 - 46
LH	Rapid City, SD	965	1,869	252	—	2	3	965	1,871	255	3,091	608	2011	10/10/2011	2 - 46
LH	West Melbourne, FL	1,144	1,858	266	—	4	3	1,144	1,862	269	3,275	564	2011	11/21/2011	2 - 46
LH	Athens, GA	970	1,744	289	—	35	13	970	1,779	302	3,051	443	2012	10/29/2012	2 - 47
LH	Flowood, MS	1,088	1,803	327	34	—	2	1,122	1,803	329	3,254	588	2012	2/6/2012	2 - 47
LH	Deptford, NJ	1,799	1,694	287	—	3	(2)	1,799	1,697	285	3,781	489	2012	3/26/2012	2 - 47
LH	McAllen, TX	1,339	1,775	319	—	3	12	1,339	1,778	331	3,448	547	2012	2/27/2012	2 - 47
LH	Wilkes Barre, PA	859	2,227	278	—	6	—	859	2,233	278	3,370	370	2014	1/27/2014	2 - 49
LH	Morehead City, NC	975	1,941	340	—	2	1	975	1,943	341	3,259	462	2013	1/14/2013	2 - 48
LH	Columbus, MS	1,155	1,993	256	—	4	4	1,155	1,997	260	3,412	418	2013	2/18/2013	2 - 48
LH	Sandusky, OH	1,081	2,027	263	—	—	2	1,081	2,027	265	3,373	428	2013	4/22/2013	2 - 48
LH	Coralville, IA	953	2,135	288	—	—	(3)	953	2,135	285	3,373	450	2013	5/13/2013	2 - 48
LH	Cincinnati, OH	1,205	1,758	291	—	—	3	1,205	1,758	294	3,257	351	2013	8/26/2013	2 - 48
LH	Cleveland, TN	1,054	1,776	337	—	—	1	1,054	1,776	338	3,168	396	2013	5/13/2013	2 - 48
LH	Minot, ND	887	2,230	314	—	15	17	887	2,245	331	3,463	412	2013	9/23/2013	2 - 48
LH	Bethlehem, GA	936	1,684	286	—	—	—	936	1,684	286	2,906	284	2014	1/20/2014	2 - 49
WFG	San Antonio, TX	—	—	8	2,790	2,069	69	2,790	2,069	77	4,936	379	2008	11/14/2011	2 - 43
PH	Joliet, IL	173	890	—	—	—	—	173	890	—	1,063	9	1970	7/18/2016	5 - 45
PH	Morris, IL	248	533	—	—	—	—	248	533	—	781	9	1972	7/18/2016	5 - 40
PH	Yorkville, IL	200	581	—	—	—	—	200	581	—	781	9	1976	7/18/2016	5 - 40
PH	Lowell, IN	258	611	—	—	—	—	258	611	—	869	10	1978	7/18/2016	5 - 40
PH	Schereville, IN	243	942	—	—	—	—	243	942	—	1,185	12	1975	7/18/2016	5 - 40
PH	Portage, IN	330	1,016	—	—	—	—	330	1,016	—	1,346	14	2002	7/18/2016	5 - 40
WEN	Odessa, TX	822	1,327	—	—	—	—	822	1,327	—	2,149	18	1995	8/2/2016	10 - 45
ARB	Birch Run, MI	590	777	—	—	—	—	590	777	—	1,367	5	1991	11/9/2016	10 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
ARB	Brighton, MI	456	990	—	—	—	—	456	990	—	1,446	5	1987	11/9/2016	10 - 40
BK	Madisonville, KY	1,071	1,257	—	—	—	—	1,071	1,257	—	2,328	7	1986	11/9/2016	10 - 45
DEN	Amherst, OH	460	998	—	—	—	—	460	998	—	1,458	6	1971	11/9/2016	10 - 40
FAZ	Lafayette, IN	244	522	—	—	—	—	244	522	—	766	4	1996	11/9/2016	5 - 40
SNS	Peru, IL	560	813	—	—	—	—	560	813	—	1,373	6	1996	11/9/2016	5 - 40
SNS	Vero Beach, FL	435	930	—	—	—	—	435	930	—	1,365	6	1998	11/9/2016	10 - 40
WEN	Wheat Ridge, CO	453	467	—	—	—	—	453	467	—	920	4	1978	11/9/2016	5 - 40
WEN	Warren, MI	323	946	—	—	—	—	323	946	—	1,269	5	2003	11/9/2016	10 - 40
ZAX	Snellville, GA	859	1,168	—	—	—	—	859	1,168	—	2,027	6	2003	11/9/2016	10 - 45
BK	Keysville, VA	571	1,424	—	—	—	—	571	1,424	—	1,995	6	1996	10/28/2016	10 - 50
BK	Roxboro, NC	601	2,089	—	—	—	—	601	2,089	—	2,690	9	1989	10/28/2016	10 - 50
BK	Oxford, NC	449	1,892	—	—	—	—	449	1,892	—	2,341	8	1982	10/28/2016	10 - 50
BK	Huntsville, AL	460	1,549	—	—	—	—	460	1,549	—	2,009	7	2000	10/28/2016	10 - 50
BK	Amory, MS	570	2,159	—	—	—	—	570	2,159	—	2,729	8	2016	10/28/2016	14 - 54
BK	Monterey, TN	429	1,611	—	—	—	—	429	1,611	—	2,040	—	2000	12/28/2016	10 - 50
BK	Crossville, TN	397	1,873	—	—	—	—	397	1,873	—	2,270	—	1987	12/28/2016	10 - 50
BK	Livingston, TN	481	1,354	—	—	—	—	481	1,354	—	1,835	—	2015	12/28/2016	13 - 53
BK	Mount Juliet, TN	683	1,101	—	—	—	—	683	1,101	—	1,784	—	1988	12/28/2016	7 - 40
ARB	Rocky Mount, NC	261	1,405	—	—	—	—	261	1,405	—	1,666	12	2004	9/6/2016	10 - 45
ARB	Roanoke Rapids, NC	288	1,563	—	—	—	—	288	1,563	—	1,851	15	2003	9/6/2016	10 - 45
KFC	Detroit, MI	294	916	—	—	—	—	294	916	—	1,210	8	1997	9/14/2016	5 - 43
KFC	Auburn Hills, MI	98	925	—	—	—	—	98	925	—	1,023	9	2002	9/14/2016	5 - 43
KFC	Detroit, MI	75	732	—	—	—	—	75	732	—	807	8	1984	9/14/2016	5 - 40
KFC	Detroit, MI	323	635	—	—	—	—	323	635	—	958	8	1984	9/14/2016	5 - 40
BWW	Burlington, IA	137	2,530	—	—	—	—	137	2,530	—	2,667	21	2010	9/15/2016	10 - 49
BWW	Galesburg, IL	157	2,510	—	—	—	—	157	2,510	—	2,667	23	2009	9/15/2016	10 - 46
BWW	Macomb, IL	138	2,528	—	—	—	—	138	2,528	—	2,666	22	2009	9/15/2016	10 - 48
DQ	Tulsa, OK	797	1,606	—	—	—	—	797	1,606	—	2,403	7	2015	10/20/2016	14 - 54
TB	Newburgh, IN	139	1,069	—	—	—	—	139	1,069	—	1,208	4	1994	11/15/2016	14 - 53
KFC	Altoona, WI	195	1,714	—	—	—	—	195	1,714	—	1,909	8	1993	11/10/2016	10 - 45
KFC	LaCrosse, WI	216	893	—	—	—	—	216	893	—	1,109	6	1979	11/10/2016	5 - 40
KFC	Rice Lake, WI	215	1,045	—	—	—	—	215	1,045	—	1,260	6	1991	11/10/2016	5 - 40
KFC	Chippewa Falls, WI	167	924	—	—	—	—	167	924	—	1,091	5	2003	11/10/2016	5 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
KFC	LaCrosse, WI	245	1,042	—	—	—	—	245	1,042	—	1,287	6	1972	11/10/2016	5 - 40
KFC	Stevens Point, WI	92	697	—	—	—	—	92	697	—	789	4	1984	11/10/2016	5 - 40
KFC	Wisconsin Rapids, WI	179	1,928	—	—	—	—	179	1,928	—	2,107	8	1991	11/10/2016	10 - 45
KFC	Wausau, WI	126	1,387	—	—	—	—	126	1,387	—	1,513	6	1979	11/10/2016	10 - 45
KFC	Escanaba, MI	143	1,362	—	—	—	—	143	1,362	—	1,505	6	1985	11/10/2016	10 - 43
KFC	Menominee, MI	93	862	—	—	—	—	93	862	—	955	5	1995	11/10/2016	10 - 40
KFC	Goshen, IN	95	1,041	—	—	—	—	95	1,041	—	1,136	6	1976	11/10/2016	5 - 40
KFC	South Bend, IN	141	868	—	—	—	—	141	868	—	1,009	6	1970	11/10/2016	5 - 40
KFC	South Bend, IN	155	774	—	—	—	—	155	774	—	929	5	1973	11/10/2016	5 - 40
KFC	Mishawaka, IN	72	1,510	—	—	—	—	72	1,510	—	1,582	6	1978	11/10/2016	10 - 45
KFC	Kokomo, IN	118	1,093	—	—	—	—	118	1,093	—	1,211	5	1994	11/10/2016	10 - 40
KFC	Kokomo, IN	141	1,798	—	—	—	—	141	1,798	—	1,939	8	1994	11/10/2016	10 - 45
ARB	South Hill, VA	538	1,283	—	—	—	—	538	1,283	—	1,821	6	2002	11/3/2016	10 - 50
ARB	Wake Forest, NC	805	1,344	—	—	—	—	805	1,344	—	2,149	7	2005	11/3/2016	9 - 49
HAR	Gadsden, AL	464	1,064	—	—	—	—	464	1,064	—	1,528	3	1985	12/15/2016	10 - 40
HAR	Baxley, GA	644	1,258	—	—	—	—	644	1,258	—	1,902	4	1983	12/15/2016	10 - 40
HAR	Vidalia, GA	364	1,232	—	—	—	—	364	1,232	—	1,596	3	2007	12/15/2016	10 - 50
HAR	Hazlehurst, GA	461	1,516	—	—	—	—	461	1,516	—	1,977	3	2013	12/15/2016	12 - 52
N/A	Mill Valley, CA	—	—	28	—	25	—	—	25	28	53	8	N/A	N/A	2 - 7
Total		$398,009	$663,675	$48,217	$23,932	$252,797	$90,935	$421,941	$916,472	$139,152	$1,477,565	$583,307
(1) OG refers to Olive Garden® properties.
BB refers to Bahama Breeze® properties.
S52 refers to Seasons 52® properties.
LH refers to LongHorn Steakhouse® properties.
WFG refers to the Wildfish Seafood Grille® property.
PH refers to the Pizza Hut® properties.
WEN refers to the Wendy’s® properties.
ARB refers to the Arby’s® properties.

BK refers to the Burger King® properties.
DEN refers to the Denny’s® property.
FAZ refers to the Fazoli’s® property.
SNS refers to the Steak N’ Shake® properties.
ZAX refers to the Zaxby’s® property.
KFC refers to the KFC® properties.
BWW refers to the Buffalo Wild Wings® properties.
DQ refers to the Dairy Queen® property.
TB refers to the Taco Bell® property.
HAR refers to the Hardee’s® properties.
(2) Aggregate cost for income tax purposes is $1.42 billion (unaudited) with a net book value of $0.65 billion (unaudited)

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

December 31, 2016
Carrying Costs
Balance - beginning of period	$1,397,230
Additions placed in service	93,576
Dispositions	(13,240)
Balance - end of year	$1,477,566
Accumulated Depreciation
Balance - beginning of year	$(568,539)
2016 depreciation expense	(20,540)
Dispositions	5,772
Balance - end of year	$(583,307)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2	Amended and Restated Bylaws of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
4.1	Specimen Stock Certificate of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company Registration Statement on Form 10/A filed on October 5, 2015).
10.1
Limited Partnership Agreement of Four Corners Operating Partnership, LP dated August 11, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).

10.2
Amended and Restated Agreement of Limited Partnership of Four Corners Operating Partnership, L.P., dated November 7, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2016).

10.3
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

10.5	Offer Letter for James L. Brat, General Counsel, dated September 17, 2015† (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.6
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

10.8
Omnibus Amendment and Waiver, dated as of August 2, 2016, among Four Corners Operating Partnership, L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

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
10.13
Guaranty, dated August 2, 2016, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

10.13	Form of Franchise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.14	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2015).

E-1

10.15	Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015).
10.16	Form of Performance-based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.17	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
21.1	List of Subsidiaries of Four Corners Property Trust, Inc.
23.1	Consent of Independent Accountants
31 (a)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Lease (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 10-K filed on March 22, 2016).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† Denotes a management contract or compensatory plan, contract or arrangement.

E-2

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	February 27, 2017	By:	/s/ William H. Lenehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM H. LENEHAN William H. Lenehan	Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2017

/S/ GERALD R. MORGAN Gerald R. Morgan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2017

/S/ JOHN MOODY John Moody	Director and Chairman of the Board of Directors	February 27, 2017

/S/ DOUGLAS B. HANSEN, JR. Douglas B. Hansen, Jr.	Director	February 27, 2017
/S/ MARRAN H. OGILVIE Marran H. Ogilvie	Director	February 27, 2017

/S/ PAUL E. SZUREK Paul E. Szurek	Director	February 27, 2017

E-3