Form 10-Q
period 2017-03-31
Four Corners Property Trust, Inc.
filed 2017-05-04
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of May 4, 2017: 60,023,593

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE MONTHS ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Real estate investments:
Land	$425,401	$421,941
Buildings, equipment and improvements	1,065,212	1,055,624
Total real estate investments	1,490,613	1,477,565
Less: Accumulated depreciation	(586,486)	(583,307)
Total real estate investments, net	904,127	894,258
Real estate held for sale	1,710	—
Cash and cash equivalents	18,070	26,643
Deferred rent	13,967	11,594
Derivative assets	2,070	837
Other assets	3,954	3,819
Total Assets	$943,898	$937,151

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of deferred financing costs	$439,293	$438,895
Dividends payable	14,536	14,519
Deferred rental revenue	7,972	7,974
Deferred tax liabilities	175	196
Other liabilities	4,375	5,450
Total liabilities	466,351	467,034

Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 60,022,912 and 59,923,557 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	440,342	438,864
Retained earnings	26,923	25,943
Accumulated other comprehensive income	1,482	207
Noncontrolling interest	8,794	5,097
Total equity	477,547	470,117
Total Liabilities and Equity	$943,898	$937,151

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$27,764	$26,192
Restaurant revenues	4,943	4,859
Total revenues	32,707	31,051
Operating expenses:
General and administrative	2,863	3,317
Depreciation and amortization	5,409	5,187
Restaurant expenses	4,668	4,698
Interest expense	4,094	4,182
Total expenses	17,034	17,384
Other income	5	60
Income before income tax	15,678	13,727
(Provision for) benefit from income tax	(45)	80,556
Net income	15,633	94,283
Net income attributable to noncontrolling interest	(117)	—
Net Income Available to Common Shareholders	$15,516	$94,283

Basic net income per share:	$0.26	$1.95
Diluted net income per share:	$0.26	$1.61
Weighted average number of common shares outstanding:
Basic	59,929,276	48,374,846
Diluted (1)	59,995,930	58,737,283
Dividends declared per common share	$0.2425	$0.2425

(1)
Includes 17,085,566 shares issued on March 2, 2016 as part of our purging distribution to satisfy certain REIT requirements. For financial reporting purposes, these shares were assumed to have been issued on January 7, 2016.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$15,633	$94,283
Realized and unrealized gain (loss) on hedging instruments	1,285	(6,458)
Comprehensive income	16,918	87,825
Comprehensive income attributable to noncontrolling interest	(127)	—
Comprehensive Income Attributable to Common Shareholders	$16,791	$87,825

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2016	59,923,557	$6	$438,864	$25,943	$207	$5,097	$470,117
Net income	—	—	—	15,516	—	117	15,633
Other comprehensive income	—	—	—	—	1,275	10	1,285
Issuance of OP units	—	—	—	—	—	3,608	3,608
ATM proceeds, net of issuance costs	49,900	—	984	—	—	—	984
Dividends and distributions to equity holders	—	—	—	(14,536)	—	(38)	(14,574)
Stock-based compensation, net	49,455		494	—		—	494
Balance at March 31, 2017	60,022,912	$6	$440,342	$26,923	$1,482	$8,794	$477,547

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows - operating activities
Net income	$15,633	$94,283
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,409	5,187
Amortization of financing costs	398	398
Stock-based compensation expense	494	322
Deferred income taxes	(21)	(80,656)
Changes in assets and liabilities:
Derivative assets	52	381
Deferred rental asset	(2,373)	(2,595)
Deferred rental revenue	(2)	(74)
Other assets and liabilities	(601)	(1,150)
Net cash provided by operating activities	18,989	16,096
Cash flows - investing activities
Purchases of fixed assets	(11,722)	(5)
Cash used in investing activities	(11,722)	(5)
Cash flows - financing activities
Proceeds from equity issuance (ATM)	984	—
Net distributions to parent	—	—
Payment of dividend to shareholders	(14,519)	(78,076)
Repayment of debt	(2,305)	—
Net cash used in financing activities	(15,840)	(78,076)
Net decrease in cash and cash equivalents	(8,573)	(61,985)
Cash and cash equivalents, beginning of period	26,643	98,073
Cash and cash equivalents, end of period	$18,070	$36,088
Supplemental disclosures:
Dividends declared but not paid	$14,536	$14,509
Interest paid	$3,941	$3,319
Taxes paid	$199	$2,222
Non-cash investing and financing activities:
Debt assumed in purchase of real estate investments	$2,305	$—
Change in fair value of derivative instruments	$1,233	$(6,839)
Operating partnership units issued in exchange for real estate investments	$3,608	$—

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
FCPT was incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc., (together with its consolidated subsidiaries “Darden”), for the purpose of owning, acquiring and leasing properties on a triple-net basis, for use in the restaurant and related food service industries. On November 9, 2015, Darden completed a spin-off of FCPT whereby Darden contributed to us 100% of the equity interest in entities that own 418 properties (the “Properties” or “Property”) in which Darden operates restaurants, representing five of their brands, and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) along with the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash. Subsequently, Darden distributed all of our outstanding shares of common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U. S. federal income tax purposes, except for cash paid in lieu of fractional shares.
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders, subject to certain adjustments and excluding any net capital gain. As a REIT, we will not be subject to federal corporate income tax on that portion of net income that is distributed to our shareholders.  However, FCPT’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes. We will make our REIT election upon the filing of our 2016 tax return.
Any references to “the Company,” “we,” “us,” or “our” refer to FCPT as an independent, publicly traded, self-administered company.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Four Corners Property Trust, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.
Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation.
Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions used in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accompanying consolidated financial statements are based on management’s evaluation of the relevant facts and circumstances as of the date of the combination. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements, and such differences could be material.
Real Estate Investments, Net
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-four years using the straight-line method. Leasehold improvements, which are reflected on our balance sheets as a component of buildings, equipment and improvements are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Other equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying consolidated statements of comprehensive income.
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
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below market lease intangibles are generally amortized as an increase to rental revenue over the remaining initial term of the respective leases, including renewal options. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairment loss in the Company’s consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held-for-sale is reported at the lower of carrying amount or fair value, less estimated costs to sell.
In the second quarter of 2017, the Company also expects to sell one property leased to Darden for $5.2 million. The potential sale is from an unsolicited offer and would result in a gain of $3.5 million.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents can consist of cash and money market accounts.
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by Financial Accounting Standards Board ("FASB") ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. Our use of derivative instruments is currently limited to interest rate hedges. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows of the derivative are not expected to offset changes in cash flows of the hedged item. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, at the time the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

See Note 7 - Derivative Financial Instruments for additional information.
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
Revenue Recognition
Rental income
For those triple-net leases that provide for periodic and determinable increases in base rent, base rental revenue is recognized on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable. Taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental income in our consolidated statements of comprehensive income.
For those leases that provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met, the increased rental revenue is recognized as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
Income from rent, lease termination fees and all other income is recognized when all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectability is reasonably assured.
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
Restaurant revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales is recognized when food and beverage products are sold. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our consolidated statements of income.
In the first quarter of 2017, the Company adopted ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out or average cost. Under the updated guidance,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out. Adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.
Restaurant Expenses
Restaurant expenses include restaurant labor, general and administrative expenses, and food and beverage costs. Food and beverage costs include inventory, warehousing, related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.
Income Taxes
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our shareholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.
The Kerrow Restaurant Operating Business is a TRS and will continue to be taxed as a C corporation.
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
See Note 8 - Income Taxes for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings Per Share
Basic earnings per share (“EPS”) are computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income allocated to common shareholders represents net income less income allocated to participating securities. At March 31, 2017, none of the Company’s equity awards qualified as participating securities.
See Note 9 - Equity for additional information.
Stock-Based Compensation
The Company’s stock-based compensation plan provides for the grant of restricted stock awards (“RSAs”), deferred stock units (“DSUs”), performance-based awards (including performance stock units (“PSUs”)), forfeitable dividend equivalent units (“DEUs”), restricted stock units (“RSUs”), and other types of awards to eligible participants. DEUs are earned during the vesting period and received upon vesting of award. Upon forfeiture of an award, DEUs earned during the vesting period are also forfeited. We classify stock-based payment awards either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight-line basis over their vesting periods, which range between one and five years, less estimated forfeitures. No compensation cost is recognized for awards for which employees do not render the requisite services.
In the first quarter of 2017, the Company adopted ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends how companies account for certain aspects of share-based payments to employees. The new guidance required all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allowed an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company’s adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.
See Note 10 - Stock-Based Compensation for additional information.
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
Application of New Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 for one year. The standard is now effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption for annual periods beginning after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 15, 2016 and interim periods within those annual periods is permitted. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.
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
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 93% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for substantially all of our leasing revenues. The audited financial statements for Darden can be found in the Investor Relations section at www.darden.com. We are providing this website address solely for the information of our stockholders. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website into this report or other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. With 299 locations in our portfolio, Olive Garden branded restaurants comprise approximately 62% of our leased properties and approximately 69% of the revenues received under leases. Our properties, including our Kerrow restaurants, are located in 44 states, with concentrations of 10% or greater of total rental revenue in two states: Florida (12%) and Texas (11%).
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At March 31, 2017, our exposure to risk related to our derivative instruments totaled $2.1 million and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash and the $305 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESMENTS, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to triple-net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Land	$425,401	$421,941
Buildings and improvements	926,560	916,444
Equipment	138,652	139,180
Total gross real estate investments	1,490,613	1,477,565
Less: accumulated depreciation	(586,486)	(583,307)
Total Real Estate Investments, Net	$904,127	$894,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three months ended March 31, 2017, the Company invested $17.5 million, including transaction costs, in nine restaurant properties located in six states, and allocated the investment as follows: $4.2 million to land, $12.6 million to buildings and improvements, and $0.7 million to intangible assets related to leases. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under triple-net leases, with a weighted average lease term of 13.5 years. The Company accounted for these transactions as asset acquisitions in accordance with GAAP.
Operating Leases
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. Because lease renewal periods are exercisable at the option of the lessee, the table presents future minimum lease payments due during the initial lease term only.

March 31,
(In thousands)	2017
2017 (nine months)	$76,630
2018	103,450
2019	104,951
2020	106,448
2021	107,901
Thereafter	1,016,821
Total Future Minimum Lease Payments	$1,516,201
NOTE 5 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEET
Other Assets
The components of other assets were as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Intangible lease assets	$2,381	$1,772
Prepaid acquisition costs	155	438
Prepaid assets	576	614
Inventories	178	202
Accounts receivable	241	162
Other	423	631
Total Other Assets	$3,954	$3,819
Lease Intangibles, Net
The following table details lease intangible assets, net of accumulated amortization, which are included in Other Assets on our consolidated balance sheets:

	March 31,	December 31,
(In thousands)	2017	2016
In-place leases	$2,498	$1,809
Less: Accumulated amortization	(117)	(37)
Intangible Lease Assets, Net	$2,381	$1,772

The value of in-place leases amortized and included in depreciation and amortization expense was $80 thousand for the three months ended March 31, 2017. There was no amortization expense for intangible lease assets for the three months ended March 31, 2016. There were no above or below market intangible assets or liabilities at March 31, 2017 or December 31, 2016.
Based on the balance of intangible assets at March 31, 2017, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows:

March 31,
(In thousands)	2017
2017 (nine months)	$213
2018	217
2019	217
2020	211
2021	190
Thereafter	1,333
Total Future Amortization Expense	$2,381
Other Liabilities
The components of other liabilities were as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Accounts payable	$952	$726
Accrued operating expenses	891	759
Accrued interest expense	836	1,134
Deferred lease liability	643	634
Accrued compensation	539	1,296
Other	514	901
Total Other Liabilities	$4,375	$5,450
NOTE 6 – NOTES PAYABLE
At both March 31, 2017 and December 31, 2016, our notes payable consisted of (1) a $400 million, non-amortizing term loan and (2) $45 million in outstanding borrowings under the revolving credit facility. At March 31, 2017 and December 31, 2016, the net unamortized deferred financing costs were $5.7 million and $6.1 million, respectively. The weighted average interest rate on the term loan before consideration of the interest rate hedge described below was 2.56% and 2.36% at March 31, 2017 and December 31, 2016, respectively. During both the three months ended March 31, 2017 and 2016, amortization of deferred financing costs was $398 thousand. At March 31, 2017 and December 31, 2016, the weighted average interest rate on the outstanding borrowings under the revolving credit facility were 2.70% and 2.46%, respectively, and there were no outstanding letters of credit.
On February 14, 2017, FCPT OP, FCPT and certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto entered into a second amendment (the “Loan Agreement Amendment”) to the Revolving Credit and Term Loan Agreement (as amended, the "Loan Agreement"), for the purpose of, among other things, permitting an incurrence of additional unsecured debt in an aggregate principal amount of at least $50 million. The Loan Agreement Amendment further provides that, upon the incurrence of such additional unsecured debt, (A) all pledges of equity interests that secure the Loan Agreement, and all subsidiary guarantees of the Loan Agreement, will be released and (B) the financial covenant requirements in relation to maximum leverage and minimum debt service coverage will be adjusted in the manner set forth in the Loan Agreement Amendment. In addition, the Loan Agreement Amendment increases the minimum Consolidated Tangible Net Worth requirement from $845.7 million to $868.9 million. The Loan Agreement Amendment also contains customary representations and warranties by FCPT OP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
For the three months ended March 31, 2017 and 2016, we recorded approximately $4 thousand of income and $348 thousand of expense, respectively, of hedge ineffectiveness in earnings attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $703 thousand will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the three months ended March 31, 2017 and 2016, we did not have any derivatives that were not designated as hedges.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2017 and December 31, 2016.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$2,070	$837	Derivative liabilities	$—	$—
Total		$2,070	$837		$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three months ended March 31, 2017 and 2016.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
Three months ended March 31, 2017	$660	Interest expense	$(625)	Interest expense	$(4)
Three months ended March 31, 2016	$(7,444)	Interest expense	$(985)	Interest expense	$(348)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at March 31, 2017 and December 31, 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2017	$2,070	$—	$2,070	$—	$—	$2,070
December 31, 2016	837	—	837	—	—	837

Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At March 31, 2017 and December 31, 2016, the fair value of derivatives in a net asset position related to these agreements was approximately $2.1 million and $837 thousand, respectively. As of March 31, 2017, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at March 31, 2017, we would have received the termination value of $2.1 million.
NOTE 8 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2017 related to the REIT.  However, FCPT’s TRSs will generally be subject to federal, state, and local income taxes.
During the three months ended March 31, 2017 and 2016, our income tax provision (benefit) was $45 thousand and ($80,556 thousand), respectively. The income tax benefit recognized during the three months ended March 31, 2016 was principally the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our intention to elect to be taxed as a REIT commencing with the year ended December 31, 2016.
NOTE 9 – STOCKHOLDERS’ EQUITY
Preferred Stock
At March 31, 2017 and December 31, 2016, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at March 31, 2017 or December 31, 2016.
Common Stock
At March 31, 2017, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share, of common stock.
In March 2017, we declared a dividend of $0.2425 per share, which was paid in April 2017 to common stockholders of record as of March 31, 2017.
At March 31, 2017, there were 60,022,912 shares of the Company's common stock issued and outstanding.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company established an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the New York Stock Exchange through broker-dealers. During the three months ended March 31, 2017, we sold 49,900 shares under the ATM program at a weighted-average selling price of $20.04 per share, for net proceeds of approximately $985 thousand (after issuance costs). At March 31, 2017 there was $148.4 million available for issuance under the ATM program.
Noncontrolling Interest
At March 31, 2017, there were 449,320 OP units outstanding held by third parties. During the three months ended March 31, 2017, FCPT OP issued 174,576 OP units as partial consideration for the acquisitions of four properties. Generally, common OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the Common OP Units held by such limited partner. At the Company’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions.
At March 31, 2017, FCPT is the owner of approximately 99.25% of FCPT’s OP units. The remaining 0.75%, or 449,320, of FCPT’s OP units are held by unaffiliated limited partners. During the three months ended March 31, 2017, FCPT OP distributed $38 thousand to limited partners.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(In thousands except for per share data)	2017	2016
Average common shares outstanding – basic	59,929	48,375
Net effect of dilutive equity awards	67	36
Net effect of shares issued with respect to Pre-Spin Dividend	—	10,326
Average common shares outstanding – diluted	59,996	58,737
Net income	$15,633	$94,283
Basic net earnings per share	$0.26	$1.95
Diluted net earnings per share	$0.26	$1.61
For the three months ended March 31, 2017 and 2016, the number of outstanding equity awards that were anti-dilutive totaled 240,120 and 139,571, respectively.
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the quarter ended March 31, 2017 were 427,983.
NOTE 10 – STOCK-BASED COMPENSATION
On October 20, 2015, the Board of Directors of FCPT adopted, and FCPT’s sole stockholder at such time, Rare Hospitality International, Inc., approved, the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to eligible participants. Subject to adjustment, the maximum number of shares of stock reserved for issuance under the Plan is equal to 2,100,000 shares.
At March 31, 2017, 1,794,654 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $5.8 million at March 31, 2017 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2017	$1,094	$625	$1,402	$3,121
Equity grants	—	961	2,264	3,225
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(165)	(103)	(233)	(501)
Unrecognized Compensation Cost at March 31, 2017	$929	$1,483	$3,433	$5,845

At March 31, 2017, the weighted average amortization period remaining for all of our equity awards was 2.1 years.
RSUs
RSUs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At March 31, 2017 there were 63,264 RSUs outstanding, and 7,096 had vested and were distributed. There were no RSUs granted during the three months ended March 31, 2017 or 2016. There were no RSUs forfeited during the three months ended March 31, 2017. Unvested RSUs at March 31, 2017 will vest at varying times through 2019.
Restricted Stock Awards
During the three months ended March 31, 2017 and 2016, there were 44,657 and 51,209 shares of restricted stock as well as dividend equivalent rights granted under the Plan, respectively. There were no RSAs forfeited during the three months ended March 31, 2017. These shares generally vest over a three-year service period. Unvested restricted stock awards at March 31, 2017 will vest at varying times through 2019.
Performance-Based Restricted Stock Awards
During the three months ended March 31, 2017 and 2016, there were 63,538 and 68,468 performance shares as well as dividend equivalent rights granted under the Plan, respectively. The performance period of the grants run from January 1, 2017 through December 31, 2019 and January 1, 2016 through December 31, 2018, respectively. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. Based on the grant date fair value, the Company expects to recognize $3.4 million in compensation expense on a straight-line basis over the requisite service period associated with these market-based grants.
NOTE 11 –FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$2,070	$—	$2,070

December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$837	$—	$837
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at March 31, 2017 and December 31, 2016 were classified as Level 2 of the fair value hierarchy.
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

March 31, 2017
(In thousands)	Carrying Value	Fair Value
Liabilities
Note payable, excluding deferred financing costs	$445,000	$445,266

December 31, 2016
(In thousands)	Carrying Value	Fair Value
Liabilities
Note payable, excluding deferred financing costs	$445,000	$445,309
The fair value of the note payable (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Rentals
The annual future lease commitments under non-cancelable operating leases for each of the five years subsequent to March 31, 2017 and thereafter is as follows:

(In thousands)	March 31, 2017
2017 (nine months)	$386
2018	518
2019	407
2020	280
2021	97
Thereafter	—
Total Future Lease Commitments	$1,688
Rental expense was $158 thousand and $150 thousand for the three months ended March 31, 2017 and 2016, respectively.
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
NOTE 13 – SEGMENTS
During the three months ended March 31, 2017 and 2016, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present financial information by segment for the three months ended March 31, 2017 and 2016.
Three Months Ended March 31, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$27,764	$—	$—	$27,764
Intercompany rental income	99	—	(99)	—
Restaurant revenues	—	4,943	—	4,943
Total revenues	27,863	4,943	(99)	32,707
Operating expenses:
General and administrative	2,863	—	—	2,863
Depreciation and amortization	5,253	156	—	5,409
Restaurant expenses	—	4,767	(99)	4,668
Interest expense	4,094	—	—	4,094
Total operating expenses	12,210	4,923	(99)	17,034
Other income	5	—	—	5
Income before provision for income taxes	15,658	20	—	15,678
Provision for income taxes	—	(45)	—	(45)
Net Income (Loss)	$15,658	$(25)	$—	$15,633
Three Months Ended March 31, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$26,192	$—	$—	$26,192
Intercompany rental income	97	—	(97)	—
Restaurant revenues	—	4,859	—	4,859
Total revenues	26,289	4,859	(97)	31,051
Operating expenses:
General and administrative	3,317	—	—	3,317
Depreciation and amortization	5,023	164	—	5,187
Restaurant expenses	—	4,795	(97)	4,698
Interest expense	4,182	—	—	4,182
Total operating expenses	12,522	4,959	(97)	17,384
Other income	60			60
Income before provision for income taxes	13,827	(100)	—	13,727
Benefit from income taxes	80,409	147	—	80,556
Net Income	$94,236	$47	$—	$94,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents supplemental information by segment at March 31, 2017 and December 31, 2016.
March 31, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,473,992	$16,621	$1,490,613
Accumulated depreciation	(580,416)	(6,070)	(586,486)
Total real estate investments, net	$893,576	$10,551	$904,127
Cash and cash equivalents	$15,281	$2,789	$18,070
Total assets	$930,014	$13,884	$943,898
Notes payable, net of deferred financing costs	$439,293	$—	$439,293
December 31, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,460,967	$16,598	$1,477,565
Accumulated depreciation	(577,392)	(5,915)	(583,307)
Total real estate investments, net	$883,575	$10,683	$894,258
Cash and cash equivalents	$24,412	$2,231	$26,643
Total assets	$923,747	$13,404	$937,151
Notes payable, net of deferred financing costs	$438,895	$—	$438,895
NOTE 14 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after March 31, 2017, the date of the consolidated balance sheet. In the second quarter of 2017 through May 4, 2017, the Company borrowed an additional $36 million on the revolving credit facility. The Company also invested $35.1 million in acquisitions of sixteen restaurant properties located in eight states. These properties are 100% occupied under triple-net leases with a weighted average lease term of 20.0 years. The Company funded the acquisitions with cash on hand and funds borrowed under the revolving credit facility. The Company anticipates accounting for these acquisitions as asset acquisitions in accordance with GAAP. There were no contingent liabilities associated with these transactions at March 31, 2017.
The Company announced on April 20, 2017 that it has entered into an agreement pursuant to which FCPT OP will issue $125.0 million of senior, unsecured, fixed rate notes (the “Notes”) that are guaranteed by the Company. The Notes consist of $50.0 million of Notes with a seven-year term priced at a fixed interest rate of 4.68%, and $75.0 million of Notes with a ten-year term priced at a fixed interest rate of 4.93%, resulting in a weighted average maturity of 8.8 years and a weighted average fixed interest rate of 4.83%. The closing and funding of the Notes is expected to occur on June 7, 2017, subject to the satisfaction of standard closing conditions. The Company intends to use the net proceeds from the offering to reduce amounts outstanding under its unsecured credit facility, to fund any future acquisitions and for general corporate purposes.
There were no other reportable subsequent events or transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission.
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
Overview
Four Corners Property Trust, Inc. (“FCPT”) is a publicly-traded Maryland REIT which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
Our revenues are primarily generated by leasing properties to Darden and other tenants through triple-net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. We focus on income producing properties leased to high quality tenants in major markets across the United States. We also generate revenues by operating six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) pursuant to franchise agreements with Darden.
In addition to managing our existing properties, our strategy includes investing in additional restaurant and food service real estate properties to grow and diversify our existing restaurant portfolio. We expect this acquisition strategy will decrease our reliance on Darden over time. We intend to purchase properties that are well located and occupied by durable restaurant concepts, with creditworthy tenants whose operating cash flow are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring properties that have high levels of restaurant operator profitability compared to rent payments and have absolute rent levels that are not artificially higher than market rates.
In the three months ended March 31, 2017, FCPT acquired nine properties in six states for a total investment of $17.5 million, including transaction costs. These properties are 100% occupied under triple-net leases with a weighted average lease term of 13.5 years. At March 31, 2017, our wholly-owned lease portfolio had the following characteristics:

•	484 free-standing properties located in 44 states and representing an aggregate leasable area of 3.5 million square feet;

•	100% occupancy;

•	A weighted average remaining lease term of 13.5 years (based on annual base rent);

•	A weighted average annual rent escalator of 1.5% (based on annual base rent); and

•	93% investment grade tenancy (based on annual base rent).

Results of Operations
The following discussion includes the results of our operations for the three months ended March 31, 2017 and 2016 as summarized in the table below:

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenues:
Rental income	$27,764	$26,192
Restaurant revenues	4,943	4,859
Total revenues	32,707	31,051
Operating expenses:
General and administrative	2,863	3,317
Depreciation and amortization	5,409	5,187
Restaurant expenses	4,668	4,698
Interest expense	4,094	4,182
Total expenses	17,034	17,384
Other income	5	60
Income before provision for income taxes	15,678	13,727
(Provision for) benefit from income taxes	(45)	80,556
Net income	15,633	94,283
Net income attributable to noncontrolling interest	(117)	—
Net Income Attributable to Common Shareholders	$15,516	$94,283
During the three months ended March 31, 2017, we operated in two segments: real estate operations and restaurant operations. We recognize rental income on a straight-line basis to include the effect of base rent escalators.
Revenue
Rental revenue increased $1.6 million from the first quarter of 2016 to the first quarter of 2017. This increase was due to the acquisition of 59 properties in 2016, less two sold properties in 2016. Additionally, during the three months ended March 31, 2017, the Company invested $17.5 million in nine restaurant properties located in six states.
Restaurant revenues increased by $84 thousand in the first quarter of 2017 compared to the first quarter of 2016. Average revenue per restaurant increased 1.7% to $823 thousand in the first quarter of 2017 compared to the first quarter of 2016.
Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expense decreased approximately $0.5 million from the first quarter of 2016 to the first quarter of 2017 primarily due to a decrease in one-time expenses associated with establishing initial business operations that were incurred in the first quarter of 2016.
Depreciation and amortization expense represents the depreciation on real estate investments, net which have estimated lives ranging from two to 54 years. Depreciation and amortization increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, by approximately $0.2 million. Depreciation and amortization expense increased primarily due to the acquisition of depreciable assets in 2016 and the first quarter of 2017, partially offset by the sale of two properties in the fourth quarter of 2016. These expenses included costs in connection with our purging distribution to satisfy certain REIT requirements, higher than normal third-party legal expenses to establish operations and create our first 10-K, and transition expenses associated with the Spin-Off.

Total restaurant expenses decreased by $30 thousand in the first quarter of 2017 compared to the first quarter of 2016 mainly due to one-time costs incurred in the first quarter of 2016 to enable restaurant operations independent from Darden.
Interest Expense
On November 9, 2015, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) that provides for borrowings of up to $750.0 million and consists of (1) a $400.0 million non-amortizing term loan that matures on November 9, 2020 and (2) a $350.0 million revolving credit facility that provides for loans and letters of credit. At March 31, 2017 and December 31, 2016, the weighted average interest rate on the term loan before consideration of the interest rate hedge described below was 2.56% and 2.36%, respectively. At both March 31, 2017 and December 31, 2016, there were $45.0 million of outstanding borrowings under the revolving credit facility with a weighted average interest rate of 2.70% and no outstanding letters of credit. As of May 4, 2017, the Company had borrowed $81 million under the revolving credit facility.
On November 9, 2015, we also entered into interest rate swaps with aggregate notional values totaling $400 million to hedge the variability associated with the Loan Agreement, fixing our gross interest expense at 3.06%. These swaps are accounted for as cash flow hedges with all interest expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income. At March 31, 2017, the average interest rate on the term loan including the cost of the swap agreements and the amortization of upfront costs and excluding hedge ineffectiveness was 3.5%.
Income Taxes
During the three months ended March 31, 2017 and 2016, our income tax expense was $45 thousand and a benefit of $80.6 million, respectively. The income tax provision for the three months ended March 31, 2017 is primarily due to income taxes incurred at the Kerrow Restaurant Operating Business, a taxable REIT subsidiary. The income tax benefit recognized during the three months ended March 31, 2016 was the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our intention to be taxed as a REIT commencing with the year ending December 31, 2016.
Critical Accounting Policies
The preparation of FCPT’s consolidated financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At March 31, 2017, we had $18.1 million of cash and cash equivalents and $305 million of borrowing capacity under our Credit Facility, which expires on November 9, 2019. The revolving credit facility provides for a letter of credit sub-limit of $45 million. The Loan Agreement was amended on February 14, 2017 for the purpose of, among other things, permitting an incurrence of additional unsecured debt in the aggregate principal amount of at least $50 million. See Note 6 - Notes Payable included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of March 31, 2017, we had $45 million of outstanding borrowings under our revolving credit facility and no outstanding letters of credit.

We have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During the three months ended March 31, 2017, we sold 49,900 shares under the ATM program for net proceeds of approximately $985 thousand (after issuance costs). The net proceeds were employed to fund acquisitions, and for general corporate purposes. At March 31, 2017, $148.4 million in gross proceeds capacity remained available under the ATM Program.
On a long-term basis, our principal demands for funds include payment of dividends, financing of property acquisitions and scheduled debt maturities. We plan to meet our long-term capital needs by issuing debt or equity securities or by obtaining asset-level financing, subject to market conditions. In addition, we may issue common stock to permanently finance properties that were financed on an intermediate basis by our revolving Credit Facility or other indebtedness. In the future, we may also acquire properties by issuing partnership interests of our operating partnership in exchange for property owned by third parties. Our common partnership interests would be redeemable for cash or shares of our common stock.
The Company announced on April 20, 2017 that it has entered into an agreement pursuant to which FCPT OP will issue $125.0 million of senior, unsecured, fixed rate notes (the “Notes”) guaranteed by the Company. The Notes consist of $50.0 million of notes with a seven-year term priced at a fixed interest rate of 4.68%, and $75.0 million of notes with a ten-year term priced at a fixed interest rate of 4.93%, resulting in a weighted average maturity of 8.8 years and a weighted average fixed interest rate of 4.83%. The closing and funding of the Notes is expected to occur on June 7, 2017, subject to the satisfaction of standard closing conditions. The Company intends to use the net proceeds from the offering to reduce amounts outstanding under its unsecured credit facility, to fund any future acquisitions and for general corporate purpose.
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
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.
Off-Balance Sheet Arrangements
At March 31, 2017, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(In thousands, except share data)	2017	2016
Net income	$15,633	$94,283
Depreciation and amortization	5,409	5,187
Deferred tax benefit from REIT election	—	(80,409)
FFO (as defined by NAREIT)	$21,042	$19,061
Non-cash stock-based compensation	494	317
Non-cash amortization of deferred financing costs	398	398
Other non-cash interest expense	52	380
Straight-line rent	(2,373)	(2,595)
Adjusted funds from operations (AFFO)	$19,613	$17,561

Fully diluted shares outstanding (1)	60,423,913	58,737,283

FFO per diluted share	$0.35	$0.32

AFFO per diluted share	$0.32	$0.30
(1)    Assumes the issuance of common shares for OP units held by non-controlling partners.
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
Funds from Operations (“FFO”) is a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We also omit the tax impact of non-FFO producing activities from FFO determined in accordance with the NAREIT definition.
Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-GAAP measure and should not be considered a measure of liquidity, including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2016.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC.
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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	May 4, 2017	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 4, 2017	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Amendment No. 2, dated as of February 14, 2017, among Four Corners Operating Partnership and the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2017).

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