Form 10-Q
period 2017-06-30
Four Corners Property Trust, Inc.
filed 2017-08-08
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of August 8, 2017: 61,193,753

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Real estate investments:
Land	$441,035	$421,941
Buildings, equipment and improvements	1,098,306	1,055,624
Total real estate investments	1,539,341	1,477,565
Less: Accumulated depreciation	(589,913)	(583,307)
Total real estate investments, net	949,428	894,258
Real estate held for sale	1,691	—
Cash and cash equivalents	81,328	26,643
Deferred rent	16,389	11,594
Derivative assets	1,630	837
Other assets	3,827	3,819
Total Assets	$1,054,293	$937,151

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of deferred financing costs	$518,018	$438,895
Dividends payable	14,820	14,519
Deferred rental revenue	8,228	7,974
Deferred tax liabilities	157	196
Other liabilities	4,932	5,450
Total liabilities	546,155	467,034

Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 61,193,753 and 59,923,557 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	468,933	438,864
Retained earnings	30,423	25,943
Accumulated other comprehensive income	1,059	207
Noncontrolling interest	7,717	5,097
Total equity	508,138	470,117
Total Liabilities and Equity	$1,054,293	$937,151
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$28,327	$26,192	$56,091	$52,385
Restaurant revenues	4,826	4,701	9,766	9,560
Total revenues	33,153	30,893	65,857	61,945
Operating expenses:
General and administrative	3,459	2,508	6,316	5,826
Depreciation and amortization	5,426	5,101	10,829	10,288
Restaurant expenses	4,583	4,593	9,251	9,291
Interest expense	4,508	3,858	8,604	8,039
Total expenses	17,976	16,060	35,000	33,444
Other income	34	18	39	78
Realized gain on sale, net	3,291	—	3,291	—
Income before income taxes	18,502	14,851	34,187	28,579
Income tax (expense) benefit	(61)	(50)	(106)	80,506
Net income	18,441	14,801	34,081	109,085
Net income attributable to noncontrolling interest	(128)	—	(245)	—
Net Income Available to Common Shareholders	$18,313	$14,801	$33,836	$109,085

Basic net income per share:	$0.30	$0.25	$0.56	$2.02
Diluted net income per share:	$0.30	$0.25	$0.56	$1.84
Weighted average number of common shares outstanding:
Basic	60,319,521	59,830,284	60,125,477	54,102,565
Diluted (1)	60,430,606	59,844,059	60,215,050	59,271,807
Dividends declared per common share	$0.2425	$0.2425	$0.4850	$0.4850

(1)
Includes 17,085,566 shares issued on March 2, 2016 as part of our purging distribution to satisfy certain REIT requirements. For financial reporting purposes, these shares were assumed to have been issued on January 7, 2016.

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$18,441	$14,801	$34,081	$109,085
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(839)	(3,067)	(179)	(10,510)
Reclassification adjustment of derivative instruments included in net income	409	979	1,034	1,964
Other comprehensive (loss) income:	(430)	(2,088)	855	(8,546)
Comprehensive income	18,011	12,713	34,936	100,539
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	128	—	245	—
Other comprehensive income (loss) attributable to noncontrolling interest	(7)	—	3	—
Comprehensive income attributable to noncontrolling interest	121	—	248	—
Comprehensive Income Attributable to Common Shareholders	$17,890	$12,713	$34,688	$100,539

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2016	59,923,557	$6	$438,864	$25,943	$207	$5,097	$470,117
Net income	—	—	—	33,836	—	245	34,081
Other comprehensive income	—	—	—	—	852	3	855
Issuance of OP units, net	—	—	—	—	—	2,621	2,621
ATM proceeds, net of issuance costs	1,216,992	—	28,871	—	—	—	28,871
Dividends and distributions to equity holders	—	—	—	(29,356)	—	(249)	(29,605)
Stock-based compensation, net	53,204	—	1,198	—	—	—	1,198
Balance at June 30, 2017	61,193,753	$6	$468,933	$30,423	$1,059	$7,717	$508,138

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows - operating activities
Net income	$34,081	$109,085
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,829	10,288
Gain on disposal of land, building, and equipment	(3,291)	—
Amortization of financing costs	813	796
Stock-based compensation expense	1,198	742
Deferred income taxes	(39)	(80,675)
Changes in assets and liabilities:
Derivative assets	62	436
Deferred rental asset	(4,795)	(5,191)
Deferred rental revenue	254	(74)
Other assets and liabilities	122	(2,138)
Net cash provided by operating activities	39,234	33,269
Cash flows - investing activities
Purchases of fixed assets	(64,013)	(24)
Net proceeds from sale of fixed assets	5,001	—
Advance deposits on acquisition of operating real estate	(122)	—
Cash used in investing activities	(59,134)	(24)
Cash flows - financing activities
Net proceeds from equity issuance	28,871	—
Proceeds from issuance of senior notes	125,000	—
Payment of deferred financing costs	(1,690)	—
Proceeds from revolving credit facility	36,000	—
Payment of dividend to shareholders	(29,054)	(92,586)
Distribution to non-controlling interests	(249)	—
Redemption of non-controlling interests	(988)	—
Repayment of debt assumed in purchase of real estate investments	(2,305)	—
Repayment of revolving credit facility	(81,000)	—
Net cash provided by (used in) financing activities	74,585	(92,586)
Net increase (decrease) in cash and cash equivalents	54,685	(59,341)
Cash and cash equivalents, beginning of period	26,643	98,073
Cash and cash equivalents, end of period	$81,328	$38,732
Supplemental disclosures:
Dividends declared but not paid	$14,820	$14,509
Interest paid	$7,724	$6,556
Taxes paid	$333	$2,295
Non-cash investing and financing activities:
Repayment of debt assumed in purchase of real estate investments	$2,305
Change in fair value of derivative instruments	$793	$—
Operating partnership units issued in exchange for real estate investments	$3,608	$—
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
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders, subject to certain adjustments and excluding any net capital gain. As a REIT, we will not be subject to federal corporate income tax on that portion of net income that is distributed to our shareholders.  However, FCPT’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes. We made our REIT election upon the filing of our 2016 tax return.
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
Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. The Company reclassified 2016 interest income earned on its cash and marketable securities from rental income to other income. The reclassification totaled $18 thousand and $78 thousand for the three and six months ended June 30, 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions used in the accompanying consolidated financial statements are based on management’s evaluation of the relevant facts and circumstances as of the date of the combination. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements, and such differences could be material.
Real Estate Investments, Net
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-five years using the straight-line method. Leasehold improvements, which are reflected on our balance sheets as a component of buildings, equipment and improvements are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Other equipment is generally depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying consolidated statements of comprehensive income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In the second quarter of 2017, the Company sold one property leased to Darden for total consideration of $5.2 million. The sale was the result of an unsolicited offer and resulted in a net gain of $3.3 million after costs to sell. Additionally, the Company expects to finalize the sale of one property leased to Darden for approximately $5.9 million in the third quarter of 2017. This prospective sale is from an unsolicited offer and would result in a gain of approximately $4.2 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria in accordance with United States generally accepted accounting principals (“U.S. GAAP”), changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.
See Note 7 - Derivative Financial Instruments for additional information.
Other Assets and Liabilities
Other assets primarily consist of intangible lease assets, pre-acquisition costs, prepaid assets, inventories, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest, accrued operating expenses, and deferred rent obligations on certain operating leases.
Notes Payable
Notes payable are carried at their unpaid principal balance, net of deferred financing costs. This long-term debt is unsecured and interest is paid monthly on our non-amortizing term loan and revolving credit facility and semi-annually on our senior fixed rate notes until the principal is paid in whole or matures at a future date.
See Note 6 - Notes Payable, Net of Deferred Financing Costs for additional information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On January 1, 2017, the Company adopted ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out. Adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.
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
The Kerrow Restaurant Operating Business is a TRS and is taxed as a C corporation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
See Note 8 - Income Taxes for additional information.
Earnings Per Share
Basic earnings per share (“EPS”) are computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income allocated to common shareholders represents net income less income allocated to participating securities. At June 30, 2017, none of the Company’s equity awards qualified as participating securities.
See Note 9 - Stockholders’ Equity for additional information.
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
Effective January 1, 2017, the Company adopted ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends how companies account for certain aspects of share-based payments to employees. The new guidance required all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allowed an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company’s adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Application of New Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 for one year. The standard is now effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption for annual periods beginning after December 15, 2016 and interim periods within those annual periods is permitted. We will adopt this standard retrospectively with the cumulative effect recognized at the date of initial application. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.
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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting in Topic 718. ASU No. 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, and should be applied prospectively to an award modified on or after the adoption date. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 90% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for substantially all of our leasing revenues. The audited financial statements for Darden can be found in the Investor Relations section at www.darden.com. We are providing this website address solely for the information of our stockholders. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website into this report or other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. With 298 locations in our portfolio, Olive Garden branded restaurants comprise approximately 59% of our leased properties and approximately 67% of the revenues received under leases. Our properties, including our Kerrow restaurants, are located in 44 states, with concentrations of 10% or greater of total rental revenue in two states: Florida (11%) and Texas (11%).
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At June 30, 2017, our exposure to risk related to our derivative instruments totaled $1.6 million and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash and the $350.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – REAL ESTATE INVESMENTS, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to triple-net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Land	$441,035	$421,941
Buildings and improvements	960,075	916,444
Equipment	138,231	139,180
Total gross real estate investments	1,539,341	1,477,565
Less: accumulated depreciation	(589,913)	(583,307)
Total Real Estate Investments, Net	$949,428	$894,258
During the six months ended June 30, 2017, the Company invested $69.8 million, including transaction costs, in thirty-two restaurant properties located in fourteen states, and allocated the investment as follows: $20.8 million to land, $48.3 million to buildings and improvements, and $0.7 million to intangible assets related to leases. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under triple-net leases, with a weighted average lease term of 18.3 years. The Company accounted for these transactions as asset acquisitions in accordance with U.S. GAAP.

Operating Leases
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases, and because lease renewal periods are exercisable at the option of the lessee, the table presents future minimum lease payments due during the initial lease term only.

June 30,
(In thousands)	2017
2017 (six months)	$52,836
2018	106,926
2019	108,490
2020	110,032
2021	111,494
2022	113,263
Thereafter	968,605
Total Future Minimum Lease Payments	$1,571,646

NOTE 5 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Intangible lease assets	$2,301	$1,772
Prepaid acquisition costs	317	438
Prepaid assets	414	614
Inventories	152	202
Accounts receivable	207	162
Other	436	631
Total Other Assets	$3,827	$3,819
Lease Intangibles, Net
The following table details lease intangible assets, net of accumulated amortization, which are included in Other Assets on our consolidated balance sheets:

	June 30,	December 31,
(In thousands)	2017	2016
In-place leases	$2,498	$1,809
Less: Accumulated amortization	(197)	(37)
Intangible Lease Assets, Net	$2,301	$1,772
The value of in-place leases amortized and included in depreciation and amortization expense for the three and six months ended June 30, 2017 was $80 thousand and $160 thousand, respectively. There was no amortization expense for intangible lease assets for the three or six months ended June 30, 2016. There were no above or below market intangible assets or liabilities at June 30, 2017 or December 31, 2016.
Based on the balance of intangible assets at June 30, 2017, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows:

June 30,
(In thousands)	2017
2017 (six months)	$133
2018	217
2019	217
2020	211
2021	190
2022	183
Thereafter	1,150
Total Future Amortization Expense	$2,301

Other Liabilities
The components of other liabilities were as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Accounts payable	$545	$726
Accrued operating expenses	949	759
Accrued interest expense	1,137	1,134
Deferred lease liability	653	634
Accrued compensation	895	1,296
Other	753	901
Total Other Liabilities	$4,932	$5,450
NOTE 6 – NOTES PAYABLE, NET OF DEFERRED FINANCING COSTS
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
On June 7, 2017, the FCPT OP issued $125.0 million of senior, unsecured, fixed rate notes (the “Notes”) in a private placement pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”). The Notes consist of $50.0 million of notes with a seven-year term priced at a fixed interest rate of 4.68% ( the “Series A Notes”), and $75.0 million of notes with a ten-year term priced at a fixed interest rate of 4.93% (the “Series B Notes”), resulting in a weighted average maturity of 8.8 years as of June 7, 2017 and a weighted average fixed interest rate of 4.83%. The all-in pricing represented 235 basis points and 240 basis points above the 7-year and 10-year U.S. Treasury rates, respectively, at the time of pricing.
Under the terms of the Note Purchase Agreement, the Notes have the same guarantors as the Loan Agreement. The Note Purchase Agreement contains customary financial covenants, including a total leverage ratio, a mortgage-secured leverage ratio, a secured recourse leverage ratio, a fixed charge coverage ratio, a minimum net worth requirement, an unhedged floating rate debt ratio, an unencumbered leverage ratio and an unencumbered interest coverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the Existing Credit Agreement. In addition, the Note Purchase Agreement includes provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the Loan Agreement.
The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations.
The Company used a portion of the net proceeds from the offering to reduce amounts outstanding under its unsecured credit facility, and intends to use the remaining proceeds to fund future acquisitions and for general corporate purposes.

The Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States or any other jurisdiction absent registration or an applicable exemption from the registration requirements of the Securities Act and the applicable securities laws of any state or other jurisdiction. FCPT OP offered and sold the Notes in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
At June 30, 2017, our notes payable consisted of (1) a $400 million, non-amortizing term loan and (2) $125.0 million of senior, unsecured, fixed rate notes. At December 31, 2016, our notes payable consisted of (1) a $400 million, non-amortizing term loan and (2) $45 million in outstanding borrowings under the revolving credit facility which was paid off in June 2017 from the proceeds of the Notes.
At June 30, 2017 and December 31, 2016, the net unamortized deferred financing costs were approximately $7.0 million and $6.1 million, respectively. The weighted average interest rate on the term loan before consideration of the interest rate hedge described below was 2.8% and 2.36% at June 30, 2017 and December 31, 2016, respectively. During the three months ended June 30, 2017 and 2016, amortization of deferred financing costs was $415 thousand and $398 thousand, respectively. During the six months ended June 30, 2017 and June 30, 2016, amortization of deferred financing costs was $813 thousand and $796 thousand, respectively. At June 30, 2017 there was no balance outstanding under the revolving credit facility. At December 31, 2016, there was $45.0 million outstanding under the revolving credit facility with a weighted average interest rate of 2.46%. There were no outstanding letters of credit at June 30, 2017 or December 31, 2017.
The Company was in compliance with all debt covenants at June 30, 2017 and December 31, 2016.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
For the three months ended June 30, 2017 and 2016, we recorded approximately $40 thousand of income and $5 thousand of expense, respectively, of hedge ineffectiveness in earnings. For the six months ended June, 2017 and 2016, we recorded approximately $36 thousand of income and $353 thousand of expense, respectively, of hedge ineffectiveness in earnings. The hedge ineffectiveness is attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $195 thousand will be reclassified to earnings as an increase to interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the six months ended June 30, 2017 and 2016, we did not have any derivatives that were not designated as cash flow hedges.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2017 and December 31, 2016.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		June 30, 2017	December 31, 2016		June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$1,630	$837	Derivative liabilities	$—	$—
Total		$1,630	$837		$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three months ended June 30, 2017 and 2016.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
Three months ended June 30, 2017	$(839)	Interest expense	$(409)	Interest expense	$40
Three months ended June 30, 2016	$(3,067)	Interest expense	$(979)	Interest expense	$(5)
Six months ended June 30, 2017	$(179)	Interest expense	$(1,034)	Interest expense	$36
Six months ended June 30, 2016	$(10,510)	Interest expense	$(1,964)	Interest expense	$(353)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at June 30, 2017 and December 31, 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2017	$1,630	$—	$1,630	$—	$—	$1,630
December 31, 2016	837	—	837	—	—	837
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At June 30, 2017 and December 31, 2016, the fair value of derivatives in a net asset position related to these agreements was approximately $1.6 million and $837 thousand, respectively. As of June 30, 2017, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at June 30, 2017, we would have received the termination value of $1.6 million.
NOTE 8 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the six months ended June 30, 2017 related to the REIT.  However, FCPT’s TRSs will generally be subject to federal, state, and local income taxes.
During the three months ended June 30, 2017 and 2016, our income tax provision was $61 thousand and $50 thousand, respectively, and was due to income taxes incurred at the Kerrow Restaurant Operating Business, a taxable REIT subsidiary.
During the six months ended June 30, 2017 and 2016, we recognized an income tax expense of $106 thousand and a benefit of $80.5 million. The 2017 provision was primarily due to income taxes incurred at the Kerrow Restaurant Operating Business. The income tax benefit recognized during the six months ended June 30, 2016 was principally the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our intention to elect to be taxed as a REIT commencing with the year ended December 31, 2016.
NOTE 9 – STOCKHOLDERS’ EQUITY
Preferred Stock
At June 30, 2017 and December 31, 2016, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at June 30, 2017 or December 31, 2016.
Common Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2017 and December 31, 2016, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share, of common stock.
In March 2017, we declared a dividend of $0.2425 per share, which was paid in April 2017 to common stockholders of record as of March 31, 2017. In June 2017, we declared a dividend of $0.2425 per share, which was paid in July 2017 to common stockholders of record as of June 30, 2017.
At June 30, 2017, there were 61,193,753 shares of the Company's common stock issued and outstanding.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company established an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the New York Stock Exchange through broker-dealers. During the six months ended June 30, 2017, we sold 1,216,992 shares under the ATM program at a weighted-average selling price of $24.12 per share, for net proceeds of approximately $28.9 million (after issuance costs). At June 30, 2017 there was $120.0 million available for issuance under the ATM program.
Noncontrolling Interest
At June 30, 2017, there were 409,320 OP units outstanding held by third parties. During the six months ended June 30, 2017, FCPT OP issued 174,576 OP units as partial consideration for the acquisitions of four properties and redeemed 40,000 OP units for cash consideration of $988 thousand at a 10-day share price preceding average of $24.71 to an unaffiliated limited partner. Generally, common OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions. The redemption value of outstanding non-controlling interest OP units was $10.4 million and $5.5 million as of June 30, 2017 and December 31, 2016, respectively.
At June 30, 2017, FCPT is the owner of approximately 99.34% of FCPT’s OP units. The remaining 0.66%, or 409,320, of FCPT’s OP units are held by unaffiliated limited partners. During the six months ended June 30, 2017, FCPT OP distributed $249 thousand to limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
(In thousands except for per share data)	2017	2016
Average common shares outstanding – basic	60,320	59,830
Net effect of dilutive equity awards	111	14
Average common shares outstanding – diluted	60,431	59,844
Net income available to common shareholders	$18,313	$14,801
Basic net earnings per share	$0.30	$0.25
Diluted net earnings per share	$0.30	$0.25
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended June 30, 2017 were 440,089.
The following table presents the computation of basic and diluted net earnings per common share for the six months ended June 30, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended June 30,
(In thousands except for per share data)	2017	2016
Average common shares outstanding – basic	60,125	54,103
Net effect of dilutive equity awards	90	6
Net effect of shares issued with respect to Pre-Spin Dividend	—	5,163
Average common shares outstanding – diluted	60,215	59,272
Net income available to common shareholders	$33,836	$109,085
Basic net earnings per share	$0.56	$2.02
Diluted net earnings per share	$0.56	$1.84
For the three months ended June 30, 2017 and 2016, the number of outstanding equity awards that were anti-dilutive totaled 305,221 and 232,968, respectively. For the six months ended June 30, 2017 and 2016, the number of outstanding equity awards that were anti-dilutive totaled 272,269 and 201,190, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the six months ended June 30, 2017 were 434,070.
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
At June 30, 2017, 1,792,925 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $5.2 million at June 30, 2017 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2017	$1,094	$625	$1,402	$3,121
Equity grants	—	1,001	2,264	3,265
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(331)	(274)	(607)	(1,212)
Unrecognized Compensation Cost at June 30, 2017	$763	$1,352	$3,059	$5,174

At June 30, 2017, the weighted average amortization period remaining for all of our equity awards was 1.9 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2017, there were 61,322 RSUs outstanding, and 10,509 had vested and were distributed. There were no RSUs granted during the six months ended June 30, 2017 or 2016. There were no RSUs forfeited during the six months ended June 30, 2017 or 2016. Unvested RSUs at June 30, 2017 will vest at varying times through 2019.
Restricted Stock Awards
During the six months ended June 30, 2017 and 2016, there were 81,909 and 53,589 shares of restricted stock as well as dividend equivalent rights granted under the Plan, respectively. There were no RSAs forfeited during the six months ended June 30, 2017. These shares generally vest over a three-year service period. Unvested restricted stock awards at June 30, 2017 will vest at varying times through 2019.
Performance-Based Restricted Stock Awards
During the six months ended June 30, 2017 and 2016, there were 135,578 and 72,040 performance shares as well as dividend equivalent rights granted under the Plan, respectively. The performance period of the grants run from January 1, 2017 through December 31, 2019, and January 1, 2016 through December 31, 2018, respectively. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. Based on the grant date fair value, the Company expects to recognize $3.1 million in compensation expense on a straight-line basis over the requisite service period associated with these market-based grants.
NOTE 11 –FAIR VALUE MEASUREMENTS
The carrying amounts of certain of the Company’s financial instruments including cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates. The carrying value of derivative financial instruments equal fair value in accordance with U.S. GAAP.
Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate hierarchy disclosures each reporting period. The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$1,630	$—	$1,630

December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$837	$—	$837
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at June 30, 2017 and December 31, 2016 were classified as Level 2 of the fair value hierarchy.
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

June 30, 2017
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan, excluding deferred financing costs	$400,000	$400,189
Senior fixed note - 7 year, excluding deferred financing costs	$50,000	$50,659
Senior fixed note - 10 year, excluding deferred financing costs	$75,000	$76,549

December 31, 2016
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan and revolver balance, excluding deferred financing costs	$445,000	$445,309
Senior fixed note - 7 year, excluding deferred financing costs	$—	$—
Senior fixed note - 10 year, excluding deferred financing costs	$—	$—
The fair value of the Notes payable (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Rentals
The annual future lease commitments under non-cancelable operating leases for the five years subsequent to June 30, 2017 and thereafter is as follows:

(In thousands)	June 30, 2017
2017 (six months)	$257
2018	518
2019	407
2020	246
2021	90
2022	—
Thereafter	—
Total Future Lease Commitments	$1,518
Rental expense was $156 thousand and $142 thousand for the three months ended June 30, 2017 and 2016, and $313 thousand and $277 thousand for the six months ended June 30, 2017 and 2016, respectively.
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
NOTE 13 – SEGMENTS
During the three and six months ended June 30, 2017 and 2016, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present financial information by segment for the three months ended June 30, 2017 and 2016.
Three Months Ended June 30, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$28,327	$—	$—	$28,327
Intercompany rental income	99	—	(99)	—
Restaurant revenues	—	4,826	—	4,826
Total revenues	28,426	4,826	(99)	33,153
Operating expenses:
General and administrative	3,459	—	—	3,459
Depreciation and amortization	5,312	114	—	5,426
Restaurant expenses	—	4,682	(99)	4,583
Interest expense	4,508	—	—	4,508
Total operating expenses	13,279	4,796	(99)	17,976
Other income	34	—	—	34
Realized gain on sale, net	3,291	—	—	3,291
Income before income taxes	18,472	30	—	18,502
Income tax expense	—	(61)	—	(61)
Net Income (Loss)	$18,472	$(31)	$—	$18,441
Three Months Ended June 30, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$26,192	$—	$—	$26,192
Intercompany rental income	97	—	(97)	—
Restaurant revenues	—	4,701	—	4,701
Total revenues	26,289	4,701	(97)	30,893
Operating expenses:
General and administrative	2,508	—	—	2,508
Depreciation and amortization	4,941	160	—	5,101
Restaurant expenses	—	4,690	(97)	4,593
Interest expense	3,858	—	—	3,858
Total operating expenses	11,307	4,850	(97)	16,060
Other income	18	—	—	18
Realized gain on sale, net	—	—	—	—
Income (loss) before income taxes	15,000	(149)	—	14,851
Income tax expense	—	(50)	—	(50)
Net Income (Loss)	$15,000	$(199)	$—	$14,801

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present financial information by segment for the six months ended June 30, 2017 and 2016.
Six Months Ended June 30, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$56,091	$—	$—	$56,091
Intercompany rental income	197	—	(197)	—
Restaurant revenues	—	9,766	—	9,766
Total revenues	56,288	9,766	(197)	65,857
Operating expenses:
General and administrative	6,316	—	—	6,316
Depreciation and amortization	10,594	235	—	10,829
Restaurant expenses	—	9,448	(197)	9,251
Interest expense	8,604	—	—	8,604
Total operating expenses	25,514	9,683	(197)	35,000
Other income	39	—	—	39
Realized gain on sale, net	3,291	—	—	3,291
Income before income taxes	34,104	83	—	34,187
Income tax expense	—	(106)	—	(106)
Net Income (Loss)	$34,104	$(23)	$—	$34,081
Six Months Ended June 30, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental income	$52,385	$—	$—	$52,385
Intercompany rental income	194	—	(194)	—
Restaurant revenues	—	9,560	—	9,560
Total revenues	52,579	9,560	(194)	61,945
Operating expenses:
General and administrative	5,826	—	—	5,826
Depreciation and amortization	9,964	324	—	10,288
Restaurant expenses	—	9,485	(194)	9,291
Interest expense	8,039	—	—	8,039
Total operating expenses	23,829	9,809	(194)	33,444
Other income	78	—	—	78
Realized gain on sale, net	—	—	—	—
Income before income taxes	28,828	(249)	—	28,579
Benefit from income taxes	80,409	97	—	80,506
Net Income (Loss)	$109,237	$(152)	$—	$109,085

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents supplemental information by segment at June 30, 2017 and December 31, 2016.
June 30, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,522,688	$16,653	$1,539,341
Accumulated depreciation	(583,694)	(6,219)	(589,913)
Total real estate investments, net	$938,994	$10,434	$949,428
Cash and cash equivalents	$79,826	$1,502	$81,328
Total assets	$1,041,863	$12,430	$1,054,293
Notes payable, net of deferred financing costs	$518,018	$—	$518,018
December 31, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,460,967	$16,598	$1,477,565
Accumulated depreciation	(577,392)	(5,915)	(583,307)
Total real estate investments, net	$883,575	$10,683	$894,258
Cash and cash equivalents	$24,412	$2,231	$26,643
Total assets	$923,747	$13,404	$937,151
Notes payable, net of deferred financing costs	$438,895	$—	$438,895
NOTE 14 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after June 30, 2017, the date of the consolidated balance sheet through August 4, 2017. On July 12, 2017, FCPT OP entered into two interest rate swaps pursuant to an International Swaps and Derivatives Association Master Agreement with J.P. Morgan Chase Bank, N.A. One swap has a fixed notional value of $100.0 million with an effective date of November 9, 2018, and a maturity date of November 9, 2021, and where the fixed rate paid by FCPT OP is 1.960% and the variable rate received resets monthly to the one month LIBOR rate. The second swap has a fixed notional value of $100.0 million with an effective date of November 9, 2020, and a maturity date of November 9, 2023, and where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one month LIBOR rate. These hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and are not for trading purposes.
On July 26, 2017, the Company invested $3.4 million in the acquisition of two properties located in Indiana. The properties are 100% occupied under triple-net leases with a weighted average lease term of 20.0 years. The Company funded the acquisition with cash on hand. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at June 30, 2017.
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
In the six months ended June 30, 2017, FCPT acquired 32 properties in fourteen states for a total investment of $69.8 million, including transaction costs. These properties are 100% occupied under triple-net leases with a weighted average lease term of 18.6 years. At June 30, 2017, our wholly-owned lease portfolio had the following characteristics:

•	506 free-standing properties located in 44 states and representing an aggregate leasable area of 3.58 million square feet;

•	100% occupancy;

•	A weighted average remaining lease term of 13.4 years (based on annual base rent);

•	A weighted average annual rent escalator of 1.5% (based on annual base rent); and

•	90% investment grade tenancy (based on annual cash rent).

Results of Operations
The following discussion includes the results of our operations for the three and six months ended June 30, 2017 and 2016 as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenues:
Rental income	$28,327	$26,192	$56,091	$52,385
Restaurant revenues	4,826	4,701	9,766	9,560
Total revenues	33,153	30,893	65,857	61,945
Operating expenses:
General and administrative	3,459	2,508	6,316	5,826
Depreciation and amortization	5,426	5,101	10,829	10,288
Restaurant expenses	4,583	4,593	9,251	9,291
Interest expense	4,508	3,858	8,604	8,039
Total expenses	17,976	16,060	35,000	33,444
Other income	34	18	39	78
Realized gain on sale, net	3,291	—	3,291	—
Income before provision for income taxes	18,502	14,851	34,187	28,579
Income tax (expense) benefit from income taxes	(61)	(50)	(106)	80,506
Net income	18,441	14,801	34,081	109,085
Net income attributable to noncontrolling interest	(128)	—	(245)	—
Net Income Attributable to Common Shareholders	$18,313	$14,801	$33,836	$109,085
During the three and six months ended June 30, 2017, we operated in two segments: real estate operations and restaurant operations. We recognize rental income on a straight-line basis to include the effect of base rent escalators.
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue
Rental income revenue increased $2.1 million during the three months ended June 30, 2017 compared to the same period in 2016. This increase was due to the acquisition of 91 properties less three properties sold during the year over year period. Additionally, during the three months ended June 30, 2017, the Company invested $52.3 million in twenty-three restaurant properties located in eleven states.
Restaurant revenues increased by $125 thousand during the three months ended June 30, 2017 compared to the same period in 2016. Average revenue per restaurant increased 2.7% to $804 thousand during the three months ended June 30, 2017 compared to the same period in 2016.
Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expense increased $1.0 million in the three months ended June 30, 2017 compared to the same period in 2016 primarily as a result of bringing the accounting function in-house, which included one time recruiting expenses, additional compensation expense, and costs to implement a new general ledger system. General and administrative expense also increased as a result of legal expenses related to our ATM equity issuance program.
Depreciation and amortization expense represents the depreciation on real estate investments, net which have estimated lives ranging from two to 55 years. Depreciation and amortization increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, by approximately $0.3 million. Depreciation and amortization expense increased primarily due to the acquisition of depreciable assets in the last half of 2016 and the first half of 2017.
Total restaurant expenses remained virtually flat in the second quarter of 2017 compared to the second quarter of 2016.
We incur interest expense on our $400 million term loan, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $125 million of senior fixed rate notes. Interest expense increased $650 thousand from the three months ended 2016 compared to the three months ended June 30, 2017 due to increased borrowings on our revolving credit facility during the second quarter of 2017 and interest expense on the $125.0 million private placement notes issued on June 7, 2017.
Income Taxes
During the three months ended June 30, 2017 and 2016, our income tax expense was $61 thousand and $50 thousand, respectively. The income tax provision for the three months ended June 30, 2017 and 2016 is primarily due to income taxes incurred at the Kerrow Restaurant Operating Business, a taxable REIT subsidiary.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Revenue
Rental income revenue increased $3.7 million from the six months ended 2016 to the six months ended 2017. This increase was due to the acquisition of 91 properties less three properties sold during the year over year period. Additionally, during the six months ended June 30, 2017, the Company invested $69.8 million in thirty-two restaurant properties located in fourteen states.
Restaurant revenues increased by $0.2 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Average revenue per restaurant increased 2.2% to $1.63 million in the six months ended June 30, 2017 compared to the same period of 2016.
Expenses
General and administrative expense increased approximately $0.5 million from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily as a result of bringing the accounting function in-house, which included one time recruiting expenses, additional compensation expense and costs to implement a new general ledger system. General & administrative expense also increased as a result of legal expenses related to our ATM equity issuance program. These increases were partially offset by a decrease in one-time expenses associated with establishing initial business operations that were incurred in the first quarter of 2016.
Depreciation and amortization expense represents the depreciation on real estate investments, net which have estimated lives ranging from two to 55 years. Depreciation and amortization increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, by approximately $0.5 million. Depreciation and amortization expense increased primarily due to the acquisition of depreciable assets in 2016 and the six months ended June 30, 2017, partially offset by the sale of two properties in the fourth quarter of 2016 and one property in the second quarter of 2017.
Total restaurant expenses remained flat in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
We incur interest expense on our $400 million term loan, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $125 million of senior fixed rate notes. Interest expense increased $565 thousand from the six months ended June 30, 2016 compared to the six months ended June 30, 2017 due to borrowings on our revolving credit facility during the first and second quarter of 2017 and interest expense on the $125.0 million private placement notes issued on June 7, 2017. There were no borrowings on the revolving credit facility in the first six months of 2016.
Income Taxes
During the six months ended June 30, 2017 and 2016, our income tax expense was $106 thousand and a benefit of $80.5 million, respectively. The income tax provision for the six months ended June 30, 2017 is primarily due to income taxes incurred at the Kerrow Restaurant Operating Business, a taxable REIT subsidiary. The income tax benefit recognized during the six months ended June 30, 2016 was primarily the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our intention to be taxed as a REIT commencing with the year ending December 31, 2016.
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
Liquidity and Financial Condition
At June 30, 2017, we had $81.3 million of cash and cash equivalents and $350.0 million of borrowing capacity under our Credit Facility, which expires on November 9, 2019, subject to our ability to extend the term for two additional six-month periods to November 9, 2020.The revolving credit facility provides for a letter of credit sub-limit of $45 million. See Note 6 - Notes Payable included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of June 30, 2017, we had no outstanding borrowings under our revolving credit facility and no outstanding letters of credit. The Credit Facility also includes a $400 million, non-amortizing term loan that is due on November 9, 2020.
We have a shelf registration statement on file with the SEC under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During the six months ended June 30, 2017, we sold 1,216,992 shares under the ATM program for net proceeds of approximately $28.9 million (after issuance costs). The net proceeds were employed to fund acquisitions, and for general corporate purposes. At June 30, 2017, $120.0 million in gross proceeds capacity remained available under the ATM Program.
On June 7, 2017, FCPT OP issued $125.0 million of senior, unsecured, fixed rate notes (the “Notes”) guaranteed by the Company. The Notes consisted of $50.0 million of notes with a seven-year term due June 2024 and priced at a fixed interest rate of 4.68%, and $75.0 million of notes with a ten-year term due June 2027 priced at a fixed interest rate of 4.93%. The Company used the net proceeds from the offering to reduce amounts outstanding under its unsecured credit facility, and intends to use the remaining proceeds to fund future acquisitions and for general corporate purpose.
On a long-term basis, our principal demands for funds include payment of dividends, financing of property acquisitions, and scheduled debt maturities. We plan to meet our long-term capital needs by issuing debt or equity securities or by obtaining asset-level financing, subject to market conditions. In addition, we may issue common stock to permanently finance properties that were financed on an intermediate basis by our revolving Credit Facility or other indebtedness. In the future, we may also acquire properties by issuing partnership interests of our operating partnership in exchange for property owned by third parties. Our common partnership interests would be redeemable for cash or shares of our common stock.
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
Off-Balance Sheet Arrangements
At June 30, 2017, we had no off-balance sheet arrangements.
Supplemental Financial Measures
The following table presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
(In thousands, except share data)	2017	2016
Net income	$18,441	$14,801
Depreciation and amortization	5,426	5,101
Realized gain on sale, net	(3,291)	—
FFO (as defined by NAREIT)	$20,576	$19,902
Non-cash stock-based compensation	704	429
Non-cash amortization of deferred financing costs	415	398
Other non-cash interest expense	11	55
Straight-line rent	(2,422)	(2,595)
Adjusted funds from operations (AFFO)	$19,284	$18,189

Fully diluted shares outstanding (1)	60,870,695	59,844,059

FFO per diluted share	$0.34	$0.33

AFFO per diluted share	$0.32	$0.30
(1)    Assumes the issuance of common shares for OP units held by non-controlling partners.

The following table presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) for the three months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
(In thousands, except share data)	2017	2016
Net income	$34,081	$109,085
Depreciation and amortization	10,829	10,288
Deferred tax benefit from REIT election	—	(80,409)
Realized gain on sale, net	(3,291)	—
FFO (as defined by NAREIT)	$41,619	$38,964
Non-cash stock-based compensation	1,198	742
Non-cash amortization of deferred financing costs	813	796
Other non-cash interest expense	63	435
Straight-line rent	(4,795)	(5,191)
Adjusted funds from operations (AFFO)	$38,898	$35,746

Fully diluted shares outstanding (1)	60,649,120	59,271,807

FFO per diluted share	$0.69	$0.66

AFFO per diluted share	$0.64	$0.60
(1)    Assumes the issuance of common shares for OP units held by non-controlling partners.
Non-U.S. GAAP Definitions
Management believes that certain non-U.S. GAAP financial measures included above are helpful in understanding our business, as further described below. Our definition and calculation of non-U.S. GAAP financial measures may differ from those of other REITs and therefore may not be comparable. The non-U.S. GAAP measures should not be considered an alternative to net income as an indicator of our performance and should be considered only as a supplement to net income, and to cash flows from operating, investing or financing activities computed in accordance with U.S. GAAP as a measure of profitability and/or liquidity.
Funds from Operations (“FFO”) is a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the NAREIT. FFO represents net income (loss) (computed in accordance with U.S. GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We also omit the tax impact of non-FFO producing activities from FFO determined in accordance with the NAREIT definition.
Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We offer this measure because we recognize that FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. FFO is a non-U.S. GAAP measure and should not be considered a measure of liquidity, including our ability to pay dividends or make distributions. In addition, our calculations of FFO are not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our securities should not rely on these measures as a substitute for any U.S. GAAP measure, including net income.
Adjusted Funds from Operations (“AFFO”) is a non-U.S. GAAP measure that is used as a supplemental operating measure specifically for comparing year-over-year ability to fund dividend distribution from operating activities. AFFO is used by us as a basis to address our ability to fund our dividend payments. We calculate AFFO by adding to or subtracting from FFO:

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
Changes in Internal Control over Financial Reporting
In the second quarter of 2017, the Company implemented a new general ledger system. In connection with this implementation, the Company has updated its control activities related to recording financial transactions. There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	August 8, 2017	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 8, 2017	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Note Purchase Agreement, dated as of April 19, 2017, by and among Four Corners Property Trust, Inc., Four Corners Operating Partnership, LP and the other parties named therein as Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017).

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