Form 10-Q
period 2017-09-30
Four Corners Property Trust, Inc.
filed 2017-11-03
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of November 2, 2017: 61,196,087

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Real estate investments:
Land	$441,462	$421,941
Buildings, equipment and improvements	1,100,430	1,055,624
Total real estate investments	1,541,892	1,477,565
Less: Accumulated depreciation	(593,609)	(583,307)
Total real estate investments, net	948,283	894,258
Real estate held for sale	1,712	—
Cash and cash equivalents	82,865	26,643
Deferred rent	18,877	11,594
Derivative assets	2,296	837
Other assets	7,741	3,819
Total Assets	$1,061,774	$937,151

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of deferred financing costs	$518,353	$438,895
Dividends payable	14,820	14,519
Deferred rental revenue	7,964	7,974
Derivative liabilities	219	—
Deferred tax liabilities	164	196
Other liabilities	6,571	5,450
Total liabilities	548,091	467,034

Equity:
Preferred stock, par value $0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 61,196,087 and 59,923,557 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	469,571	438,864
Retained earnings	34,811	25,943
Accumulated other comprehensive income	1,545	207
Noncontrolling interest	7,750	5,097
Total equity	513,683	470,117
Total Liabilities and Equity	$1,061,774	$937,151

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental revenue	$28,835	$26,363	$84,926	$78,748
Restaurant revenues	4,676	4,443	14,445	14,003
Total revenues	33,511	30,806	99,371	92,751
Operating expenses:
General and administrative	2,899	2,608	9,215	8,434
Depreciation and amortization	5,425	5,059	16,254	15,347
Restaurant expenses	4,571	4,308	13,823	13,600
Interest expense	5,463	3,549	14,066	11,588
Total expenses	18,358	15,524	53,358	48,969
Other income	172	10	211	88
Realized gain on sale, net	4,042	—	7,333	—
Income before income taxes	19,367	15,292	53,557	43,870
Income tax (expense) benefit	(33)	(52)	(139)	80,455
Net income	19,334	15,240	53,418	124,325
Net income attributable to noncontrolling interest	(129)	—	(374)	—
Net Income Available to Common Shareholders	$19,205	$15,240	$53,044	$124,325

Basic net income per share:	$0.31	$0.25	$0.88	$2.22
Diluted net income per share:	$0.31	$0.25	$0.88	$2.09
Weighted average number of common shares outstanding:
Basic	61,112,051	59,832,824	60,457,949	56,026,594
Diluted (1)	61,256,145	59,863,109	60,567,152	59,469,008
Dividends declared per common share	$0.2425	$0.2425	$0.7275	$0.7275

(1)
Includes 17,085,566 shares issued on March 2, 2016 as part of our purging distribution to satisfy certain REIT requirements. For financial reporting purposes, these shares were assumed to have been issued on January 7, 2016.

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$19,334	$15,240	$53,418	$124,325
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	293	1,469	115	(9,042)
Reclassification adjustment of derivative instruments included in net income	196	935	1,230	2,900
Other comprehensive income (loss):	489	2,404	1,345	(6,142)
Comprehensive income	19,823	17,644	54,763	118,183
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	129	—	374	—
Other comprehensive income attributable to noncontrolling interest	4	—	7	—
Comprehensive income attributable to noncontrolling interest	133	—	381	—
Comprehensive Income Attributable to Common Shareholders	$19,690	$17,644	$54,382	$118,183

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2016	59,923,557	$6	$438,864	$25,943	$207	$5,097	$470,117
Net income	—	—	—	53,044	—	374	53,418
Other comprehensive income	—	—	—	—	1,338	7	1,345
Issuance of OP units, net	—	—	—	—	—	2,620	2,620
ATM proceeds, net of issuance costs	1,216,992	—	28,787	—	—	—	28,787
Dividends and distributions to equity holders	—	—	—	(44,176)	—	(348)	(44,524)
Stock-based compensation, net	55,538	—	1,920	—	—	—	1,920
Balance at September 30, 2017	61,196,087	$6	$469,571	$34,811	$1,545	$7,750	$513,683

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows - operating activities
Net income	$53,418	$124,325
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,254	15,347
Gain on disposal of land, building, and equipment	(7,333)	—
Amortization of financing costs	1,265	1,194
Stock-based compensation expense	1,920	1,158
Deferred income taxes	(32)	(80,685)
Changes in assets and liabilities:
Derivative assets and liabilities	105	140
Deferred rental asset	(7,323)	(7,799)
Deferred rental revenue	(10)	(55)
Other assets and liabilities	1,915	(1,992)
Net cash provided by operating activities	60,179	51,633
Cash flows - investing activities
Purchases of real estate investments	(70,366)	(23,742)
Net proceeds from sale of real estate investments	10,734	—
Restricted escrow deposits for pending Section 1031 tax-deferred exchanges	(3,030)	—
Advance deposits on acquisition of operating real estate	(757)	—
Cash used in investing activities	(63,419)	(23,742)
Cash flows - financing activities
Net proceeds from equity issuance	28,787	—
Proceeds from issuance of senior notes	125,000	—
Payment of deferred financing costs	(1,809)	—
Proceeds from revolving credit facility	36,000	—
Repayment of revolving credit facility	(81,000)	—
Payment of dividend to shareholders	(43,875)	(107,094)
Distribution to non-controlling interests	(348)	—
Redemption of non-controlling interests	(988)	—
Repayment of debt assumed in purchase of real estate investments	(2,305)	—
Net cash provided by (used in) financing activities	59,462	(107,094)
Net increase (decrease) in cash and cash equivalents	56,222	(79,203)
Cash and cash equivalents, beginning of period	26,643	98,073
Cash and cash equivalents, end of period	$82,865	$18,870
Supplemental disclosures:
Dividends declared but not paid	$14,820	$14,510
Interest paid	$10,945	$6,554
Taxes paid	$522	$2,369
Non-cash investing and financing activities:
Debt assumed in acquisition of real estate investments	$2,305	$—
Change in fair value of derivative instruments	$1,240	$—
Operating partnership units issued in exchange for real estate investments	$3,609	$—

The accompanying notes are an integral part of this financial statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION
Four Corners Property Trust, Inc. (together with its consolidated subsidiaries, “FCPT”) is an independent, publicly traded, self-administered company, primarily engaged in the ownership, acquisition and leasing of restaurant properties. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are the initial and substantial limited partner. Our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner.
FCPT was incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc., (together with its consolidated subsidiaries, “Darden”), for the purpose of owning, acquiring and leasing properties on a triple-net basis, for use in the restaurant and related food service industries. On November 9, 2015, Darden completed a spin-off of FCPT whereby Darden contributed to us 100% of the equity interest in entities that own 418 properties in which Darden operates restaurants, representing five of their brands, and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) along with the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash. Subsequently, Darden distributed all of our outstanding shares of common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U.S. federal income tax purposes, except for cash paid in lieu of fractional shares.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Four Corners Property Trust, Inc. and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.
Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. The Company reclassified 2016 interest income earned on its cash and marketable securities from rental income to other income. The reclassification totaled $10 thousand and $88 thousand for the three and nine months ended September 30, 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions used in the accompanying consolidated financial statements are based on management’s evaluation of the relevant facts and circumstances as of the date of the combination. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.
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
Acquisition of Real Estate
The Company evaluated the acquisitions and concluded that the land, building, site improvements, and in-places leases (if any) were a single asset. The building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset, the acquisitions do not qualify as a business and are accounted for as asset acquisitions. Related transaction costs are generally capitalized into the basis of the acquired assets and depreciated over the useful life of those acquired assets. Goodwill is not recognized in the acquisition of assets.
The Company allocates the purchase price (including acquisition and closing costs) of real estate acquisitions to land, building, site improvements, and lease intangibles based on their relative fair values. In making estimates of fair values for this purpose, the Company uses a third-party specialist that obtains various information about each property, including the pre-acquisition due diligence and leasing activities of the Company.
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the asset carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above-market and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below market lease intangibles are amortized as an increase to rental revenue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

over the remaining initial term of the respective leases, including renewal options. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairment loss in the Company’s consolidated statements of operations.
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
The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, desirability of the restaurant sites and other factors, such as our ability to sell or lease our assets. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment loss.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell.
During the nine months ended September 30, 2017, the Company sold two properties leased to Darden for total consideration of $11.1 million, exclusive of $0.4 million of selling costs. The sales were the result of unsolicited offers and resulted in a net gain of $7.3 million after costs to sell. Additionally, the Company expects to finalize the sale of one property leased to Darden for approximately $5.1 million in the fourth quarter of 2017. This prospective sale is from an unsolicited offer and would result in a gain of approximately $3.3 million.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents can consist of cash and money market accounts.
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by Financial Accounting Standards Board (“FASB”) ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. Our use of derivative instruments is currently limited to interest rate hedges. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows of the derivative are not expected to offset changes in cash flows of the hedged item. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, at the time the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
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
See Note 7 - Derivative Financial Instruments for additional information.
Other Assets and Liabilities
Other assets primarily consist of intangible lease assets described above, pre-acquisition costs, prepaid assets, food and beverage inventories, escrow deposits, lease origination fees, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest, accrued operating expenses, and deferred rent obligations on certain operating leases.
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
See Note 6 - Notes Payable, Net of Deferred Financing Costs for additional information.
Deferred Financing Costs
Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. These costs are presented as a deduction from the carrying value of the related liabilities on the consolidated balance sheets.
Revenue Recognition
Rental Revenue
For those net leases that provide for periodic and determinable increases in base rent, base rental revenue is recognized on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a deferred rent receivable. Lease origination fees are deferred and amortized over the related lease term as an adjustment to rental revenue. Taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental revenue in our consolidated statements of income and comprehensive income.
For those leases that provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met, the increased rental revenue is recognized as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
Income from rent, lease termination fees and all other income is recognized when all of the following criteria are met in accordance with Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectability is reasonably assured.
We assess the collectability of our lease receivables, including deferred rent receivables. We base our assessment of the collectability of rent receivables (other than deferred rent receivables) on several factors, including payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We also base our assessment of the collectability of deferred rent receivables on several factors, including among other things, the financial strength of the tenant and any guarantors,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we provide a reserve against the recognized deferred rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectability of future rent payments required by a lease, we may adjust our reserve or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
See Note 8 - Income Taxes for additional information.
Earnings Per Share
Basic earnings per share (“EPS”) are computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income allocated to common shareholders represents net income less income allocated to participating securities and non-controlling interests. None of the Company’s equity awards are participating securities.
See Note 9 - Stockholders’ Equity for additional information.
Stock-Based Compensation
The Company’s stock-based compensation plan provides for the grant of restricted stock awards (“RSAs”), deferred stock units (“DSUs”), performance-based awards (including performance stock units, “PSUs”), forfeitable dividend equivalent units (“DEUs”), restricted stock units (“RSUs”), and other types of awards to eligible participants. DEUs are earned during the vesting period and received upon vesting of award. Upon forfeiture of an award, DEUs earned during the vesting period are also forfeited. We classify stock-based payment awards either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight-line basis over their vesting periods, which range between one and three years, less estimated forfeitures. No compensation cost is recognized for awards for which employees do not render the requisite services.
Effective January 1, 2017, the Company adopted ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends how companies account for certain aspects of share-based payments to employees. The new guidance required all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allowed an employer to repurchase more of an employee’s shares than it could prior to adoption for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company’s adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively.The Company has assessed ASU 2016-18 and does not expect a material impact on its accounting and disclosures as it currently does not have what would be considered “Restricted cash” at this time.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, and should be applied prospectively to an award modified on or after the adoption date. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 is intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective on January 1, 2019, with early adoption permitted. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. We are currently evaluating the impact of adopting this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 89% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited financial statements for Darden can be found in the Investor Relations section at www.darden.com. We are providing this website address solely for the information of our stockholders. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. With 297 locations in our portfolio, Olive Garden branded restaurants comprise approximately 58% of our leased properties and approximately 67% of the revenues received under leases. Our properties, including our Kerrow restaurants, are located in 44 states, with concentrations of 10% or greater of total rental revenue in two states: Florida (11%) and Texas (11%). Neither Darden nor any of our other tenants experienced any long-term disruption in restaurant activities at any of our properties as a result of the recent hurricanes in Florida and Texas.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At September 30, 2017, our exposure to risk related to our derivative instruments totaled $1.9 million and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash and the $350.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESMENTS, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to triple-net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Land	$441,462	$421,941
Buildings and improvements	962,619	916,444
Equipment	137,811	139,180
Total gross real estate investments	1,541,892	1,477,565
Less: accumulated depreciation	(593,609)	(583,307)
Total Real Estate Investments, Net	$948,283	$894,258
During the nine months ended September 30, 2017, the Company invested $76.1 million, including transaction costs, in 35 restaurant properties located in 14 states, and allocated the investment as follows: $22.2 million to land, $52.9 million to buildings and improvements, and $1.0 million to intangible assets related to leases. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under triple-net leases, with a weighted average remaining lease term of 17.8 years. The Company accounted for these transactions as asset acquisitions in accordance with U.S. GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating Leases
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases, and because lease renewal periods are exercisable at the option of the lessee, the table presents future minimum lease payments due during the initial lease term only.

September 30,
(In thousands)	2017
2017 (three months)	$26,574
2018	107,067
2019	108,626
2020	110,164
2021	111,622
2022	113,392
Thereafter	969,628
Total Future Minimum Lease Payments	$1,547,073
NOTE 5 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Intangible lease assets	$2,494	$1,772
Escrow deposits	3,030	—
Prepaid acquisition costs	919	438
Prepaid assets	233	614
Accounts receivable	217	162
Inventories	159	202
Other	689	631
Total Other Assets	$7,741	$3,819
Lease Intangibles, Net
The following table details lease intangible assets, net of accumulated amortization, which are included in Other Assets on our consolidated balance sheets:

	September 30,	December 31,
(In thousands)	2017	2016
In-place leases	$2,768	$1,809
Less: Accumulated amortization	(274)	(37)
Intangible Lease Assets, Net	$2,494	$1,772
The value of in-place leases amortized and included in depreciation and amortization expense for the three and nine months ended September 30, 2017 was $77 thousand and $237 thousand, respectively. There was no amortization expense for intangible lease assets for the three or nine months ended September 30, 2016. There were no above or below market intangible assets or liabilities at September 30, 2017 or December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on the balance of intangible assets at September 30, 2017, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows:

September 30,
(In thousands)	2017
2017 (three months)	$61
2018	230
2019	230
2020	225
2021	203
2022	196
Thereafter	1,349
Total Future Amortization Expense	$2,494
Other Liabilities
The components of other liabilities were as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Accrued interest expense	$2,885	$1,134
Accrued compensation	1,123	1,296
Accounts payable	969	726
Deferred lease liability	662	634
Accrued operating expenses	185	759
Other	747	901
Total Other Liabilities	$6,571	$5,450
NOTE 6 – NOTES PAYABLE, NET OF DEFERRED FINANCING COSTS
On February 14, 2017, FCPT OP, Four Corners Property Trust, and certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto entered into a second amendment (the “Loan Agreement Amendment”) to the Revolving Credit and Term Loan Agreement (as amended, the “Loan Agreement”), for the purpose of, among other things, permitting an incurrence of additional unsecured debt in an aggregate principal amount of at least $50 million. The Loan Agreement Amendment further provides that, upon the incurrence of such additional unsecured debt, (A) all pledges of equity interests that secure the Loan Agreement, and all subsidiary guarantees of the Loan Agreement, will be released and (B) the financial covenant requirements in relation to maximum leverage and minimum debt service coverage will be adjusted in the manner set forth in the Loan Agreement Amendment. In addition, the Loan Agreement Amendment increases the minimum Consolidated Tangible Net Worth requirement from $845.7 million to $868.9 million. The Loan Agreement Amendment also contains customary representations and warranties by FCPT OP. On October 2, 2017, FCPT OP, FCPT and certain of its subsidiaries, as guarantors, further amended and restated the Loan Agreement. See Note 14 – Subsequent Events.
On June 7, 2017, FCPT OP issued $125.0 million of senior, unsecured, fixed rate notes (the “Notes”) in a private placement pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”). The Notes consist of $50.0 million of notes with a seven-year term priced at a fixed interest rate of 4.68% (the “Series A Notes”), and $75.0 million of notes with a ten-year term priced at a fixed interest rate of 4.93% (the “Series B Notes”), resulting in a weighted average maturity of 8.8 years as of June 7, 2017 and a weighted average fixed interest rate of 4.83%. The all-in pricing represented 235 basis points and 240 basis points above the 7-year and 10-year U.S. Treasury rates, respectively, at the time of pricing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the terms of the Note Purchase Agreement, the Notes have the same guarantors as the Loan Agreement. The Note Purchase Agreement contains customary financial covenants, including a total leverage ratio, a mortgage-secured leverage ratio, a secured recourse leverage ratio, a fixed charge coverage ratio, a minimum net worth requirement, an unhedged floating rate debt ratio, an unencumbered leverage ratio and an unencumbered interest coverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the Loan Agreement. In addition, the Note Purchase Agreement includes provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the Loan Agreement.
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
The Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States or any other jurisdiction absent registration or an applicable exemption from the registration requirements of the Securities Act and the applicable securities laws of any state or other jurisdiction. FCPT OP offered and sold the Notes in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
At September 30, 2017, our notes payable consisted of (1) a $400 million, non-amortizing term loan and (2) $125.0 million of senior, unsecured, fixed rate notes. At December 31, 2016, our notes payable consisted of (1) a $400 million, non-amortizing term loan and (2) $45 million in outstanding borrowings under the revolving credit facility which was paid off in June 2017 from the proceeds of the Notes.
At September 30, 2017 and December 31, 2016, the net unamortized deferred financing costs were approximately $6.6 million and $6.1 million, respectively. The weighted average interest rate on the term loan before consideration of the interest rate hedge described below was 2.94% and 2.36% at September 30, 2017 and December 31, 2016, respectively. During the three months ended September 30, 2017 and 2016, amortization of deferred financing costs was $451 thousand and $398 thousand, respectively. During the nine months ended September 30, 2017 and September 30, 2016, amortization of deferred financing costs was $1.3 million and $1.2 million, respectively. At September 30, 2017 there was no balance outstanding under the revolving credit facility. At December 31, 2016, there was $45.0 million outstanding under the revolving credit facility with a weighted average interest rate of 2.46%. There were no outstanding letters of credit at September 30, 2017 or December 31, 2016.
The Company was in compliance with all debt covenants at September 30, 2017 and December 31, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
During the three months ended September 30, 2017, FCPT OP entered into three interest rate swaps pursuant to an International Swaps and Derivatives Association Master Agreement with J.P. Morgan Chase Bank, N.A. The first swap, entered into on July 12, 2017, has a fixed notional value of $100.0 million with an effective date of November 9, 2018, and a maturity date of November 9, 2021, and where the fixed rate paid by FCPT OP is 1.960% and the variable rate received resets monthly to the one month LIBOR rate. The second swap, also entered into on July 12, 2017, has a fixed notional value of $100.0 million with an effective date of November 9, 2020, and a maturity date of November 9, 2023, and where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one month LIBOR rate. The third swap, which was entered into on August 29, 2017, is a two-year swap with a fixed notional value of $100.0 million for its first twelve months and $200.0 million for its second twelve months with an effective date of November 9, 2020 and a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one month LIBOR rate. These hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and are not for trading purposes.
As of September 30, 2017, our variable-rate debt of $400.0 million is hedged by swaps with notional values totaling $400.0 million through November 9, 2018. From November 9, 2018 through the loan maturity date of the variable-rate debt, November 9, 2022, there are swaps in place with notional amounts totaling $300.0 million.
For the three months ended September 30, 2017 and 2016, we recorded approximately $9 thousand and $346 thousand of income, respectively, related to hedge ineffectiveness in earnings. For the nine months ended September 30, 2017 and 2016, we recorded approximately $46 thousand of income and $8 thousand of expense, respectively, related to hedge ineffectiveness in earnings. The hedge ineffectiveness is attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $197 thousand will be reclassified to earnings as a decrease to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2017 and 2016, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2017 and December 31, 2016.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		September 30, 2017	December 31, 2016		September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$2,296	$837	Derivative liabilities	$219	$—
Total		$2,296	$837		$219	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
Three months ended September 30, 2017	$293	Interest expense	$(196)	Interest expense	$9
Three months ended September 30, 2016	$1,469	Interest expense	$(935)	Interest expense	$346
Nine months ended September 30, 2017	$115	Interest expense	$(1,230)	Interest expense	$46
Nine months ended September 30, 2016	$(9,042)	Interest expense	$(2,899)	Interest expense	$(8)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at September 30, 2017 and December 31, 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2017	$2,296	$—	$2,296	$(219)	$—	$2,077
December 31, 2016	837	—	837	—	—	837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2017	$219	$—	$219	$(219)	$—	$—
December 31, 2016	—	—	—	—	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At September 30, 2017 and December 31, 2016, the fair value of derivatives in a net asset position related to these agreements was approximately $2.1 million and $837 thousand, respectively. As of September 30, 2017, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at September 30, 2017, we would have received the termination value of $1.9 million.
NOTE 8 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the nine months ended September 30, 2017 related to the REIT.
FCPT’s TRSs will generally be subject to federal, state, and local income taxes. During the three months ended September 30, 2017 and 2016, our income tax provision was $33 thousand and $52 thousand, respectively, and was principally due to income taxes incurred at the Kerrow Restaurant Operating Business, a TRS.
During the nine months ended September 30, 2017 and 2016, we recognized an income tax expense of $139 thousand and a benefit of $80.5 million, respectively. The 2017 provision was primarily due to income taxes incurred at the Kerrow Restaurant Operating Business. The income tax benefit recognized during the nine months ended September 30, 2016 was principally the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of electing to be taxed as a REIT commencing with the year ended December 31, 2016. The Company’s deferred taxes were immaterial.
NOTE 9 – STOCKHOLDERS’ EQUITY
Preferred Stock
At September 30, 2017 and December 31, 2016, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at September 30, 2017 or December 31, 2016.
Common Stock
At September 30, 2017 and December 31, 2016, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share, of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2017, we declared a dividend of $0.2425 per share, which was paid in April 2017 to common stockholders of record as of March 31, 2017. In June 2017, we declared a dividend of $0.2425 per share, which was paid in July 2017 to common stockholders of record as of June 30, 2017. In September 2017, we declared a dividend of $0.2425 per share, which was paid in October 2017 to common stockholders of record as of September 29, 2017.
At September 30, 2017, there were 61,196,087 shares of the Company's common stock issued and outstanding.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company established an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the New York Stock Exchange through broker-dealers. During the nine months ended September 30, 2017, we sold 1,216,992 shares under the ATM program at a weighted-average selling price of $24.12 per share, for net proceeds of approximately $28.8 million (after issuance costs). No shares were sold during the three months ended September 30, 2017. At September 30, 2017, there was $120.0 million available for issuance under the ATM program.
Noncontrolling Interest
At September 30, 2017, there were 409,320 FCPT OP units (“OP units”) outstanding held by third parties. During the nine months ended September 30, 2017, FCPT OP issued 174,576 OP units as partial consideration for the acquisitions of four properties and redeemed 40,000 OP units for cash consideration of $988 thousand at a preceding 10-day share price average of $24.71 to an unaffiliated limited partner. Generally, OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $10.3 million and $5.5 million as of September 30, 2017 and December 31, 2016, respectively.
At September 30, 2017, FCPT is the owner of approximately 99.34% of FCPT’s OP units. The remaining 0.66%, or 409,320, of FCPT’s OP units are held by unaffiliated limited partners. During the nine months ended September 30, 2017, FCPT OP distributed $348 thousand to limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
(In thousands except for per share data)	2017	2016
Average common shares outstanding – basic	61,112	59,833
Net effect of dilutive equity awards	144	30
Average common shares outstanding – diluted	61,256	59,863
Net income available to common shareholders	$19,205	$15,240
Basic net earnings per share	$0.31	$0.25
Diluted net earnings per share	$0.31	$0.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30,
(In thousands except for per share data)	2017	2016
Average common shares outstanding – basic	60,458	56,027
Net effect of dilutive equity awards	109	13
Net effect of shares issued with respect to Pre-Spin Dividend	—	3,429
Average common shares outstanding – diluted	60,567	59,469
Net income available to common shareholders	$53,044	$124,325
Basic net earnings per share	$0.88	$2.22
Diluted net earnings per share	$0.88	$2.09
For the three months ended September 30, 2017 and 2016, the number of outstanding equity awards that were anti-dilutive totaled 271,443 and 221,183, respectively. For the nine months ended September 30, 2017 and 2016, the number of outstanding equity awards that were anti-dilutive totaled 270,749 and 209,566, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three and nine months ended September 30, 2017 were 409,320 and 425,729, respectively.
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
At September 30, 2017, 1,791,620 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $4.4 million at September 30, 2017 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2017	$977	$625	$1,402	$3,004
Equity grants	33	1,001	2,264	3,298
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(486)	(448)	(986)	(1,920)
Unrecognized Compensation Cost at September 30, 2017	$524	$1,178	$2,680	$4,382

At September 30, 2017, the weighted average amortization period remaining for all of our equity awards was 1.7 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September 30, 2017, there were 60,293 RSUs outstanding, and 12,843 had vested and were distributed. There were 1,305 RSUs granted during the nine months ended September 30, 2017 and there were no grants for the nine months ended September 30, 2016. There were no RSUs forfeited during the nine months ended September 30, 2017 or 2016. Unvested RSUs at September 30, 2017 will vest at varying times through 2018.
Restricted Stock Awards
During the nine months ended September 30, 2017 and 2016, there were 81,909 and 53,589 shares of restricted stock as well as dividend equivalent rights granted under the Plan, respectively. There were no RSAs forfeited during the nine months ended September 30, 2017 or 2016. These shares generally vest over a three-year service period. Unvested restricted stock awards at September 30, 2017 will vest at varying times through 2020.
Performance-Based Restricted Stock Awards
During the nine months ended September 30, 2017 and 2016, there were 135,578 and 72,040 performance shares as well as dividend equivalent rights granted under the Plan, respectively. The performance period of the grants run from January 1, 2017 through December 31, 2019, and from January 1, 2016 through December 31, 2018. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. Based on the grant date fair value, the Company expects to recognize $2.7 million in compensation expense on a straight-line basis over the requisite service period associated with these awards.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$2,296	$—	$2,296

Liabilities
Derivative Liabilities	$—	$219	$—	$219

December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$837	$—	$837

Liabilities
Derivative Liabilities	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at September 30, 2017 and December 31, 2016 were classified as Level 2 of the fair value hierarchy.
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

September 30, 2017
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan, excluding deferred financing costs	$400,000	$400,146
Senior fixed note - 7 year, excluding deferred financing costs	$50,000	$52,569
Senior fixed note - 10 year, excluding deferred financing costs	$75,000	$80,690

December 31, 2016
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan and revolver balance, excluding deferred financing costs	$445,000	$445,309
Senior fixed note - 7 year, excluding deferred financing costs	$—	$—
Senior fixed note - 10 year, excluding deferred financing costs	$—	$—
The fair value of the Notes payable (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Rentals
The annual future lease commitments under non-cancelable operating leases for the five years subsequent to September 30, 2017 and thereafter is as follows:

(In thousands)	September 30, 2017
2017 (three months)	$129
2018	518
2019	407
2020	246
2021	90
2022	—
Thereafter	—
Total Future Lease Commitments	$1,390
Rental expense was $155 thousand and $143 thousand for the three months ended September 30, 2017 and 2016, and $468 thousand and $420 thousand for the nine months ended September 30, 2017 and 2016, respectively.
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
NOTE 13 – SEGMENTS
During the three and nine months ended September 30, 2017 and 2016, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present financial information by segment for the three and nine months ended September 30, 2017 and 2016.
Three Months Ended September 30, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$28,835	$—	$—	$28,835
Intercompany rental revenue	99	—	(99)	—
Restaurant revenue	—	4,676	—	4,676
Total revenues	28,934	4,676	(99)	33,511
Operating expenses:
General and administrative	2,899	—	—	2,899
Depreciation and amortization	5,286	139	—	5,425
Restaurant expenses	—	4,670	(99)	4,571
Interest expense	5,463	—	—	5,463
Total operating expenses	13,648	4,809	(99)	18,358
Other income	172	—	—	172
Realized gain on sale, net	4,042	—	—	4,042
Income before income taxes	19,500	(133)	—	19,367
Income tax expense	—	(33)	—	(33)
Net Income (Loss)	$19,500	$(166)	$—	$19,334
Three Months Ended September 30, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$26,363	$—	$—	$26,363
Intercompany rental revenue	97	—	(97)	—
Restaurant revenue	—	4,443	—	4,443
Total revenues	26,460	4,443	(97)	30,806
Operating expenses:
General and administrative	2,608	—	—	2,608
Depreciation and amortization	4,899	160	—	5,059
Restaurant expenses	—	4,405	(97)	4,308
Interest expense	3,549	—	—	3,549
Total operating expenses	11,056	4,565	(97)	15,524
Other income	10	—	—	10
Income (loss) before income taxes	15,414	(122)	—	15,292
Income tax expense	—	(52)	—	(52)
Net Income (Loss)	$15,414	$(174)	$—	$15,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine Months Ended September 30, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$84,926	$—	$—	$84,926
Intercompany rental revenue	296	—	(296)	—
Restaurant revenue	—	14,445	—	14,445
Total revenues	85,222	14,445	(296)	99,371
Operating expenses:
General and administrative	9,215	—	—	9,215
Depreciation and amortization	15,811	443	—	16,254
Restaurant expenses	—	14,119	(296)	13,823
Interest expense	14,066	—	—	14,066
Total operating expenses	39,092	14,562	(296)	53,358
Other income	211	—	—	211
Realized gain on sale, net	7,333	—	—	7,333
Income before income taxes	53,674	(117)	—	53,557
Income tax expense	—	(139)	—	(139)
Net Income	$53,674	$(256)	$—	$53,418
Nine Months Ended September 30, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$78,748	$—	$—	$78,748
Intercompany rental revenue	291	—	(291)	—
Restaurant revenue	—	14,003	—	14,003
Total revenues	79,039	14,003	(291)	92,751
Operating expenses:
General and administrative	8,434	—	—	8,434
Depreciation and amortization	14,862	485	—	15,347
Restaurant expenses	—	13,891	(291)	13,600
Interest expense	11,588	—	—	11,588
Total operating expenses	34,884	14,376	(291)	48,969
Other income	88	—	—	88
Realized gain on sale, net	—	—	—	—
Income before income taxes	44,243	(373)	—	43,870
Benefit from income taxes	80,409	46	—	80,455
Net Income (Loss)	$124,652	$(327)	$—	$124,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present supplemental information by segment at September 30, 2017 and December 31, 2016.
Supplemental Segment Information at September 30, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,525,220	$16,672	$1,541,892
Accumulated depreciation	(587,285)	(6,324)	(593,609)
Total real estate investments, net	$937,935	$10,348	$948,283
Cash and cash equivalents	$81,202	$1,663	$82,865
Total assets	$1,049,274	$12,500	$1,061,774
Notes payable, net of deferred financing costs	$518,353	$—	$518,353
Supplemental Segment Information at December 31, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,460,967	$16,598	$1,477,565
Accumulated depreciation	(577,392)	(5,915)	(583,307)
Total real estate investments, net	$883,575	$10,683	$894,258
Cash and cash equivalents	$24,412	$2,231	$26,643
Total assets	$923,747	$13,404	$937,151
Notes payable, net of deferred financing costs	$438,895	$—	$438,895
NOTE 14 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after September 30, 2017, the date of the consolidated balance sheet through November 3, 2017.
On October 2, 2017, FCPT OP amended and restated the Loan Agreement related to its senior unsecured revolving credit facility and unsecured term loan facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a $250.0 million unsecured revolving credit facility and a $400.0 million unsecured term loan facility. The unsecured revolving credit facility matures in November 2021 with two six-month options to extend the maturity date to November 2022. The unsecured term loan facility matures in November 2022. FCPT OP has the ability to increase the aggregate borrowing capacity under the credit agreement up to an additional $250.0 million, subject to lender approval. Loans under the Amended and Restated Credit Agreement accrue interest at a per annum rate equal to, at FCPT OP’s election, either a LIBOR rate plus a margin of 1.35% to 2.15%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 0.35% to 1.15%. Additionally, FCPT OP is required to pay an unused commitment fee at an annual rate of 0.30% or 0.20% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The Amended and Restated Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
On November 2, 2017, the Company invested $19.4 million in the acquisition of five properties located in various states. The properties are 100% occupied under triple-net leases with a weighted average lease term of 20.0 years. The Company funded the acquisition with 1031 exchange proceeds and cash on hand. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at September 30, 2017.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2016. Any references to “the Company,” “we,” “us,” or “our” refer to FCPT as an independent, publicly traded, self-administered company.
Overview
FCPT is a publicly-traded Maryland REIT which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
Our revenues are primarily generated by leasing properties to Darden and other tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. We focus on income producing properties leased to high quality tenants in major markets across the United States. We also generate revenues by operating six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) pursuant to franchise agreements with Darden.
In addition to managing our existing properties, our strategy includes investing in additional restaurant and food service real estate properties to grow and diversify our existing restaurant portfolio. We expect this acquisition strategy will decrease our reliance on Darden over time and, as a result, may increase our exposure to tenants that are not as creditworthy as Darden. We intend to purchase properties that are well located and occupied by durable restaurant concepts, with creditworthy tenants whose operating cash flows are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring properties that have high levels of restaurant operator profitability compared to rent payments and have absolute rent levels that are not artificially higher than market rates.
In the nine months ended September 30, 2017, FCPT acquired 35 properties in 14 states for a total investment of $76.1 million, including transaction costs. These properties are 100% occupied under triple-net leases with a weighted average lease term of 17.8 years. At September 30, 2017, our wholly-owned lease portfolio had the following characteristics:

•	508 free-standing properties located in 44 states and representing an aggregate leasable area of 3.58 million square feet;

•	100% occupancy;

•	A weighted average remaining lease term of 13.2 years (based on annualized cash rent);

•	A weighted average annual rent escalator of 1.5% (based on annualized cash rent); and

•	89% investment grade tenancy (based on annual cash rent).
Results of Operations
The following discussion includes the results of our operations for the three and nine months ended September 30, 2017 and 2016 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenues:
Rental revenue	$28,835	$26,363	$84,926	$78,748
Restaurant revenue	4,676	4,443	14,445	14,003
Total revenues	33,511	30,806	99,371	92,751
Operating expenses:
General and administrative	2,899	2,608	9,215	8,434
Depreciation and amortization	5,425	5,059	16,254	15,347
Restaurant expenses	4,571	4,308	13,823	13,600
Interest expense	5,463	3,549	14,066	11,588
Total expenses	18,358	15,524	53,358	48,969
Other income	172	10	211	88
Realized gain on sale, net	4,042	—	7,333	—
Income before provision for income taxes	19,367	15,292	53,557	43,870
Income tax (expense) benefit	(33)	(52)	(139)	80,455
Net income	19,334	15,240	53,418	124,325
Net income attributable to noncontrolling interest	(129)	—	(374)	—
Net Income Attributable to Common Shareholders	$19,205	$15,240	$53,044	$124,325
Analysis of Results of Operations
During the three and nine months ended September 30, 2017, we operated in two segments: real estate operations and restaurant operations. We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue
Rental revenue increased $2.5 million during the three months ended September 30, 2017 compared to the same period in 2016. This increase was due to the acquisition of 78 properties less four properties sold during the year over year period. Additionally, during the three months ended September 30, 2017, the Company invested $6.3 million in three properties located in two states.
Restaurant revenues increased by $233 thousand during the three months ended September 30, 2017 compared to the same period in 2016 due to increased marketing, an increase in to-go orders, and increased catering. Average revenue per restaurant increased 5.2% to $779 thousand during the three months ended September 30, 2017 compared to the same period in 2016.
Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expense increased $291 thousand in the three months ended September 30, 2017 compared to the third quarter in 2016 primarily as a result of an increase in non-cash stock compensation expense.

Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to 55 years. Depreciation and amortization increased by approximately $366 thousand for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Depreciation and amortization expense increased primarily due to the acquisition of depreciable assets in the last half of 2016 and the first half of 2017.
Total restaurant expenses increased by $263 thousand in the third quarter of 2017 compared to the third quarter of 2016 due primarily to increased repair and maintenance expenses on equipment and an increase in indirect labor costs.
We incur interest expense on our $400 million term loan, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $125 million of senior fixed rate notes. Interest expense increased $1.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to incurring interest expense on the senior fixed rate notes, which were issued in 2017.
Income Taxes
During the three months ended September 30, 2017 and 2016, our income tax expense was $33 thousand and $52 thousand, respectively. The income tax provision for the three months ended September 30, 2017 and 2016 is primarily consists of income taxes incurred at the Kerrow Restaurant Operating Business, a taxable REIT subsidiary.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue
Rental revenue increased $6.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was due to the acquisition of 78 properties less four properties sold during the year over year period. During the nine months ended September 30, 2017, the Company invested $76.1 million in 35 restaurant properties located in 14 states.
Restaurant revenues increased by $442 thousand in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to increased marketing, an increase in to-go orders, and increased catering. Average revenue per restaurant increased 3.2% to $2.4 million in the nine months ended September 30, 2017 compared to the same period of 2016.
Expenses
General and administrative expense increased approximately $781 thousand for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily as a result of an increase in non-cash stock compensation expense. The increase was partially offset by a decrease in one-time expenses associated with establishing initial business operations that were incurred in the first quarter of 2016.
Depreciation and amortization expense represents the depreciation on real estate investments which have estimated lives ranging from two to 55 years. Depreciation and amortization increased by approximately $907 thousand for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Depreciation and amortization expense increased primarily due to the acquisition of depreciable assets in 2016 and the nine months ended September 30, 2017, partially offset by the sale of two properties in the fourth quarter of 2016 and two property in 2017.
Total restaurant expenses increased by $223 thousand in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due primarily to increased repair and maintenance expense.
We incur interest expense on our $400 million term loan, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $125 million of senior fixed rate notes. Interest expense increased $2.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to borrowings on our revolving credit facility during the first and second quarter of 2017 and interest expense on the senior fixed rate notes issued on June 7, 2017. There were no borrowings on the revolving credit facility in the first six months of 2016.
Income Taxes
During the nine months ended September 30, 2017 and 2016, our income tax expense was $139 thousand and a benefit of $80.5 million, respectively. The income tax provision for the nine months ended September 30, 2017 is primarily due to income taxes incurred at the Kerrow Restaurant Operating Business, a taxable REIT subsidiary. The income tax benefit recognized during the nine months ended September 30, 2016 was primarily the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our electing to be taxed as a REIT commencing with the year ending December 31, 2016.
Critical Accounting Policies
The preparation of FCPT’s consolidated financial statements in conformance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At September 30, 2017, we had $82.9 million of cash and cash equivalents and $350.0 million of borrowing capacity under our credit facility, which expires on November 9, 2019, subject to our ability to extend the term for two additional six-month periods to November 9, 2020. The revolving credit facility provides for a letter of credit sub-limit of $45 million. See Note 6 - Notes Payable included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of September 30, 2017, we had no outstanding borrowings under our revolving credit facility and no outstanding letters of credit. The credit facility also includes a $400 million, non-amortizing term loan that is due on November 9, 2020.
We have a shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may issue secured or unsecured indebtedness and equity financing through the instruments and on the terms most attractive to us at such time. During the nine months ended September 30, 2017, we sold 1,216,992 shares under our “At-the-Market” (“ATM”) equity issuance program for net proceeds of approximately $28.8 million (after issuance costs). The net proceeds were employed to fund acquisitions, and for general corporate purposes. At September 30, 2017, $120.0 million in gross proceeds capacity remained available under the ATM program.
On June 7, 2017, FCPT OP issued $125.0 million of senior, unsecured, fixed rate notes (the “Notes”) guaranteed by the Company. The Notes consisted of $50.0 million of notes with a seven-year term due June 2024, priced at a fixed interest rate of 4.68%, and $75.0 million of notes with a ten-year term due June 2027 priced at a fixed interest rate of 4.93%. The Company used the net proceeds from the offering to reduce amounts outstanding under its unsecured credit facility, and intends to use the remaining proceeds to fund future acquisitions and for general corporate purposes.
On October 2, 2017, FCPT OP amended and restated the Loan Agreement related to its senior unsecured revolving credit facility and unsecured term loan facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a $250.0 million unsecured revolving credit facility and a $400.0 million unsecured term loan facility. The unsecured revolving credit facility matures in November 2021 with two six-month options to extend the maturity date to November 2022. The unsecured term loan facility matures in November 2022. FCPT OP has the ability to increase the aggregate borrowing capacity under the credit agreement up to an additional $250.0 million, subject to lender approval. Loans under the Amended and Restated Credit Agreement accrue interest at a per annum rate equal to, at FCPT OP’s election, either a LIBOR rate plus a margin of 1.35% to 2.15%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 0.35% to 1.15%. Additionally, FCPT OP is required to pay an unused commitment fee at an annual rate of 0.30% or 0.20% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The Amended and Restated Credit Agre ement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
On a long-term basis, our principal demands for funds include payment of dividends, financing of property acquisitions, and scheduled debt maturities. We plan to meet our long-term capital needs by issuing debt or equity securities or by obtaining asset-level financing, subject to market conditions. In addition, we may issue common stock to permanently finance properties that were financed on an intermediate basis by our revolving credit facility or other indebtedness. In the future, we may also acquire properties by issuing partnership interests of FCPT OP in exchange for property owned by third parties. Our common partnership interests would be redeemable for cash or shares of our common stock.
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
Because the properties in our portfolio are generally leased to tenants under net leases, where the tenant is responsible for property operating costs and expenses, our exposure to rising property operating costs due to inflation is mitigated. Interest rates and other factors, such as occupancy, rental rate and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described above, we currently offer leases that provide for payments of base rent with scheduled annual fixed increases.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.
Off-Balance Sheet Arrangements
At September 30, 2017, we had no off-balance sheet arrangements.
Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
(In thousands, except share and per share data)	2017	2016
Net income	$19,334	$15,240
Depreciation and amortization	5,414	5,051
Realized gain on sale, net	(4,042)	—
FFO (as defined by NAREIT)	$20,706	$20,291
Non-cash stock-based compensation	722	412
Non-cash amortization of deferred financing costs	452	398
Other non-cash interest expense	42	(296)
Non-real estate investment depreciation	11	8
Straight-line rent	(2,488)	(2,609)
Adjusted Funds from Operations (AFFO)	$19,445	$18,204

Fully diluted shares outstanding (1)	61,665,465	59,863,109

FFO per diluted share	$0.34	$0.34

AFFO per diluted share	$0.32	$0.30

(1)    Assumes the issuance of common shares for OP units held by non-controlling partners.

	Nine Months Ended September 30,
(In thousands, except share and per share data)	2017	2016
Net income	$53,418	$124,325
Depreciation and amortization	16,230	15,330
Deferred tax benefit from REIT election	—	(80,410)
Realized gain on sale, net	(7,333)	—
FFO (as defined by NAREIT)	$62,315	$59,245
Non-cash stock-based compensation	1,920	1,158
Non-cash amortization of deferred financing costs	1,265	1,194
Other non-cash interest expense	105	139
Non-real estate investment depreciation	23	17
Straight-line rent	(7,283)	(7,799)
Adjusted Funds from Operations (AFFO)	$58,345	$53,954

Fully diluted shares outstanding (1)	60,992,881	59,469,008

FFO per diluted share	$1.02	$1.00

AFFO per diluted share	$0.96	$0.91
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
Funds from Operations is a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income (loss) (computed in accordance with U.S. GAAP), excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We also omit the tax impact of non-FFO producing activities from FFO determined in accordance with the NAREIT definition.
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

Adjusted Funds from Operations is a non-U.S. GAAP measure that is used as a supplemental operating measure specifically for comparing year-over-year ability to fund dividend distribution from operating activities. AFFO is used by us as a basis to address our ability to fund our dividend payments. We calculate AFFO by adding to or subtracting from FFO:

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits issued in the accompanying Index to Exhibits are filed as part of this Form 10-Q and incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Amended and Restated Revolving Credit and Term Loan Agreement, dated October 2, 2017, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2017).

10.2
Amended and Restated Parent Guaranty, dated October 2, 2017, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2017).

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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	November 3, 2016	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 3, 2016	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)