Form 10-K
period 2017-12-31
Four Corners Property Trust, Inc.
filed 2018-02-27
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-37538
FOUR CORNERS PROPERTY TRUST, INC.
(Exact name of Registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

591 Redwood Highway, Suite 1150, Mill Valley, California	94941
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 965-8030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered New York Stock Exchange
Common Stock, $0.0001 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒  No ☐
Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒
Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒         Non-accelerated filer ☐
Accelerated filer ☐   (Do not check if a smaller reporting company)         Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $1,532,989,982.
Number of shares of Common Stock, par value $0.0001, outstanding as of February 23, 2018: 61,392,915.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2018 are incorporated by reference into Part III of this Report.

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - K
YEAR ENDED DECEMBER 31, 2017

PART I
Forward-Looking Statements
Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in “Item 1A. Risk Factors.” of this Annual Report on Form 10-K.
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
History
We were incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc. (together with its consolidated subsidiaries “Darden”), for the purpose of owning, acquiring and leasing properties on a net basis, for use in the restaurant and related food service industries. On November 9, 2015, Darden completed a spin-off of FCPT pursuant to which Darden contributed to us (i) 100% of the equity interest in entities that owned 418 properties in which Darden operates Olive Garden, LongHorn SteakHouse and other branded restaurants (the “Properties” or “Property”) and (ii) six LongHorn Steakhouse restaurants, including the properties or interests associated with such restaurants, located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”). In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash. Subsequently, Darden distributed all of our outstanding shares of common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”).
Business Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2017, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In addition to managing our existing properties, our strategy includes investing in additional restaurant and food service real estate properties to grow and diversify our existing restaurant portfolio. We expect this acquisition strategy will decrease our reliance on Darden over time. We intend to purchase properties that are well located, occupied by durable restaurant concepts, with creditworthy tenants whose operating cash flows are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring properties that have high levels of restaurant operator profitability compared to rent payments and have absolute rent levels that are not artificially higher than market rates.
In 2017, FCPT engaged in 10 acquisition transactions for a total investment of $97.0 million, net of transaction costs. Pursuant to these transactions, we acquired an additional 43 properties, aggregating 203 thousand square feet and representing nine brands, including Bob Evans, Burger King, Red Lobster, Taco Bell and Buffalo Wild Wings. During the same period, FCPT sold three properties for $16.1 million. The proceeds from the sales were used for subsequent acquisitions in the 1031 exchange market.
As of December 31, 2017, our wholly-owned lease portfolio had the following characteristics:

•	515 free-standing properties located in 44 states and representing an aggregate leasable area of 3.6 million square feet;

•	99.8% occupancy;

•	A weighted average remaining lease term of 13.0 years (based on annualized base rent);

•	A weighted average annual rent escalator of 1.5% (based on annualized base rent); and

•	88% investment grade tenancy (based on annualized base rent).
Segments
We operate in two segments, real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed.
Our real estate operations segment consists of rental revenues primarily generated by leasing restaurant properties to tenants through net lease arrangements under which the tenant is primarily responsible for ongoing costs relating to the properties. It also includes expenses associated with continuing efforts to invest in additional restaurant and food service real estate properties and our corporate operating expenses.
Our restaurant operations segment is conducted through a taxable REIT subsidiary (“TRS”) and consists of our Kerrow Restaurant Operating Business. The associated sales revenues, restaurant expenses and overhead on Kerrow Restaurant Operating Business’s six buildings and equipment comprise our restaurant operations.
Our shares of common stock are listed on the New York Stock Exchange under the ticker symbol “FCPT”.
Our executive offices are located at 591 Redwood Highway, Suite 1150, Mill Valley, California 94941, and our telephone number is (415) 965-8030.
At February 18, 2018, we employed 342 individuals.
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

Large Addressable Market Potential in US Food Service
By virtue of its large scale, we believe that the U.S. restaurant industry offers a sizable pool of attractive property acquisition targets across different types of restaurant properties, including quick service, take-out, casual dining, fast casual, and fine dining, to enable diversified growth for us. Our addressable market of restaurant real estate is substantial despite our narrowed focus within retail sales. According to the Census Bureau and the Bureau of Economic Data, the food service industry had over $620 billion in sales in 2015, of which Quick Service Restaurants (“QSR”) and Casual Dining Restaurants (“CDR”) comprise over $430 billion combined. We plan to focus on acquisitions that shift our portfolio to be more reflective of the national restaurant landscape, targeting QSR and some casual dining concepts, and with less focus on Italian and steak restaurants given the current portfolio concentration of Olive Garden and LongHorn Steakhouse restaurants.
Furthermore, implementation of “asset light” strategies by restaurant companies may provide landlords like us an opportunity to enter into sale-leaseback transactions with the parent company of corporate-operated restaurants for their existing properties and to finance future restaurant development by these restaurant companies. We also believe there may be other attractive opportunities for growth outside the traditional restaurant sector. This may include one or more of the following: food service distribution facilities, cold storage facilities, retail properties and other net leased real estate.
Uniquely Positioned to Capitalize on Expansion Opportunities
We believe there is a large market opportunity to acquire additional restaurant properties and that a number of restaurant operators would be willing to monetize their real estate holdings while continuing to operate their existing core businesses through sale-leaseback transactions with an unrelated party not perceived to be a competitor, such as us. These restaurant operators could use the proceeds from the sale of their real estate assets for several different business purposes, including (i) reducing bank loans and lines of credit, (ii) reinvestment in existing operations, or (iii) for new business initiatives including opening new locations or pursuing acquisitions. We may also provide such restaurant operators with expansion opportunities that they may not otherwise be in a position to pursue by providing them with capital to expand and enhance their operations at rates that provide both an attractive risk-adjusted return to us and are more attractive to the restaurant or retail operators than they may be able to receive through traditional debt financing arrangements.
Geographically Diverse Asset Portfolio
Properties in our leasing portfolio are located in 44 different states across the continental United States. The leasing portfolio properties in any one state do not account for more than 11% of our total rental revenue. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
Financially Secure Principal Tenant
Darden is currently our largest tenant representing approximately 88% of our tenant base by annualized base rent as of December 31, 2017. Darden owns and operates seven nationally recognized brands, including the five brands that are represented among the properties we lease to Darden: Olive Garden®, LongHorn Steakhouse®, Bahama Breeze®, Seasons 52® and Wildfish Seafood Grille®. For the twelve-months ended November 26, 2017, Darden reported revenue of approximately $7.6 billion and net cash from operations of approximately $938 million. Darden is investment grade rated at BBB/BBB/Baa2 (Fitch/S&P/Moody’s) and its liquidity position, leverage position and ability to generate significant free cash flow should provide it with the ability to pay the annual lease obligations to FCPT for the foreseeable future. Darden is subject to SEC reporting requirements, which provide ongoing transparency regarding its operating and financial performance. For further information, refer to the investor relations section of www.darden.com. We do not intend Darden’s website to be an active link or to otherwise incorporate the information contained on its website into this report or other filings with the SEC.

Long-Term, Net Lease Structure
Our properties are leased to our tenants on a net lease basis with a weighted average remaining lease term of approximately 13.0 years before any renewals and a weighted average annual rent escalator of 1.5% (both weightings based on annual base rent), thereby providing a long-term, stable income stream. Under the leases, the tenant is responsible for maintaining the properties in accordance with prudent industry practice and in compliance with all federal and state standards. The maintenance responsibilities include, among others, maintaining the building, building systems including roofing systems and other improvements. In addition to maintenance requirements, the tenant is also responsible for insurance required to be carried under the leases, taxes levied on or with respect to the properties, payment of common area maintenance charges and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. At the option of the tenant, the leases will generally allow extensions for a certain number of multi-year renewal terms beyond the initial term and the tenant can elect which of the properties then subject to the leases to renew. The number and duration of the renewal terms for any given property may vary, however, based on the initial term of the relevant lease and other factors.
Brand Selection
We generally focus on nationally-recognized brands with hundreds of locations across the country. We believe this provides additional credit support in that our tenants’ restaurant concepts will stay viable in the long-term even if there are changes in their corporate ownership or structure.
Management Team with Extensive Real Estate and Net Lease Experience
FCPT has a highly regarded management team with extensive retail net lease and public market REIT experience. The team is led by President and Chief Executive Officer Bill Lenehan, Chief Financial Officer Gerry Morgan and General Counsel James Brat. Prior to joining FCPT, Mr. Lenehan was on the Darden Board of Directors and chair of its Real Estate and Finance Committee. Mr. Lenehan also previously served as interim chief executive officer of MI Developments, Inc., now named Granite REIT, an owner of net leased industrial and manufacturing real estate.
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
The key components of our business strategy, beyond managing our properties in accordance with our leases, include:
Acquire Additional Restaurant Properties: We plan to continue to focus on growing and diversifying our property portfolio by acquiring restaurant properties in the QSR and some CDR concepts. These transactions may take many forms including, sale-leaseback transactions with restaurant operators, one-off acquisitions or acquisitions of portfolios of properties from other REITs and other public and private real estate owners. We will employ a disciplined, opportunistic acquisition strategy and price transactions appropriately based on, among other things, the mix of assets acquired, length and terms of the lease, location and submarket attractiveness, and the credit worthiness of the existing tenant.
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
Re-lease Properties: Over time we will face re-tenanting risk and opportunity. If our tenants elect to cease operations at any of our properties, we will need to find a replacement tenant at the end of the lease term or earlier if a tenant abandons one of our properties prior to the end of the lease term. We plan to use leasing expertise and relationships developed through our national operations to replace tenants under any expiring or abandoned leases.

Develop New Tenant Relationships: Our focus in the restaurant and related food service industry will allow us to cultivate new relationships with potential tenants and restaurant operators in order to expand the mix of tenants operating our properties and, in doing so, reduce our concentration with Darden.
Maintain Balance Sheet Strength and Liquidity: We intend to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through operations, our revolving credit facility which has an undrawn capacity as of February 23, 2018 of $250 million, our At-the-Market equity follow-on program filed in December 2016 and access to bank and private placement debt markets. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.
Operate the Kerrow Restaurant Operating Business: We operate the Kerrow Restaurant Operating Business through Kerrow Holdings, LLC (“Kerrow”). Although we intend to derive the majority of our revenue from leasing properties on a net basis to restaurant and retail operators, the Kerrow Restaurant Operating Business will provide us with a diversified revenue stream and equip us with the expertise to better analyze other restaurant properties that could serve as expansion opportunities.
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
We expect that future investments in properties, including any improvements or renovations of currently owned or newly-acquired restaurant properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our $250 revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Our investment and financing policies and objectives are subject to change periodically at the discretion of our Board of Directors without a vote of stockholders. We also have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. In December 2016, the Company entered into an “At-the-Market” (“ATM”) sales agreement under which it can sell common stock with a sales value of up to $150 million through broker-dealers. In January 2017, we achieved an investment grade rating of BBB- from Fitch Ratings.
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
Our Portfolio
At December 31, 2017, we owned 521 properties, all within the continental United States. Of these properties, 515 were held for investment, with an aggregate leasable area of approximately 3.6 million square feet, were located in 44 states, and had a weighted average remaining lease term of 13.0 years before any lease renewals. The remaining six properties, representing the Kerrow Restaurant Operating Business, are operated by Kerrow subject to franchise agreements with Darden (“Franchise Agreements”). Three of these restaurants are subject to ground leases. See “Item 2. Properties” for additional information about our properties and tenants.

The following table summarizes the rental properties by brand as of December 31, 2017:

Brand	Number of FCPT Properties	Total Square Feet (000s)	Annual Cash Base Rent $(000s)	Percentage of Total Annualized Base Rent	Avg. Rent Per Square Foot ($)	EBITDAR Coverage (1)	Average Lease Expiration Date Assuming No Renewals (2)
Olive Garden	296	2,528	$71,170	65.9%	$28	5.0x	12.8
Longhorn SteakHouse	105	585	19,423	18.0%	33	4.4x	11.7
Other Brands - non-Darden	101	381	12,643	11.7%	33	2.7x	17.1
Other Brands Darden	13	126	4,746	4.4%	38	4.3x	11.2
Total	515	3,620	$107,982	100.0%	$30	4.6x	13.0

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

The following table summarizes the diversification of FCPT’s leased portfolio by state as of December 31, 2017:

State	# of Properties	% of Annual Base Rent
Texas	47	10.8%
Florida	43	10.7%
Georgia	45	8.2%
Ohio	42	7.7%
Michigan	28	4.4%
Indiana	29	3.7%
Tennessee	20	3.4%
Pennsylvania	15	3.3%
North Carolina	17	3.1%
California	10	3.0%
Illinois	17	2.6%
New York	11	2.3%
Maryland	12	2.3%
Virginia	14	2.3%
Wisconsin	16	2.3%
Mississippi	14	2.2%
South Carolina	10	2.0%
Alabama	12	2.0%
Kentucky	10	1.9%
Iowa	10	1.8%
Arizona	8	1.7%
Nevada	6	1.7%
Minnesota	8	1.6%
Colorado	7	1.5%
West Virginia	6	1.3%
Oklahoma	7	1.3%
Arkansas	7	1.3%
Kansas	5	1.2%
Louisiana	6	1.2%
Missouri	6	1.0%
Other (none greater than 1%)	27	6.2%
Total	515	100.0%
Leases with Darden
The estimated annual cash rent based on current rates for the leases in place with Darden is approximately $95.2 million, with annual rent escalations of 1.5% on November 1st of each year. Darden also entered into guaranties, pursuant to which it guarantied the obligations of the tenants under substantially all of the leases entered into in respect of the Properties. The Properties are leased to one or more of Darden’s operating subsidiaries pursuant to the leases, which are net leases. The leases provide for an average remaining initial term of approximately 12.5 years as of December 31, 2017, with no purchase options provided that Darden will have a right of first offer with respect to our sale of any property, if there is no default under the lease, and we will be prohibited from selling any Properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. At the option of Darden, the leases will generally allow extensions for a certain number of renewal terms of five years each beyond the initial term and Darden can elect which of our properties then subject to the leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant lease and other factors.
Darden is currently the source of a substantial majority of our revenues, and its financial condition and ability and willingness to satisfy its obligations under the leases and its willingness to renew the leases upon expiration of the initial base term thereof significantly impacts our revenues and our ability to service our indebtedness and make distributions to our stockholders. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its leases with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our shareholders. We also cannot assure you that Darden will elect to renew the lease arrangements with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can re-market the affected properties on the same or better terms. See “Risk Factors - Risks Related to Our Business - We are dependent on Darden successfully operating its business, and a failure do so could have a material adverse effect on our business, financial position or results of operations.”
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
Governmental Regulations Affecting Properties
Property Environmental Considerations
As an owner and operator of real property, we are subject to various federal, state and local environmental, health and safety laws and regulations. Although we do not operate or manage most of our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any of our current or former properties at or from which there has been a release or threatened release of hazardous material, as well as other affected properties, regardless of whether we knew of or caused the contamination.
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

As of February 23, 2018, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance or liability with respect to environmental laws that management believes would have a material adverse effect on our business, financial position or results of operations.
Americans with Disabilities Act of 1990
The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenant has the primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of February 23, 2018, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial position or results of operations.
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
Currently, Darden is our primary lessee in our lease portfolio and, therefore, is the source of a substantial majority of our revenues. Additionally, because Darden’s leases with us are net leases, we depend on Darden to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, including any environmental liabilities. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations to us under its leases. The inability or unwillingness of Darden to meet its rent obligations to us under any of its leases could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Darden to satisfy its other obligations under its leases with us, such as the payment of insurance, taxes and utilities could materially and adversely affect the condition of our properties.
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
For the year ended December 31, 2017, Darden constituted approximately 88% of our annual base rent. As a result, we are dependent on Darden successfully operating its business and fulfilling its obligations to us that depends, in part, on the overall performance and profitability of Darden. Factors which may impact the business, financial position or results of operations of Darden include the following:

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
As of December 31, 2017, our restaurant properties include 296 Olive Garden restaurants. As a result, our success, at least in the short-term, is dependent on the continued success of the Olive Garden brand and, to a lesser extent, Darden’s other restaurant brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of the Olive Garden or other Darden brands is reduced or compromised, the value associated with Olive Garden or other Darden-branded properties in our portfolio may be adversely affected.

Risks related to real estate ownership could reduce the value of our properties, which could materially and adversely affect us.
Our core business is the ownership of real estate that is leased to tenants on a net basis. Accordingly, our performance is subject to risks inherent to the ownership of real estate, including:

•	inability to collect rent from tenants due to financial hardship, including bankruptcy;

•	changes in consumer trends and preferences that reduce demand for the products or services of our tenants;

•	inability to lease at or above the current rental rates, or at all, or sell properties upon expiration or termination of existing leases;

•	making capital expenditures to renovate vacant properties;

•	environmental risks related to the presence of hazardous or toxic substances or materials on our properties;

•	subjectivity of real estate valuations and changes in such valuations over time;

•	illiquid nature of real estate compared to most other financial assets;

•	changes in laws and regulations, including those governing real estate usage and zoning;

•	changes in interest rates and the availability of financing; and

•	changes in the general economic and business climate.
The occurrence of any of the risks described above may cause the value of our real estate to decline, which could materially and adversely affect us.
We intend to continue to pursue acquisitions of additional properties and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, including the cost of accessing debt or equity markets, and we may not fully realize the potential benefits of such transactions.
In 2017, we acquired 43 properties in 10 transactions for a total investment of $98.6 million, net of transaction costs, which were added to our leasing portfolio. We intend to continue to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities, including, but not limited to, continuing to expand our tenant base to third parties other than Darden. Accordingly, we may often be engaged in evaluating potential transactions, potential new tenants and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In addition, properties we acquire may be leased to unrated tenants, and the tools we use to measure credit quality may not be accurate. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.
We operate in a highly competitive market and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, restaurant and retail operators, lenders and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Our Board of Directors may change our investment objectives at any time without stockholder approval. If we cannot identify and purchase a sufficient quantity of suitable properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions and other strategic opportunities. In addition, to pursue acquisitions we may have to access debt or equity markets and if financing is not available on acceptable terms, our ability to pursue further acquisitions might be limited or curtailed.

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
We have entered into a $650 million Credit Facility providing for a $400 million term loan due in November 2022 and a $250 million revolving credit facility with an available facility amount through November 2021, each of which are provided by a syndicate of banks and other financial institutions. As of December 31, 2017, the term loan facility is fully drawn and the undrawn revolving credit facility had $250 million remaining capacity. In addition, we have issued $125.0 million of senior, unsecured, fixed rate notes (the “Notes”). The Notes consist of $50.0 million of notes due in June 2024 priced at a fixed interest rate of 4.68% and $75.0 million of notes due in June 2027 priced at a fixed interest rate of 4.93%. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions, if any, set forth in our debt agreements, our Board of Directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.
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
The agreements governing our indebtedness contain customary covenants that may limit our operational flexibility. The credit agreement and the terms of the Notes contain customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the incurrence of debt, the incurrence of secured debt, the ability of FCPT OP and the guarantors to enter into mergers, consolidations, sales of assets and similar transactions, limitations on distributions and other restricted payments, and limitations on transactions with affiliates and customary reporting obligations.
In addition, we are required to comply with the following financial covenants: (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value; (4) minimum fixed charge coverage ratio of 1.50 to 1.00; (5) minimum consolidated tangible net worth; (6) maximum unencumbered leverage ratio not to exceed 60%; and (7) minimum unencumbered interest coverage ratio of 1.75 to 1.00. As of December 31, 2017, we are in compliance with our existing financial covenants.
The credit agreement and the terms of the Notes contain customary events of default including, without limitation, payment defaults, violation of covenants and other performance defaults, defaults on payment of indebtedness and monetary obligations, bankruptcy-related defaults, judgment defaults, REIT status default and the occurrence of certain change of control events. Breaches of certain covenants may result in defaults and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee.
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
Investments in and acquisitions of restaurant and retail properties and other properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform or become insolvent. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, the incurrence of significant development costs prior to completion of the project, abandonment of development activities after expending significant resources, and exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of redevelopment projects.
Inflation may materially and adversely affect us and our tenants.
Increased inflation could have a negative impact on variable-rate debt we currently have or that we may incur in the future. Our leases typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation on our results of operations. Because tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not affect us. However, increased operating expenses at vacant properties and the limited number of properties that are not subject to full triple-net leases could cause us to incur additional operating expenses, which could increase our exposure to inflation. Additionally, the increases in rent provided by many of our leases may not keep up with the rate of inflation. Increased costs may also have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us.
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
Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition or otherwise, would have a material adverse effect on us.
We derive substantially all of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. At any time, our tenants may experience a downturn in their respective businesses that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of restaurants or declare bankruptcy. Any of these actions could result in the loss of rental income attributable to the terminated leases and write-downs of certain of our assets. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition.
Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects its leases.
If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s leases.  We may not be able to evict a tenant solely because of its bankruptcy.  On the other hand, a bankruptcy court might authorize the tenant to terminate its leasehold with us.  If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured pre-petition claim subject to statutory limitations, and therefore any amounts received in bankruptcy are likely to be substantially less valuable than the remaining rent we otherwise were owed under the leases.  In addition, any claim we have for unpaid past rent could be substantially less than the amount owed.
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
As a result of his former positions with Darden, Mr. Lenehan owns common stock, including restricted stock, in both Darden and FCPT. In addition, there is no restriction on our executive officers and directors acquiring Darden common stock in the future, and, therefore, this ownership of common stock of both Darden and FCPT may be significant. Equity interests in Darden may create, or appear to create, conflicts of interest when any such director or executive officer is faced with decisions that could benefit or affect the equity holders of Darden in ways that do not benefit or affect us in the same manner. As of December 31, 2017, no other executive officer or director of FCPT owns common stock of Darden.
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
In addition, the properties subject to leases with Darden provide them a right of first offer with respect to our sale of any such Property, provided there is no default under the lease, and we are prohibited from selling any of our properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. The existence of these provisions in our leases with Darden, which survive for the full term of the relevant lease, could adversely impact our ability to sell any of the Properties and could adversely impact our ability to obtain the highest possible price for any of the Properties. If we seek to sell any of our properties, we would not be able to offer the properties to potential purchasers through a competitive bid process or in a similar manner designed to maximize the value obtained without first offering to sell to Darden and we would be restricted in the potential purchasers who could buy the properties, which may adversely impact our ability to sell any of the properties in a timely manner, or at all, or adversely impact the price we can obtain from such sale.
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
Our portfolio has limited geographic diversification, which makes us more susceptible to adverse events in these areas.
Our properties are located throughout the United States and in particular, the States of Texas and Florida, where 10.8% and 10.7%, respectively, of our annualized base rent was derived as of December 31, 2017.  An economic downturn or other adverse events or conditions such as natural disasters in these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.
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
As an owner and operator of real property, we are subject to various federal, state and local environmental, health and safety laws and regulations. We may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any of our current or former properties at or from which there has been a release or threatened release of hazardous materials as well as other affected properties, regardless of whether we knew of or caused the contamination.
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
In addition to our real estate investment activities, we also manage and operate the Kerrow Restaurant Operating Business, which consists of six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area. Managing and operating the Kerrow Restaurant Operating Business requires us to employ significantly more people than a REIT that does not operate a business of such type and scale. In addition, managing and operating an active restaurant business exposes us to potential liabilities associated with the operation of restaurants. Such potential liabilities are not typically associated with REITs and include potential liabilities for wage and hour violations, guest discrimination, food safety issues including poor food quality, food-borne illness, food tampering, food contamination, workplace injury, and violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party). In the event that one or more of the potential liabilities associated with managing and operating an active restaurant business materializes, such liabilities could damage the reputation of the Kerrow Restaurant Operating Business as well as the reputation of FCPT, and could adversely affect our financial position and results of operations, possibly to a material degree.
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
Our current dividend rate is $1.10 per share per annum. We may pay a portion of our dividends in common stock. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends will be authorized by our Board of Directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.
Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described below in the risk factor “--REIT distribution requirements could adversely affect our ability to execute our business plan”), we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do elect to maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.
Risks Related to Our Taxation as a REIT
If we do not qualify as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
We believe that we were organized and operated and we intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended January 1, 2016. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset requirements depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence. Accordingly, there can be no assurance that the Internal Revenue Service (the “IRS”) will not contend that our investments violate the REIT requirements.
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including (for taxable years beginning before December 31, 2017) any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.
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
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by non-REIT “C” corporations to certain non-corporate U.S. stockholders is currently 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not qualified dividends. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For non-corporate U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by “C” corporations. This does not adversely affect the taxation of REITs; however, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT “C” corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
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

Currently our funds from operations are generated primarily by rents paid under our lease agreements. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. Further, under amendments to the Code made by H.R. 1, income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create mismatches between REIT taxable income and the receipt of cash attributable to such income. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distributions requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity or adversely impact our ability to raise short and long-term debt. Furthermore, the REIT distribution requirements may increase the financing needed to fund capital expenditures, further growth and expansion initiatives. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell or refinance such assets.
We have in the past and may in the future acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership units in an operating partnership, which could result in stockholder dilution through the issuance of operating partnership units that, under certain circumstances, may be exchanged for shares of our common stock.  This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to restrictions on our ability to dispose of, or refinance the debt on, the acquired properties in order to protect the contributors’ ability to defer recognition of taxable gain.  Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases.  These restrictions could limit our ability to sell or refinance an asset at a time, or on terms, that would be favorable absent such restrictions. See “Our tax protection agreement could limit our ability to sell or otherwise dispose of certain properties.”
There are uncertainties relating to the Purging Distribution.
Darden has allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the Spin-Off between Darden and FCPT in a manner that, in its best judgment, is in accordance with the provisions of the Code. The amount of earnings and profits to be distributed is a complex factual and legal determination. We believe that our Purging Distribution (defined below) made on March 2, 2016 has satisfied the requirements relating to the distribution of our pre-REIT accumulated earnings and profits. No assurance can be given, however, that the IRS will agree with our calculation or Darden’s allocation of earnings and profits to FCPT. If the IRS finds additional amounts of pre-REIT earnings and profits, there are procedures generally available to cure any failure to distribute all of our pre-REIT earnings and profits, but there can be no assurance that we will be able to successfully implement such procedures.
We may pay dividends on our common stock in common stock and/or cash. Our stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.
In connection with our qualification as a REIT, we are required to annually distribute to its stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Although we do not currently intend to do so, in order to satisfy this requirement, we are permitted, subject to certain conditions and limitations, to make distributions that are in part payable in shares of our common stock. Taxable stockholders receiving such distributions will be required to report dividend income as a result of such distribution for both the cash and stock components of the distribution and even though we distributed no cash or only nominal amounts of cash to such shareholder.
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
Darden has received a private letter ruling (the “IRS Ruling”) from the IRS on certain specific issues relevant to the qualification of the Spin-Off as tax-free under Sections 368(a)(1)(D) and 355 of the Code, based on certain facts and representations set forth in such request. Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations made in the ruling request are untrue or incomplete in any material respect, then Darden will not be able to rely on the IRS Ruling. The IRS Ruling does not address all of the requirements for tax-free treatment of the Spin-Off under Sections 355 and 368(a)(1)(D) of the Code; however, Darden has received an opinion from Skadden, Arps, Slate, Meagher & Flom LLP (the “Spin-Off Tax Opinion”) to the effect that the Spin-Off qualifies as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The Spin-Off Tax Opinion relies on the IRS Ruling as to matters covered by such ruling and is based on, among other things, current law and certain assumptions and representations as to factual matters made by Darden and us. Any change in currently applicable law, which may or may not be retroactive, or the failure of any factual representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached by counsel in the Spin-Off Tax Opinion. The Spin-Off Tax Opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. The Spin-Off Tax Opinion is expressed as of the date issued and does not cover subsequent periods. An opinion of counsel represents counsel’s best legal judgment based on current law and is not binding on the IRS or any court. We cannot assure you that the IRS will agree with the conclusions set forth in the Spin-Off Tax Opinion, and it is possible that the IRS or another tax authority could adopt a position contrary to one or all of those conclusions and that a court could sustain that contrary position. If any of the facts, representations, assumptions, or undertakings described or made in connection with the IRS Ruling or the Spin-Off Tax Opinion are not correct, are incomplete or have been violated, the IRS Ruling could be revoked retroactively or modified by the IRS, and our ability to rely on the Spin-Off Tax Opinion could be jeopardized. We are not aware of any facts or circumstances, however, that would cause these facts, representations, or assumptions to be untrue or incomplete, or that would cause any of these undertakings to fail to be complied with, in any material respect.
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
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or manages the risk of certain currency fluctuations does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates that we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.
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
In connection with the acquisition of ten properties from U.S. Restaurant Properties, Inc. (“USRP”) in November 2016 in exchange for FCPT OP units, we entered into a tax protection agreement with affiliates of USRP. The tax protection agreement provides that, if we dispose of any of those ten properties in a taxable transaction through November 2023, we will indemnify the USRP partners for their tax liabilities attributable to the built-in gain that existed with respect to those properties as of the time of the acquisition of those properties in November 2016 (and tax liabilities incurred as a result of the reimbursement payment). Consequently, although it otherwise may be in our best interest to sell one of those properties, these obligations may make it prohibitive for us to do so.
Legislative or other actions affecting REITs could have a negative effect on us.
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of the Company or our shareholders. In particular, H.R. 1, which was signed into law on December 22, 2017 and which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (both non-REIT “C” corporations as well as corporations that have elected to be taxed as REITs). A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our stock began trading on the New York Stock Exchange under the ticker symbol “FCPT” on November 10, 2015 with an opening price of $19.85. No dividends were declared or paid in 2015. On January 7, 2016, our Board of Directors declared two dividends totaling $8.32 per share. These dividends were paid in cash on January 29, 2016 and in cash and shares of our common stock on March 2, 2016 and constitute our “Purging Distribution.”
For each calendar quarter and year indicated, the following table reflects respective high, low, and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each period.

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	$22.83	$25.85	$25.65	$26.65	$26.65
Low	20.42	21.99	23.90	24.12	20.42
Close	22.83	25.11	24.92	25.70	25.70
Dividends per share	0.2425	0.2425	0.2425	0.2750	1.0025

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	$23.56	$20.59	$21.79	$21.13	$23.56
Low	14.52	17.38	19.65	17.74	14.52
Close	17.95	20.59	21.33	20.52	20.52
Dividends per share	8.5600	0.2425	0.2425	0.2425	9.2875
The following table presents the characterizations for tax purposes of such common stock dividends for the year ended December 31, 2017.

Record Date	Payment Date	Total Distribution ($ per share)	Form 1099 Box 1a Ordinary Taxable Dividend ($ per share)	Form 1099 Box 1b Qualified Taxable Dividend ($ per share)	Form 1099 Box 3 Return of Capital ($ per share)
12/30/2016	1/13/2017	0.2425	0.2073	—	0.0352
3/31/2017	4/17/2017	0.2425	0.2073	—	0.0352
6/30/2017	7/17/2017	0.2425	0.2073	—	0.0352
9/29/2017	10/13/2017	0.2425	0.2073	—	0.0352
Totals		$0.9700	$0.8292	$—	$0.1408
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
As of February 21, 2018, there were approximately 9,376 registered holders of record of our common stock.
For information about our equity compensation plan, please see Note 11 of our consolidated and combined financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Company and Affiliated Purchasers
None.
Performance Graph
The following performance graph compares, for the period from November 10, 2015, the date the Company’s shares of common stock began trading on the New York Stock Exchange, through December 31, 2017, the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestments of dividends, with (i) the cumulative total return of the S&P 500 Index, (ii) the cumulative total return of the MSCI US REIT Index (“RMZ”) and (iii) the cumulative total return of Dow Jones Industrial Average.

PRICE PERFORMANCE SINCE FCPT INCEPTION
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
-10%
-20%
11/10/15
12/10/15
1/10/16
2/10/16
3/10/16
4/10/16
5/10/16
6/10/16
7/10/16
8/10/16
9/10/16
10/10/16
11/10/16
12/10/16
1/10/17
2/10/17
3/10/17
4/10/17
5/10/17
6/10/17
7/10/17
8/10/17
9/10/17
10/10/17
11/10/17
12/10/17
12/31/17
FCPT
SP500
DJIA
RMZ

Item 6. Selected Financial Data.
The following selected historical financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated and combined financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015, and the related notes included elsewhere in this Annual Report on Form 10-K.
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
The selected historical financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 has been derived from our audited historical financial statements. The combined statements of comprehensive income include allocations of certain costs from Darden incurred on the Kerrow Restaurants Operating Business’ behalf. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical Darden expenses allocable to the Kerrow Restaurants Operating Business for purposes of the combined financial statements. However, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Kerrow Restaurants Operating Business had operated as a separate, stand-alone entity. Due to the timing of the Spin-Off, the results of operations for the years ended December 31, 2014 and 2013 reflect the financial condition and results of operations of Kerrow Restaurant Operating Business. The results of operations for the years ended December 31, 2017, 2016, and 2015 reflect the financial condition and results of operations of the Company, together with the Kerrow Restaurant Operating Business prior to the Spin-Off.
Operating Data

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Revenues	$133,209	$124,018	$33,456	$17,695	$16,907
Net income available to common shareholders	$71,394	$156,809	$5,699	$32	$29
Earnings per share:
Basic	$1.18	$2.75	$0.92	NA	NA
Diluted	$1.18	$2.63	$0.91	NA	NA
Cash dividends declared per share of common stock	$1.0025	$0.9700	$—	NA	NA

Balance Sheet Data

	At December 31,
(In thousands)	2017	2016	2015	2014	2013
Real estate investments:
Land	$449,331	$421,941	$404,812	$3,069	$3,069
Buildings, equipment and improvements	1,115,624	1,055,624	992,418	12,513	12,502
Total real estate investments	1,564,955	1,477,565	1,397,230	15,582	15,571
Less: accumulated depreciation	(598,846)	(583,307)	(568,539)	(3,860)	(3,026)
Total real estate investments, net	$966,109	$894,258	$828,691	$11,722	$12,545

Total assets	$1,068,659	$937,151	$929,437	$11,949	$12,807
Total liabilities	546,391	467,034	487,795	2,951	2,935
Total equity	522,268	470,117	441,642	8,998	9,872

Other Statistics

	Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Cash flows provided by operating activities	$78,945	$70,939	$21,693	$961	$914
Cash flows used in investing activities	(85,319)	(59,322)	(556)	(55)	(26)
Cash flows provided by (used in) financing activities	44,197	(83,047)	76,929	(906)	(888)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors”. These factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. Four Corners Property Trust, Inc. undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K. Any references to “the Company,” “we,” “us,” or “our” refer to FCPT as an independent, publicly traded, self-administered company.
Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2017, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
Our revenues are primarily generated by leasing properties to Darden and other tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. We focus on income producing properties leased to high quality tenants in major markets across the United States. We also generate revenues by operating six LongHorn Steakhouse restaurants, including the properties or interests associated with such restaurants, located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) pursuant to franchise agreements with Darden.
In addition to managing our existing properties, our strategy includes investing in additional restaurant and food service real estate properties to grow and diversify our existing restaurant portfolio. We expect this acquisition strategy will decrease our reliance on Darden over time. We intend to purchase properties that are well located, occupied by durable restaurant concepts, with creditworthy tenants whose operating cash flows are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring properties that have high levels of restaurant operator profitability compared to rent payments and have absolute rent levels that are not artificially higher than market rates.
In 2017, FCPT engaged in 10 acquisition transactions for a total investment of $97.0 million, net of transaction costs. Pursuant to these transactions, we acquired an additional 43 properties, aggregating 203 thousand square feet and representing nine brands, including Bob Evans, Burger King, Red Lobster, Taco Bell and Buffalo Wild Wings. During the same period, FCPT sold three properties for $16.1 million. The proceeds from the sales were used for subsequent acquisitions in the 1031 exchange market.
As of December 31, 2017, our wholly-owned lease portfolio had the following characteristics:

•	515 free-standing properties located in 44 states and representing an aggregate leasable area of 3.6 million square feet;

•	99.8% occupancy;

•	A weighted average remaining lease term of 13.0 years (based on annualized base rent);

•	A weighted average annual rent escalator of 1.5% (based on annualized base rent); and

•	88% investment-grade tenancy (based on annualized base rent).

Results of Operations
The results of operations for the accompanying consolidated and combined financial statements discussed below are derived from our consolidated and combined statements of comprehensive income found elsewhere in this Annual Report on Form 10-K. The following discussion includes the results of our continuing operations as summarized in the table below.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenues:
Rental	$113,937	$105,624	$15,134
Restaurant	19,272	18,394	18,322
Total revenues	133,209	124,018	33,456
Operating expenses:
General and administrative	12,259	10,977	1,856
Depreciation and amortization	21,811	20,577	3,758
Restaurant expenses	18,652	17,853	16,996
Interest expense	19,469	14,828	2,203
Total expenses	72,191	64,235	24,813
Other income	324	97	—
Realized gain on sale, net	10,532	16,623	—
Income before income taxes	71,874	76,503	8,643
Income tax (expense) benefit	18	80,347	(2,944)
Net income	71,892	156,850	5,699
Net income attributable to noncontrolling interest	(498)	(41)	—
Net Income Available to Common Shareholders	$71,394	$156,809	$5,699
Analysis of Results of Operations
We operate in two segments, real estate operations and restaurant operations. Our real estate operations began on November 9, 2015; accordingly, comparisons to 2015 with respect to this segment are not meaningful. Our real estate operations generate rental income associated with leases which we recognize on a straight-line basis to include the effect of base rent escalators.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Rental Revenue
Rental revenue increased $8.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase is due to recognizing a full year of revenue from the acquisitions completed in 2016 during 2017 and the acquisition of 43 restaurant properties, which was partially offset by the sale of 3 restaurant properties, resulting in a net addition of annualized rental income of $5.9 million for the year ended December 31, 2017.
Operating Expenses
General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology and other professional and administrative services in association with our real estate operations and our REIT structure and public company reporting requirements. General and administrative expense increased $1.3 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily as a result of an increase in non-cash stock compensation expense.
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to 55 years. Depreciation and amortization expense increased by approximately $1.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the acquisition of 43 properties classified as depreciable assets in 2017.

Interest Expense
We incur interest expense on our $400 million term loan, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $125 million of senior fixed rate notes.
Interest expense increased by approximately $4.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to interest expense on the $125 million of senior fixed rate notes issued in 2017, which was $3.4 million for the year ended December 31, 2017. Additionally, amortization of deferred financing costs related to the senior fixed notes was $123 thousand for the year ended December 31, 2017. Interest expense also increased due to a one-time charge of $424 thousand for deferred financing costs expensed as a result of the execution of the amended and restated Loan Agreement on October 2, 2017.
Interest expense on the $400 million term loan and the interest rate swaps we entered into to hedge the variability associated with the term loan was $12.2 million and $11.8 million for the years ended December 31, 2017 and 2016, respectively. This interest expense includes hedge ineffectiveness incurred during the periods and the reclassification of other comprehensive income into interest expense. Interest expense and fees on our revolving credit facility was $1.7 million and $1.4 million, for the years ended December 31, 2017 and 2016, respectively. Amortization of deferred financing costs was $2.1 million and $1.6 million, respectively, for the years ended December 31, 2017 and 2016.
For additional information on the Company’s debt instruments, see “Liquidity and Financial Condition” below.
Realized Gain on Sale, Net
Realized gain on sale, net decreased by approximately $6.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. During the years ended December 31, 2017 and 2016, the Company sold three and two properties, respectively, leased to Darden for total consideration of $16.1 million and $24.8 million, respectively, exclusive of $0.2 million and $0.7 million costs to sell, respectively. The sales were the result of unsolicited offers and resulted in net gains of $10.5 million and $16.6 million, respectively, after costs to sell. These sales qualified as 1031 exchanges, and the consideration received was used to purchase other properties in the fourth quarter of 2017 and future periods.
Income Taxes
During the years ended December 31, 2017 and 2016 our income tax expense was a benefit of $18 thousand and a benefit of $80.4 million, respectively. The income tax benefit for the year ended December 31, 2017 primarily consisted of the reversal of deferred tax liabilities offset by state taxes incurred at the Kerrow Restaurant Operating Business, a taxable REIT subsidiary.  The income tax benefit recognized during the year ended December 31, 2016 was principally the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our satisfaction of all requirements, including payment of a Purging Distribution to our shareholders and our election to be taxed as a REIT commencing with the year ending December 31, 2016.

Restaurant Operations
The following table sets forth our restaurant operating segment revenues and expenses data for the periods indicated. Although the Spin-Off of FCPT from Darden was completed on November 9, 2015, our restaurant operations segment includes the full operating results for 2015.

	Year Ended December 31,
	2017		2016		2015
(Dollars in thousands)	$	% of Segment Revenues	$	% of Segment Revenues	$	% of Segment Revenues
Restaurant revenues	$19,272	100.0%	$18,394	100.0%	$18,322	100.0%
Restaurant expenses:
Food and beverage	7,404	38.4%	7,213	39.2%	7,310	39.9%
Restaurant labor	6,062	31.5%	5,391	29.3%	4,688	25.6%
Other restaurant expenses (1)	5,581	29.0%	5,638	30.7%	4,998	27.3%
Total restaurant expenses	19,047	98.8%	18,242	99.2%	16,996	92.8%
Restaurant Operations, Net	$225		$152		$1,326
(1)    Other restaurant expenses include $395 thousand, $389 thousand, and $65 thousand, respectively, of intercompany rent paid to FCPT for the years ended December 31, 2017, 2016, and 2015, which is eliminated for financial reporting purposes.
Restaurant revenues increased approximately $0.9 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, driven primarily by a 2.8% increase in the average meal check and a 1.9% increase in average guest counts. The increase in average meal check amounts for 2017 was primarily due to the addition of higher-end entrées, increased liquor sales and meal check-add-ons, and price increases. Average annual revenue per restaurant was $3.2 million in the year ended December 31, 2017 compared to $3.1 million in the year ended December 31, 2016.
Total restaurant expenses increased approximately $0.8 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to increased administrative overhead. As a percent of revenues, total restaurant expenses decreased from 99.2% in the year ended December 31, 2016 to 98.8% in the year ended December 31, 2017. Food and beverage costs increased approximately $0.2 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to increased sales year over year. Restaurant labor costs increased $0.7 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase in hourly wages, increased management overhead, and a change in incentive compensation structure. Other restaurant expenses (which include utilities, common area maintenance charges, repairs and maintenance, credit card fees, lease expense, property tax, workers’ compensation, other restaurant-level operating expenses and administrative costs) decreased approximately $0.1 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a reduction of one-time Spin-Off expenses.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Rental Revenue
Rental revenue was $105.6 million, driven principally by recognizing a full year of rental revenue from the initial Darden portfolio. In addition, we acquired 59 properties in 2016 and sold 2 properties in 2016. The net addition to rental income from acquired properties less the impact of sold properties was $1.0 million.
Operating Expenses
General and administrative expense increased $9.1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015 due to personnel, office rent, legal, accounting, information technology and other professional and administrative services in association with our real estate operations and our REIT structure and public company reporting requirements that were not incurred prior to the Spin-Off from Darden.

Depreciation and amortization increased for 2016 by approximately $16.8 million principally as a result of the Company having real estate operations for a full 12 month period in 2016 when compared to results for only the period from November 9 through December 31 in 2015.
Interest Expense
Interest expense on the $400 million term loan and the interest rate swaps we entered into to hedge the variability associated with the term loan was $11.8 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively. Interest expense and fees on our revolving credit facility was $1.4 million and $177 thousand for the years ended December 21, 2016 and 2015, respectively. Amortization of deferred financing costs was $1.6 million and $265 thousand, respectively, for the years ended December 31, 2016 and 2015, respectively. The increases in interest expense and amortization of deferred financing costs in the year ended December 31, 2016 compared to the year ended December 31, 2015 are due to the debt being outstanding for a full year in 2016 as compared to two months in 2015.
Realized Gain on Sale, Net
In the fourth quarter of 2016, we sold two properties and realized a gain of $16.6 million. These sales qualified as 1031 exchanges, and the consideration received was used to purchase other properties in the fourth quarter of 2016.
Income Taxes
During the years ended December 31, 2016 and 2015, our income tax expense was a benefit of $80.4 million and an expense of $2.9 million, respectively. The increase in benefit in year ended December 31, 2016 was principally the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our satisfaction of all requirements, including payment of a Purging Distribution to our shareholders and our election to be taxed as a REIT commencing with the year ending December 31, 2016.
Restaurant Operations
Restaurant revenues increased approximately $0.1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, driven primarily by a 4.8% increase in the average check and was partially offset by a 5.6% decrease in average guest counts. The increase in average check amounts was primarily due to the addition of higher-end entrées and price increases during the year. Average annual revenue per restaurant was $3.1 million in both the year ended December 31, 2016 and the year ended December 31, 2015.
Total restaurant expenses increased approximately $1.2 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to increased administrative overhead and one-time costs associated with the Spin-Off . As a percent of revenues, total restaurant expenses increased from 92.8% in the year ended December 31, 2015 to 99.2% in the year ended December 31, 2016. Food and beverage costs decreased approximately $0.1 million from the year ended December 31, 2015 to the year ended December 31, 2016, primarily due to a focus on inventory management and a decrease in beef prices during 2016. Restaurant labor costs increased $0.7 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in hourly wages due to staffing challenges, increased management overhead, and a change in incentive compensation structure. Other restaurant expenses increased approximately $0.6 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the addition of franchise fees, brand fund expenses, rising utility costs, an increase in building/equipment maintenance, and one-time Spin-Off expenses.
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
Real Estate Investments, Net
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives using the straight-line method. Leasehold improvements, which are reflected on our balance sheets as a component of buildings, within land, buildings and equipment, net, are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying statements of comprehensive income.
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
Acquisition of Real Estate
The Company evaluates acquisitions to determine whether transactions should be accounted for as asset acquisitions or business combinations in accordance with Accounting Standards Update 2017-01. Since adoption in the fourth quarter of 2016, the Company has determined the land, building, site improvements, and in-places leases (if any) of assets acquired were a single asset as the building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. Additionally, the Company has not acquired a substantive process used to generate outputs. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset and there were no processes acquired, the acquisitions do not qualify as a business and are accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.
The Company allocates the purchase price (including acquisition and closing costs) of real estate acquisitions to land, building, and improvements based on their relative fair values. In making estimates of fair values for this purpose, the Company uses a third-party specialist that obtains various information about each property, including the pre-acquisition due diligence and prior leasing activities at the site.
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

Rental Revenue Recognition
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

Liquidity and Financial Condition
At December 31, 2017, we had $64.5 million of cash and cash equivalents and $250 million of borrowing capacity under our credit facility. The revolving credit facility provides for a letter of credit sub-limit of $25 million. As of February 23, 2018, we had $250 million of borrowing capacity under the revolving credit facility.
Debt Instruments
On October 2, 2017, the Company and its subsidiary, Four Corners Operating Partnership, LP (“FCPT OP”), entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), and the lenders (the “Lenders”) and other agents party thereto, which amended and restated in its entirety an existing Revolving Credit and Term Loan Agreement dated as of November 9, 2015 by and among the Company, FCPT OP, the Agent, the Lenders and the other agents party thereto. The Loan Agreement provides for borrowings of up to $650 million and consists of (1) a $400 million non-amortizing term loan that matures on November 9, 2022 and (2) a $250 million revolving credit facility that provides for loans and letters of credit that matures on November 9, 2021. At December 31, 2017 and 2016, the weighted average interest rate on the term loan was 2.79% and 2.36%, respectively. As of December 31, 2017, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit. As of December 31, 2016, there were $45.0 million of outstanding borrowings under the revolving credit facility with a weighted average interest rate of 2.46% and no outstanding letters of credit.
Pursuant to an International Swaps and Derivatives Association Master Agreement with J.P. Morgan Chase Bank, N.A., we have entered into interest rate swaps to hedge the interest rate variability associated with the Loan Agreement. On November 9, 2015, we entered into two interest rate swaps with aggregate notional values totaling $400 million. One swap has a fixed notional value of $200 million that matures on November 9, 2018, where the fixed rate paid by FCPT OP is 1.16% and the variable rate received resets monthly to the one-month LIBOR rate. The second swap has a fixed notional value of $200 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is 1.56% and the variable rate received resets monthly to the one month LIBOR rate. These swaps, which are effective as of December 31, 2017, fix our gross interest expense at 2.71%. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2018, and a maturity date of November 9, 2021, where the fixed rate paid by FCPT OP is 1.960% and the variable rate received resets monthly to the one month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2020, a maturity date of November 9, 2023, where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one-month LIBOR rate. A fifth swap, which was entered into on August 29, 2017, is a two-year swap with a fixed notional value of $100 million for its first twelve months and $200 million for its second twelve months with an effective date of November 9, 2020, a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one month LIBOR rate.
These five hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income.
On June 7, 2017, FCPT OP issued $125.0 million of senior, unsecured, fixed rate notes (the “Notes”) in a private placement pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”). The Notes consist of $50.0 million of notes with a term ending in June 2024 and priced at a fixed interest rate of 4.68%, and $75.0 million of notes with a term ending in June 2027 and priced at a fixed interest rate of 4.93%, resulting in a weighted average maturity of 8.8 years as of June 7, 2017 and a weighted average fixed interest rate of 4.83%.
Financing Strategy
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities, and, for acquisitions, investments, and other capital expenditures, from borrowings under our $250.0 million revolving credit facility.
We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. During 2017, we sold 1,347,010 shares under the “At-the-Market” (“ATM”) program at a weighted-average selling price of $24.35 per share, for net proceeds of approximately $32.2 million (after issuance costs). The net proceeds were employed to fund acquisitions and for general corporate purposes. At December 31, 2017, there was $116.5 million available for issuance under the ATM program.
On a long-term basis, our principal demands for funds include payment of dividends, financing of property acquisitions and scheduled debt maturities. We plan to meet our long-term capital needs by issuing debt or equity securities or by obtaining asset level financing, subject to market conditions. In addition, we may issue common stock to permanently finance properties that were financed on an intermediate basis by our revolving credit facility or other indebtedness. In the future, we may also acquire properties by issuing partnership interests of our operating partnership in exchange for property owned by third parties. Our common partnership interests would be redeemable for cash or shares of our common stock. In addition, we plan to use the proceeds from any future sales we may make for subsequent acquisitions via a 1031 exchange.
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

Contractual Obligations
The following table provides information with respect to our commitments as of December 31, 2017. The table does not reflect available debt extensions.

(In millions)	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Long-term debt (1)	$—	$—	$400.0	$125.0	$525.0
Interest payments on long-term obligations (2)	17.6	35.3	32.9	19.7	105.5
Commitments under non-cancellable operating leases	0.5	0.7	0.1	—	1.3
Total Contractual Obligations and Commitments	$18.1	$36.0	$433.0	$144.7	$631.8
(1)    Long-term debt includes the $400 million term loan and $125 million of senior unsecured notes.
(2)    Interest payments computed using the hedged rate as of December 31, 2017 of 2.71% for the $400 million term loan and undrawn commitment fee of 0.30% on the $250 million revolving credit facility. Interest on private placement notes is calculated at 4.68% and 4.93% on the $50 million and $75 million senior unsecured fixed-rate notes, respectively.

Off-Balance Sheet Arrangements
At December 31, 2017, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to NARIET Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015
Net income	$71,892	$156,850	$5,699
Depreciation and amortization (1)	21,775	20,550	3,751
Deferred tax benefit from REIT election	—	(80,410)	—
Realized gain on sales of real estate	(10,532)	(16,623)	—
NAREIT Funds from Operations (FFO)	83,135	80,367	9,450
Non-cash stock-based compensation expense	2,676	1,550	13
Non-cash amortization of deferred financing costs	2,144	1,592	265
Other non-cash interest (income) expense	145	(610)	(3)
Non-real estate investment depreciation	36	27	7
Straight-line rent adjustment	(9,536)	(10,095)	(1,500)
Adjusted Funds from Operations (AFFO)	$78,600	$72,831	$8,232

Fully diluted shares outstanding (2)	61,014,256	59,607,852	6,263,921

FFO per diluted share	$1.36	$1.35	$1.51

AFFO per diluted share	$1.29	$1.22	$1.31

(1) For the three months ended December 31, 2017, includes $228 thousand of non-cash impairment expense on intangible lease assets.
(2) Assumes the issuance of common shares for OP units held by non-controlling interests.

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
Adjusted Funds From Operations (“AFFO”) is a non-GAAP measure that is used as a supplemental operating measure specifically for comparing year over year ability to fund dividend distribution from operating activities. We calculate AFFO by adding to or subtracting from FFO:

1.	Transaction costs incurred in connection with the acquisition of real estate investments accounted for as business combinations

2.	Non-cash stock-based compensation expense

3.	Amortization of deferred financing costs

4.	Other non-cash interest expense

5.	Non-real estate depreciation

6.	Merger, restructuring and other related costs

7.	Impairment charges on non-real estate assets

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, especially interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facility. We consider certain risks associated with the use of variable rate debt, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.” The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2017, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases).
As of December 31, 2017, $125 million our total indebtedness consisted of senior, fixed rated notes. The remaining $400 million of our total indebtedness consisted of five-year variable-rate obligations for which we have entered into swaps that effectively fix $200 million of our variable rate debt through November 2018 and $200 million through November 2020, at a weighted average interest rate, excluding amortization of deferred financing costs and debt discounts/premiums, of approximately 2.71%. During the third quarter of 2017, we entered into three additional swaps that fix $300 million of the term loan’s variable-rate exposure from November 2018 through the maturity date of the indebtedness of November 2022. We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. We consider certain risks associated with the use of derivative instruments, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - Hedging transactions could have a negative effect on our results of operations.”
Due to the fixed rate nature of $125 million of our indebtedness and the hedging transactions described above, a hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2017.

Item 8. Financial Statements and Supplementary Data.
Financial Statements and Supplementary Data consist of financial statements as indexed on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management concluded that, as of December 31, 2017 our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During 2017, the Company implemented a new general ledger system. In connection with this implementation, the Company has updated its control activities related to recording financial transactions. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 16. Form 10-K Summary
None.

FOUR CORNERS PROPERTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Four Corners Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Four Corners Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated and combined statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and the financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015
San Francisco, California
February 26, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Four Corners Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Four Corners Property Trust, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated and combined statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated and combined financial statements), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated and combined financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
San Francisco, California
February 26, 2018

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Real estate investments:
Land	$449,331	$421,941
Buildings, equipment and improvements	1,115,624	1,055,624
Total real estate investments	1,564,955	1,477,565
Less: Accumulated depreciation	(598,846)	(583,307)
Total real estate investments, net	966,109	894,258
Cash and cash equivalents	64,466	26,643
Straight-line rent adjustment	21,130	11,594
Derivative assets	4,997	837
Other assets	11,957	3,819
Total Assets	$1,068,659	$937,151

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$515,539	$438,895
Dividends payable	16,843	14,519
Rent received in advance	8,295	7,974
Derivative liabilities	8	—
Deferred tax liabilities	—	196
Other liabilities	5,706	5,450
Total liabilities	546,391	467,034
Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 61,329,489 and 59,923,557 shares issued and outstanding at December 31, 2017 and 2016, respectively	6	6
Additional paid-in capital	473,685	438,864
Retained earnings	36,318	25,943
Accumulated other comprehensive income	4,478	207
Noncontrolling interest	7,781	5,097
Total equity	522,268	470,117
Total Liabilities and Equity	$1,068,659	$937,151
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental	$113,937	$105,624	$15,134
Restaurant	19,272	18,394	18,322
Total revenues	133,209	124,018	33,456
Operating expenses:
General and administrative	12,259	10,977	1,856
Depreciation and amortization	21,811	20,577	3,758
Restaurant expenses	18,652	17,853	16,996
Interest expense	19,469	14,828	2,203
Total operating expenses	72,191	64,235	24,813
Other income	324	97	—
Realized gain on sale, net	10,532	16,623	—
Income before income tax	71,874	76,503	8,643
Income tax (expense) benefit	18	80,347	(2,944)
Net income	71,892	156,850	5,699
Net income attributable to noncontrolling interest	(498)	(41)	—
Net Income Available to Common Shareholders	$71,394	$156,809	$5,699

Basic net income per share:	$1.18	$2.75	0.92
Diluted net income per share:	$1.18	$2.63	0.91
Weighted average number of common shares outstanding:
Basic	60,627,423	56,984,561	6,206,375
Diluted	60,695,834	59,568,067	6,263,921
Dividends declared per common share	$1.0025	$0.9700	NA

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$71,892	$156,850	$5,699
Realized and unrealized gain (loss) on hedging instruments	4,297	540	(316)
Comprehensive income	76,189	157,390	5,383
Less: comprehensive income attributable to noncontrolling interest	(524)	(58)	—
Comprehensive Income Attributable to Common Shareholders	$75,665	$157,332	$5,383

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Parent Company Equity	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2014	—	$—	$—	$8,998	$—		$—	$—	$8,998
Contribution in connection with Spin-Off	—	—	436,697	(8,998)	(442)		—	—	427,257
Issuance of common stock in connection with Spin-Off	42,741,995	4	—	—	—		—	—	4
Net income	—	—	—	—	5,699		—	—	5,699
Realized and unrealized gain (loss) on derivative instruments	—	—	—	—	—		(316)	—	(316)
Balance at December 31, 2015	42,741,995	4	436,697	—	5,257		(316)	—	441,642
Issuance of OP units	—	—	—	—	—		—	5,039	5,039
Net income	—	—	—	—	156,809		—	41	156,850
Realized and unrealized gain on derivative instruments	—	—	—	—	—		523	17	540
Earnings and profits distribution	17,085,566	2	(2)	—	(78,076)		—	—	(78,076)
Dividends paid and declared on common stock	—	—	—	—	(58,047)		—	—	(58,047)
ATM proceeds, net of issuance costs	32,513	—	640	—	—	1	—	—	640
Stock-based compensation, net	63,483	—	1,529	—	—		—	—	1,529
Balance at December 31, 2016	59,923,557	6	438,864	—	25,943		207	5,097	470,117
Issuance of OP units, net	—	—	—	—	—		—	2,620	2,620
Net income	—	—	—	—	71,394		—	498	71,892
Realized and unrealized gain on derivative instruments	—	—	—	—	—		4,271	26	4,297
Dividends paid and declared on common stock	—	—	—	—	(61,019)		—	(460)	(61,479)
ATM proceeds, net of issuance costs	1,347,010	—	32,145	—	—		—	—	32,145
Stock-based compensation, net	58,922	—	2,676	—	—		—	—	2,676
Balance at December 31, 2017	61,329,489	$6	$473,685	$—	$36,318		$4,478	$7,781	$522,268

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows - operating activities
Net income	$71,892	$156,850	5,699
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,811	20,577	3,758
Gain on disposal of land, building, and equipment	(10,532)	(16,623)	25
Amortization of financing costs	2,144	1,592	265
Stock-based compensation expense	2,676	1,550	101
Deferred income taxes	(196)	(80,685)	1,195
Changes in assets and liabilities:
Derivative assets and liabilities	145	(609)	—
Straight-line rent adjustment	(9,536)	(10,095)	(1,500)
Rent received in advance	321	34	7,940
Other assets and liabilities	220	(1,652)	4,210
Net cash provided by operating activities	78,945	70,939	21,693
Cash flows - investing activities
Purchases of real estate investments	(95,112)	(83,263)	(556)
Net proceeds from sale of real estate investments	15,645	24,091	—
Restricted escrow deposits for pending 1031 tax-deferred exchanges	(4,905)	—
Advance deposits on acquisition of operating real estate	(947)	(150)	—
Net cash used in investing activities	(85,319)	(59,322)	(556)
Cash flows - financing activities
Net proceeds from equity issuance	32,145	640	—
Proceeds from issuance of senior notes	125,000	—	—
Proceeds from term loan borrowing	—	—	400,000
Payment of deferred financing costs	(5,500)	—	(7,964)
Proceeds from revolving credit facility	36,000	45,000	—
Repayment of revolving credit facility	(81,000)	—	—
Payment of dividend to shareholders	(58,695)	(121,604)	—
Distribution to non-controlling interests	(460)	—	—
Redemption of non-controlling interests	(988)	—	—
Repayment of debt assumed in purchase of real estate investments	(2,305)	(7,083)	—
Net distribution to Darden related to the Spin-Off	—	—	(314,985)
Predecessor transfers to parent	—	—	(122)
Net cash provided by (used in) financing activities	44,197	(83,047)	76,929
Net change in cash	37,823	(71,430)	98,066
Cash and cash equivalents, beginning of year	26,643	98,073	7
Cash and cash equivalents, ending of year	$64,466	$26,643	$98,073
Supplemental cash flow information
Dividends declared but not paid	$16,843	$14,519	$—
Interest paid	$14,102	$13,493	$982
Taxes paid	$561	$2,168	$—
Non - cash investing and financing activities:
Debt assumed in acquisition of real estate investments	$2,305	$7,083	$—
Operating partner units issued in exchange for real estate investments	$3,609	$5,039	$—
Real estate investments, net acquired through Spin-Off	$—	$—	$820,196
Other assets acquired through Spin-off at carrying value	$—	$—	$144
Other liabilities assumed through Spin-off at carrying value	$—	$—	$77,972
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
Any references to “the Company,” “we,” “us,” or “our,” refer to FCPT as an independent, publicly traded, self-administered company.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated and combined financial statements (“the Consolidated Financial Statements”) include the accounts of Four Corners Property Trust, Inc. and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation or combination.
The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.
The historical financial statements for the Kerrow Restaurant Operating Business were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Darden for a portion of 2015. These statements reflect the historical financial condition and results of operations of Kerrow Restaurant Operating Business in accordance with GAAP. The consolidated and combined financial statements include all revenues and costs allocable to us either through specific identification or allocation, and all assets and liabilities directly attributable to us as derived from the operations of the restaurants. The consolidated and combined statements of comprehensive income in 2015 include allocations of certain costs from Darden incurred on our behalf. See Note 4 - Related Party Transactions for a further description of allocated expenses.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Noncontrolling Interest
Noncontrolling interest represents the aggregate limited partnership interests in FCPT OP held by third parties. In accordance with GAAP, the noncontrolling interest of FCPT OP is shown as a component of equity on our consolidated balance sheets, and the portion of income (loss) allocable to third parties is shown as net income (loss) attributable to noncontrolling interest in our consolidated and combined statements of income and consolidated and combined statements of comprehensive income. The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Accordingly, the Company has determined that the common OP units meet the requirements to be classified as permanent equity. A reconciliation of equity attributable to noncontrolling interest is disclosed in our consolidated and combined statement of changes in equity.
Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. For the year ended December 31, 2015, we have conformed the prior presentation of the Kerrow Restaurant Operating Business to the current format for comparability purposes. For the year ended December 31, 2016, we have re-classed non-investment fixed assets to other assets on the consolidated balance sheet.
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
Real Estate Investments, Net
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-five years using the straight-line method. Leasehold improvements, which are reflected on our balance sheets as a component of buildings, equipment, and improvements, net, are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying statements of comprehensive income.
Our accounting policies regarding land, buildings, equipment, and improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of what constitutes a reasonably assured lease term, and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized, or as our expectations of estimated future cash flows change.
Acquisition of Real Estate
The Company evaluates acquisitions to determine whether transactions should be accounted for as asset acquisitions or business combinations in accordance with Accounting Standards Update 2017-01. Since adoption in the fourth quarter of 2016, the Company has determined the land, building, site improvements, and in-places leases (if any) of assets acquired were a single asset as the building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. Additionally, the Company has not acquired a substantive process used to generate outputs. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset and there were no processes acquired, the acquisitions do not qualify as a business and are accounted

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.
The Company allocates the purchase price (including acquisition and closing costs) of real estate acquisitions to land, building, and improvements based on their relative fair values. In making estimates of fair values for this purpose, the Company uses a third-party specialist that obtains various information about each property, including the pre-acquisition due diligence of the Company and prior leasing activities at the site.
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases in our Real Estate Operations segment. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the asset carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above-market and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below market lease intangibles are generally amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company believes it is likely the tenant will exercise the renewal option. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized as an impairment loss in the Company’s consolidated and combined statements of income under the ”Depreciation and amortization” caption.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell.
During the years ended December 31, 2017 and 2016, the Company sold three and two properties, respectively, leased to Darden for total consideration of $16.1 million and $24.8 million, respectively, exclusive of $0.2 million and $0.7 million, respectively, of selling costs. The sales were the result of unsolicited offers and resulted in net gains of $10.5 million and $16.6 million, respectively, after costs to sell.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents can consist of cash and money market accounts.
Long-term Debt
Long-term debt is carried at unpaid principal balance, net of deferred financing costs. All of our long-term debt is currently unsecured and interest is paid monthly on our non-amortizing term loan and revolving credit facility and semi-annually on our senior fixed rate notes.
Deferred Financing Costs
Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. These costs are presented as a direct deduction from their related liabilities on the consolidated balance sheets.
See Note 7 - Long-term Debt, Net of Deferred Financing Costs for additional information.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Revenue Recognition
Rental revenue
For those net leases that provide for periodic and determinable increases in base rent, base rental revenue is recognized on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a deferred rent receivable. Lease incentives paid to tenants to induce leases are deferred and amortized over the related lease term as an adjustment to rental revenue. Taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental revenue in our consolidated statements of income and comprehensive income.
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
Income Taxes
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we are subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.

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
U.S. GAAP requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than 50 percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We include within our current tax provision the balance of unrecognized tax benefits related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations.
See Note 9 - Income Taxes for additional information.
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
See Note 10 - Stockholders’ Equity for additional information.
Stock-Based Compensation
The Company’s stock-based compensation plan provides for the grant of restricted stock awards (“RSAs”), deferred stock units (“DSUs”), performance-based awards including performance stock units (“PSUs”), dividend equivalents (“DEUs”), restricted stock units (“RSUs”), and other types of awards to eligible participants. DEUs are earned during the vesting period and received upon vesting of award. Upon forfeiture of an award, DEUs earned during the vesting period are also forfeited. We classify stock-based payment awards either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight-line basis over their vesting periods, which range between one and three years, less forfeitures. No compensation cost is recognized for awards for which employees do not render the requisite services.
Effective January 1, 2017, the Company adopted ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends how companies account for certain aspects of

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

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
See Note 11 - Stock-based Compensation for additional information.
Fair Value of Financial Instruments
We use a fair value approach to value certain assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities;

•	Level 2 - Inputs other than level 1 inputs that are either directly or indirectly observable; and

•	Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
Application of New Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 for one year. The standard is now effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. We will adopt ASU 2014-09 on January 1, 2018, using the modified retrospective method. Through the evaluation and implementation process, we have determined the key revenue stream impacted by ASU 2014-09 is gain on disposition of real estate reported on the consolidated statements of income and comprehensive income. We currently recognize revenue at the time of closing (i.e., transfer of asset). Upon adoption of ASU 2014-09, we will need to evaluate any separate contracts or performance obligations to determine proper timing of revenue recognition, as well as, transaction price allocation. We do not expect adoption of this guidance to have a material impact on our consolidated and combined financial statements or related disclosures.
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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The Company has assessed ASU 2016-18 and does not expect a material impact on its accounting and disclosures as it currently classifies restricted escrow deposits for pending 1031 tax-deferred exchanges as cash flows from investing activities and will include with cash and cash equivalents when reconciling beginning and end-of-period cash amounts in future fiscal years and interim reporting periods.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this ASU provide guidance on which changes to the terms or conditions of a share-based payment award require the application of modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, and should be applied prospectively to an award modified on or after the adoption date. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.
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
[Open for other guidance]
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden is the tenant of approximately 88% of the properties we own. As our revenues predominately consist of rental payments from Darden, we are dependent on Darden for substantially all of our leasing revenues. The audited financial statements for Darden can be found in the Investor Relations section at www.darden.com.
We also are subject to concentration risk in terms of restaurant brands that occupy our properties. Based on our year-ending portfolio of 515 locations, Olive Garden brand restaurants comprise approximately 57% of the properties and approximately 66% of the revenues received. Our properties are located in 44 states with concentrations of 10% or greater in two states, Florida (11%) and Texas (11%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2017, our exposure to risk related to our derivative instruments totaled $5 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash and the $250 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – RELATED PARTY TRANSACTIONS
Allocation of Darden Corporate Expenses to the Predecessor
Prior to the Spin-Off, we were managed in the normal course of business by Darden and its subsidiaries. For part of 2015, all direct costs incurred in connection with our operations for which specific identification was practical have been included in the stand-alone combined financial statements. Additionally, certain shared costs and certain support functions have been allocated to us and reflected as expenses in the stand-alone consolidated and combined financial statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical Darden expenses allocable to the predecessor entity for purposes of the stand-alone financial statements; however, the expenses reflected in the consolidated and combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate, stand-alone entity. Management does not believe, however, that it is practicable to estimate what these expenses would have been had we operated as a separate, stand-alone entity, including any expenses associated with obtaining any of these services from unaffiliated entities. Actual costs that would have been incurred had we been a stand-alone entity would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. In addition, the expenses reflected in the combined financial statements may not be indicative of expenses that will be incurred by us in the future.
The costs allocated to us were made on the basis of operating weeks, net sales or other relevant measures. Corporate expense allocations primarily relate to centralized corporate functions, including advertising, finance, accounting, treasury, tax, legal, internal audit, human resources, facilities, risk management functions, employee benefits and stock-based compensation (except for specifically identified stock-based compensation benefits discussed in Note 9 - Stock-Based Compensation). In addition, corporate expenses include, among other costs, maintenance of existing software, technology and websites, development of new or improved software technology, professional fees for legal, accounting, and financial services, non-income taxes and expenses related to litigation, investigations, or similar matters. Corporate expenses allocated to us were $0.9 million for the year ended December 31, 2015 have been included within restaurant expenses in our combined statements of comprehensive income. All of the corporate allocations of costs are deemed to have been incurred and settled through parent company equity in the period where the costs were recorded. Following the Spin-Off, we have performed these functions using our own resources or purchased services. For an interim period, however, some of these functions continued to be provided by Darden under transition services agreements. During 2015, Darden earned $110 thousand under the transition services agreements.
Subsequent to the Spin-Off on November 9, 2015, Darden is no longer a related party.
NOTE 5 – REAL ESTATE INVESTMENTS, NET
Real Estate Investments
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business is summarized as follows:

	December 31,
(In thousands)	2017	2016
Land	$449,331	$421,941
Buildings and improvements	977,783	916,444
Equipment	137,841	139,180
Total gross real estate investments	1,564,955	1,477,565
Less: accumulated depreciation	(598,846)	(583,307)
Total Real Estate Investments, Net	$966,109	$894,258
Operating Leases
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table does not include the extension periods as they are not bargain options.

December 31,
(In thousands)	2017
2018	$108,288
2019	109,874
2020	111,429
2021	112,911
2022	114,713
Thereafter	994,836
Total Future Minimum Rentals	$1,552,051

NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEET
Other Assets
The components of Other Assets were as follows:

	December 31,
(In thousands)	2017	2016
Intangible lease assets, net	$3,874	$1,772
Prepaid acquisition costs	1,385	717
Escrow deposits	4,905	—
Prepaid assets	616	614
Inventories	186	202
Accounts receivable	383	162
Other	608	352
Total Other Assets	$11,957	$3,819
Lease Intangibles, Net
The following table details lease intangible assets, net of accumulated amortization, which are included in Other Assets on our consolidated balance sheets:

	December 31,
(In thousands)	2017	2016
In-place leases	$4,209	$1,809
Less: accumulated amortization	(335)	(37)
Intangible Lease Assets, Net	$3,874	$1,772
The value of in-place leases amortized and included in depreciation and amortization expense was $298 thousand and $37 thousand for the years ended December 31, 2017 and December 31, 2016, respectively. There were no above or below market intangible assets or liabilities at December 31, 2017 or 2016.
During the year ended December 31, 2017, we recorded a full impairment expense of $228 thousand on an in-place lease intangible due to the bankruptcy and court ordered termination of our lease by one tenant.

Based on the balance of intangible assets at December 31, 2017, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows:

(In thousands)	December 31, 2017
2018	$307
2019	307
2020	301
2021	279
2022	272
Thereafter	2,408
Total Future Amortization Expense	$3,874
Other Liabilities
The components of Other Liabilities were as follows:

	December 31,
(In thousands)	2017	2016
Accrued compensation	$1,543	$1,296
Accrued interest expense	1,290	1,134
Accrued operating expenses	488	759
Accounts payable	1,055	726
Deferred rent	663	634
Other	667	901
Total Other Liabilities	$5,706	$5,450

NOTE 7 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At December 31, 2017, our long-term debt consisted of (1) a $400 million, non-amortizing term loan and (2) $125 million of senior, unsecured, fixed rate notes. At December 31, 2016, our notes payable consisted of (1) a $400 million, non-amortizing term loan and (2) $45 million in outstanding borrowings under the revolving credit facility, which was paid off in June 2017 from the proceeds of the Notes.
At December 31, 2017 and 2016, the net unamortized deferred financing costs were approximately $9.5 million and $6.1 million, respectively. The weighted average interest rate on the term loan before consideration of the interest rate hedges described below was 2.79% and 2.36% at December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017, 2016 and 2015, amortization of deferred financing costs was $2.1 million, $1.6 million, and $265 thousand, respectively. Amortization in the year ended December 31, 2017, includes a one-time charge of $424 thousand for deferred financing costs expensed as a result of the execution of the amended and restated Loan Agreement on October 2, 2017.
At December 31, 2017, there was no balance outstanding under the revolving credit facility. At December 31, 2016, there was $45 million of outstanding borrowings under the revolving credit facility, with a weighted average interest rate of 2.46%. There were no outstanding letters of credit at December 31, 2017 or 2016. The company was in compliance with all debt covenants at December 31, 2017 and 2016.
Loan Agreement
On October 2, 2017, the Company and FCPT OP (the “Borrower”), entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), and the lenders (the “Lenders”) and other agents party thereto, which amends and restates in its entirety an existing Revolving Credit and Term Loan Agreement dated as of November 9, 2015 by and among the Company, the Borrower, the Agent, the Lenders and the other agents party thereto.
The Loan Agreement provides for borrowings of up to $650 million and consists of (1) a revolving credit facility in an aggregate principal amount of $250 million and (2) a term loan facility in an aggregate principal amount of $400 million. The Loan Agreement is a syndicated credit facility that contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $250 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount.
Loans under the Loan Agreement accrue interest at a per annum rate equal to, at the Borrower’s election, either a LIBOR rate plus a margin of 0.85% to 2.15%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 0.00% to 1.15%. In each case, the margin is determined according to, at the Borrower’s election, either (1) the Company’s total leverage ratio in effect from time to time, or (2) at any time after the Company has received an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services on its senior, unsecured, long-term indebtedness, the credit rating applicable from time to time with respect to such indebtedness. In the event that all or a portion of the principal amount of any loan borrowed pursuant to the Loan Agreement is not paid when due, interest will accrue at the rate that would otherwise be applicable thereto plus 2.00%. So long as the Company continues to determine pricing according to its total leverage ratio, an unused commitment fee at a rate of 0.30% or 0.20%, per annum, depending on the amount of revolving facility utilization, applies to unutilized revolving borrowing capacity under the Loan Agreement. After the Company elects to determine pricing based on the credit rating applicable to its senior, unsecured, long-term indebtedness, a facility fee at a rate of 0.125% to 0.30%, per annum, depending on the credit rating applicable from time to time with respect to such indebtedness, applies to the total revolving commitments outstanding.
Amounts owed under the Loan Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a LIBOR rate election is in effect. The revolving credit facility matures on November 9, 2021, and the term loan facility matures on November 9, 2022. No amortization payments are required on the term loan prior to the maturity date. The Borrower has the option to extend the maturity date of the revolving credit facility for up to one year, subject to the payment of an extension fee of 0.075% on the aggregate amount of the then-outstanding revolving commitments for each of two six-month extensions.
The obligations under the Loan Agreement are unsecured. Pursuant to an amended and restated parent guaranty entered into on October 2, 2017, which amends and restates in its entirety a parent guaranty dated August 2, 2016, the obligations under the Loan Agreement are guaranteed, on a joint and several basis, by the Company and its subsidiary, FCPT GP, LLC.
The Loan Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, contain obligations to maintain REIT status, and restrict, subject to certain exceptions, incurrence of debt, incurrence of secured debt, the ability of the Borrower and the guarantors to enter into mergers, consolidations, sales of assets and similar transactions, limitations on distributions and other restricted payments, and limitations on transactions with affiliates. In addition, the Borrower will be subject to the following financial covenants: (1) Total Indebtedness to Consolidated Capitalization Value (each as defined in the Loan Agreement) not to exceed 60%, (2) mortgage-secured leverage ratio not to exceed 40%, (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value, (4) minimum fixed charge coverage ratio of 1.50 to 1.00, (5) minimum consolidated tangible net worth, (6) maximum unencumbered leverage ratio not to exceed 60% and (7) minimum unencumbered interest coverage ratio not less than 1.75 to 1.00.
The Loan Agreement contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default will limit the ability of the Company and the Borrower to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.
We reviewed the term loan and revolving debt arrangements by lender and completed an analysis in accordance with GAAP to determine if the debt restructuring qualified as a modification or extinguishment. We concluded that for the term loan debt modification accounting should be applied as the cash flows under the terms of the amended Loan Agreement are not substantially different than the terms of the original agreement. This resulted in the capitalization of $2.2 million in new lender fees, which will be amortized over the life of the new loans; $70 thousand in third-party fees were recorded to general and administrative expense. For those loans with decreases in principal, $424 thousand of unamortized deferred financing costs was written off and recorded as interest expense. We also concluded that for the revolving debt arrangement, debt modification accounting should be applied as borrowing capacity as defined by GAAP, increased under the Loan Agreement as compared to the original agreement. New lender fees and third-party costs of $1.4 million were capitalized. The remaining $4.5 million of original unamortized deferred financing costs will be amortized over the life of the new loans.
Note Purchase Agreement
On June 7, 2017, FCPT OP issued $125 million of senior, unsecured, fixed rate notes (the “Notes”) in a private placement pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”). The Notes consist of $50 million of notes with a term ending in June 2024 and priced at a fixed interest rate of 4.68%, and $75 million of notes with a term ending in June 2027 and priced at a fixed interest rate of 4.93%, resulting in a weighted average maturity of 8.8 years as of June 7, 2017 and a weighted average fixed interest rate of 4.83%.
Under the terms of the Note Purchase Agreement, the Notes have the same guarantors as the Loan Agreement. The Note Purchase Agreement contains customary financial covenants, including a total leverage ratio, a mortgage-secured leverage ratio, a secured recourse leverage ratio, a fixed charge coverage ratio, a minimum net worth requirement, an unencumbered leverage ratio and an unencumbered interest coverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the Loan Agreement. In addition, the Note Purchase Agreement includes provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the Loan Agreement.
The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations.
The Company used a portion of the net proceeds from the offering to reduce amounts outstanding under its unsecured credit facility, and used the remaining proceeds to fund future acquisitions and for general corporate purposes.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Pursuant to an International Swaps and Derivatives Association Master Agreement with J.P. Morgan Chase Bank, N.A., we have entered into interest rate swaps to hedge the variability associated with the Loan Agreement. On November 9, 2015, we entered into two interest rate swaps with aggregate notional values totaling $400 million. One swap has a fixed notional value of $200 million that matures on November 9, 2018, where the fixed rate paid by FCPT OP is 1.16% and the variable rate received resets monthly to the one month LIBOR rate. The second swap has a fixed notional value of $200 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is 1.56% and the variable rate received resets monthly to the one month LIBOR rate. These swaps, which are effective as of December 31, 2017, fix our gross interest expense at 2.71%. On July 12, 2017, we entered into a third swap with a fixed notional value of $100 million with an effective date of November 9, 2018, and a maturity date of November 9, 2021, and where the fixed rate paid by FCPT OP is 1.96% and the variable rate received resets monthly to the one month LIBOR rate. On July 12, 2017, we entered into another swap with a fixed notional value of $100 million with an effective date of November 9, 2020, and a maturity date of November 9, 2023, and where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one month LIBOR rate. On August 29, 2017, we entered into a two-year swap with a fixed notional value of $100 million for its first twelve months and $200 million for its second twelve months with an effective date of November 9, 2020 and a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one month LIBOR rate. These hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and are not for trading purposes.
As of December 31, 2017, our variable-rate debt of $400 million is fully hedged by swaps with notional values totaling $400 million through November 9, 2018. From November 9, 2018 through the loan maturity date of the variable-rate debt, November 9, 2022, there are swaps in place hedging 75% of the variable-rate debt, with notional amounts totaling $300 million.
For the years ended December 31, 2017, 2016, and 2015, we recorded approximately $54 thousand, $792 thousand, and $3 thousand of income, respectively, related to hedge ineffectiveness in earnings. The hedge ineffectiveness is attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2018 an additional $1.2 million will be reclassified to earnings as a decrease to interest expense.
As of December 31, 2017, we had the following outstanding effective interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Product	Number of Instruments	Current Notional
Interest Rate Swaps	2	$400,000,000
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the years ended December 31, 2017 and 2016, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheet
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2017 and 2016.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at December 31,		Balance Sheet Location	Fair Value at December 31,
(Dollars in thousands)		2017	2016		2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$4,997	$837	Derivative liabilities	$8	$—
Total		$4,997	$837		$8	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the years ending December 31, 2017, 2016, and 2015.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
Interest rate swaps
Year Ended December 31, 2017	$2,942	Interest expense	$(1,355)	Interest expense	$54
Year Ended December 31, 2016	(3,226)	Interest expense	(3,765)	Interest expense	792
Year Ended December 31, 2015	(938)	Interest expense	(622)	Interest expense	3
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2017 and 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2017	$4,997	$—	$4,997	$(8)	$—	$4,989
December 31, 2016	837	—	837	—	—	837

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2017	$8	$—	$8	$(8)	$—	$—
December 31, 2016	—	—	—	—	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At December 31, 2017 and 2016, the fair value of derivatives in a net asset position related to these agreements was approximately $5.0 million and $837 thousand, respectively. As of December 31, 2017, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at December 31, 2017, we would have received the termination value of approximately $5.0 million.
NOTE 9 – INCOME TAXES
Our operating results prior to November 9, 2015 were included in Darden’s consolidated U.S. federal and one state income tax return. For purposes of the consolidated financial statements, income tax expense and benefit, and deferred tax balances have been recorded as if we filed tax returns on a stand-alone basis separate from Darden. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and a stand-alone enterprise for the periods presented. Income taxes currently receivable are deemed to have been remitted to Darden, in cash, in the period the receivable arose had we been a separate taxpayer. During the year ended December 31, 2015, $35 thousand of income taxes receivable and $1.7 million of income taxes payable was settled through parent company equity.
The income tax (expense) benefit was composed as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$—	$29	$1,502
Current state and local	178	317	247
Total current	178	346	1,749
Deferred:
Federal deferred	(196)	(74,876)	1,133
State deferred	—	(5,817)	62
Total deferred	(196)	(80,693)	1,195
Total Income Tax (Benefit) Expense	$(18)	$(80,347)	$2,944

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
U.S. statutory rate	34.0%	35.0%	34.0%
Current benefit or REIT election (1)	(34.1)	(140.4)	—
State and local income taxes, net of federal tax benefits	0.1	0.5	2.6
Benefit of federal income tax credits	(0.5)	(0.1)	(0.3)
Valuation allowance	0.4	—	(0.6)
Permanent differences	0.1	—	0.2
Effective Income Tax Rate	—%	(105.0)%	35.9%
(1)    The portion of the current benefit attributable to the REIT election in 2016 was 105.4%.
In December 2017, the Tax Cuts and Jobs Act lowered the federal income tax rate to 21% effective for taxable years after December 31, 2017. Due to FCPT’s REIT status, we do not anticipate a significant impact to our reported results resulting from this change.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2017. Changes in estimates of deferred tax asset realizability are included in "Income tax benefit (expense)" in the consolidated and combined statements of income.
The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2017	2016	2015
Compensation and employee benefits	$30	$67	$200
Charitable contribution and credit carryforwards	366	—	—
Net operating losses	26
Lease payable	137	205	—
UNICAP	13	20	8
Gross deferred tax assets	572	292	208
Prepaid expenses	(23)	—	(252)
Straight-line rent	—	—	(549)
Buildings and equipment (1)	(273)	(488)	(80,288)
Gross deferred tax liabilities	(296)	(488)	(81,089)
Valuation allowance	(276)	—	—
Net Deferred Tax Liabilities	$—	$(196)	$(80,881)
(1)    These buildings and equipment in 2017 and 2016 relate to the Kerrow Restaurant Operating Business.

NOTE 10 – EQUITY
Preferred Stock
At December 31, 2017, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at December 31, 2017 or December 31, 2016.
Common Stock
At December 31, 2017 the Company was authorized to issue 500,000,000 shares of $0.0001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. As of December 31, 2017, there were 61,329,489 shares of the Company's common stock issued and outstanding.
In March 2017, we declared a cash dividend of $0.2425 per share, which was paid in April 2017 to stockholders of record as of March 31, 2017. In June 2017, we declared a dividend of $0.2425 per share, which was paid in July 2017 to common stockholders of record as of June 30, 2017. In September 2017, we declared a dividend of $0.2425 per share, which was paid in October 2017 to common stockholders of record as of September 29, 2017. In December 2017, we declared a dividend of $0.275 per share, which was paid in January 2018 to common stockholders of record as of December 29, 2017.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company entered into an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the New York Stock Exchange through broker-dealers. During the year ended December 31, 2016, we sold 32,513 shares under the ATM program at a weighted-average selling price of $20.01 per share, for net proceeds of approximately $641 thousand (after issuance costs). During the year ended December 31, 2017, we sold 1,347,010 shares under the ATM program at a weighted-average selling price of $24.35 per share, for net proceeds of approximately $32.2 million (after issuance costs). At December 31, 2017, there was $116.5 million available for issuance under the ATM program.
Noncontrolling Interest
At December 31, 2017, there were 409,320 FCPT OP units (“OP units”) outstanding held by third parties. During the year ended December 31, 2017, FCPT OP issued 174,576 OP units as partial consideration for the acquisition of four properties and redeemed 40,000 OP units for cash consideration of $988 thousand at a preceding 10-day share price average of $24.71 to an unaffiliated limited partner. Generally, OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $10.6 million and $5.5 million as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, FCPT is the owner of approximately 99.3% of FCPT’s OP units. The remaining 0.7%, or 409,320, of FCPT’s OP units are held by unaffiliated limited partners. For the year ended December 31, 2017, FCPT OP distributed $461 thousand to limited partners.

Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the years ended December 31, 2017, 2016, and 2015.

	December 31,
(In thousands except share and per share data)	2017	2016	2015
Average common shares outstanding – basic	60,627,423	56,984,561	6,206,375
Effect of dilutive stock based compensation	68,411	16,003	57,546
Net effect of shares issued with respect to E&P dividend	—	2,567,503	—
Average common shares outstanding – diluted	60,695,834	59,568,067	6,263,921
Net income	$71,892	$156,850	$5,699
Basic net earnings per share	$1.18	$2.75	$0.92
Diluted net earnings per share	$1.18	$2.63	$0.91
For the years ended December 31, 2017 and 2016, the number of outstanding equity awards that were anti-dilutive totaled 320,332 and 149,943, respectively. There were no anti-dilutive shares for the year ended December 31, 2015. Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the year ended December 31, 2017 and 2016 totaled 318,422 and 39,785, respectively.
Spin-Off
On November 9, 2015, in connection with the separation and spin-off of FCPT from Darden, Darden contributed to us 100% of the equity interest in entities that held 418 properties in which Darden operates restaurants, representing five of their brands, and six LongHorn Steakhouse restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) and the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden 42,741,995 shares of our common stock, par value $0.0001 per share and paid to Darden $315.0 million in cash, which we funded from the proceeds of our term loan borrowings under the Loan Agreement. Subsequently, Darden distributed the 42,741,995 shares of our common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of FCPT common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U.S. federal income tax purposes, except for cash paid in lieu of fractional shares.
Darden obtained a private letter ruling from the IRS regarding the tax-free treatment of the Spin-Off. To preserve that tax-free treatment to Darden, for the two year period following the Spin-Off, we were prohibited, except in specific circumstances, from taking certain actions, including: (1) entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, or (3) repurchasing our common stock. In addition, we were prohibited from taking or failing to take any other action that prevents the Spin-Off and related transactions from being tax-free.
NOTE 11 – STOCK-BASED COMPENSATION
On October 20, 2015, the Board of Directors of FCPT adopted, and FCPT’s sole shareholder, Rare Hospitality International, Inc., approved, the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards of nonqualified stock options, stock appreciation rights, RSAs, RSUs, DSUs, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards (each, an “Award” and collectively, the “Awards”) to eligible participants. Subject to adjustment, the maximum number of shares of stock reserved for issuance under the Plan is equal to 2,100,000 shares.

At December 31, 2017, 1,781,554 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $3.88 million at December 31, 2017 as shown in the following table.
Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Units	Total
Unrecognized compensation cost at January 1, 2017	$977	$625	$1,402	$3,004
Equity grants	242	1,044	2,264	3,550
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(695)	(617)	(1,364)	(2,676)
Unrecognized Compensation Cost at December 31, 2017	$524	$1,052	$2,302	$3,878
At December 31, 2017, the weighted average amortization period remaining for all of our equity awards was 1.5 years.
Restricted Stock Units
RSUs are granted at a value equal to the five-day average closing market price of our common stock on the date of grant and are settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.
The following table summarizes the activities related to RSUs for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017		2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	65,207	$22.64	57,546	$23.40	—	$—
Units granted	9,379	25.78	14,285	19.95	57,546	23.40
Units vested	(9,603)	20.96	(6,624)	23.40	—	—
Units forfeited	—	—	—	—	—	—
Outstanding at End of Period	64,983	$23.34	65,207	$22.64	57,546	$23.40
Expenses related to RSUs were $695 thousand, $674 thousand, and $16 thousand for the years ended December 31, 2017 2016, and 2015, respectively. Remaining unrecognized compensation cost related to RSU will be recognized over a weighted average period of less than two years. Restrictions on shares of restricted stock outstanding lapse through 2018. The Company expects all RSUs to vest.

Restricted Stock Awards
The following table summarizes the activities related to RSAs for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	53,280	$16.55	—	$—
Units granted	48,378	21.58	53,589	16.55
Units vested	(19,749)	16.55	—	—
Units forfeited	—	—	(309)	16.17
Outstanding at End of Period	81,909	$19.40	53,280	$16.55
Expenses related to RSAs were $617 thousand and $257 thousand for the years ended December 31, 2017 and 2016, respectively. The remaining unrecognized compensation cost will be recognized over a weighted average period of less than three years. Restrictions on shares of RSAs outstanding lapse through 2020. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
During the years ended December 31, 2017 and 2016, there were 63,538 and 72,040 PSUs as well as dividend equivalent rights granted under the Plan, respectively. The performance period of these grants runs from January 1, 2017 through December 31, 2019, and from January 1, 2016 through December 31, 2018, respectively. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model.
During the years ended December 31, 2017 and 2016, PSUs were granted at a weighted average fair value of $35.64 and $28.05 per unit, respectively. During the year ended December 31, 2017, there were no target number of PSUs forfeited due to employee departures. The Company expects all PSUs to vest.
The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over three years from the grant date. For the 2017 PSU grant, the Company used an implied volatility assumption of 19.9% (based on historical volatility), risk free rates of 1.52% and 1.67% (the one-year Treasury rates on the grant dates), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs). For the 2016 PSU grant, the Company used an implied volatility assumption of 19.3% (based on historical volatility), risk free rates of 0.54% and 0.91% (the one-year and three-year Treasury rates on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs).
Expenses related to PSUs were $1.4 million and $0.7 million for the year ended December 31, 2017 and 2016, respectively.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$4,997	$—	$4,997
Total	$—	$4,997	$—	$4,997

Liabilities
Derivative liabilities	$—	$8	$—	$8
Total	$—	$8	$—	$8

December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$837	$—	$837
Total	$—	$837	$—	$837
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
The fair values of interest rate options will be determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2017 were classified as Level 2 of the fair value hierarchy.

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

December 31, 2017
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan, excluding deferred financing costs	$400,000	$406,637
Senior fixed note due June 2024, excluding deferred financing costs	50,000	50,043
Senior fixed note due June 2027, excluding deferred financing costs	75,000	75,184

December 31, 2016
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan, excluding deferred financing costs	$445,000	$445,309
The fair value of the Notes payable (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Rentals
The annual future lease commitments under non-cancelable operating leases for each of the five years subsequent to December 31, 2017 and thereafter is as follows:

(In thousands)	December 31, 2017
2018	$518
2019	407
2020	246
2021	90
2022	—
Thereafter	—
Total Future Lease Commitments	$1,261
Rent expense on ground leases, under which our Kerrow subsidiary is lessee to third-party owners, was $448 thousand, $466 thousand, and $441 thousand for the years ended December 31, 2017, 2016, and 2015, respectively. Rent expense at FCPT was $160 thousand, $154 thousand, and $18 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.
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
NOTE 14 – SEGMENTS

During 2017 and 2016, we operated in two segments: real estate operations and restaurant operations. Prior to the Spin-Off transaction on November 9, 2015, we operated in one segment, restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the years ended December 31, 2017 and 2016.
For the Year Ended December 31, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$113,937	$—	$—	$113,937
Intercompany rental revenue	395	—	(395)	—
Restaurant revenues	—	19,272	—	19,272
Total revenues	114,332	19,272	(395)	133,209
Operating expenses:
General and administrative	12,259	—	—	12,259
Depreciation and amortization	21,237	574	—	21,811
Restaurant expenses	—	19,047	(395)	18,652
Interest expense	19,469	—	—	19,469
Total operating expenses	52,965	19,621	(395)	72,191
Other income	324	—	—	324
Realized gain on sale, net	10,532	—	—	10,532
Income before income tax	72,223	(349)	—	71,874
Income tax (expense) benefit	(77)	95	—	18
Net income	72,146	(254)	—	71,892
Net income attributable to noncontrolling interest	(498)	—	—	(498)
Net Income Available to Common Shareholders	$71,648	$(254)	$—	$71,394

For the Year Ended December 31, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$105,624	$—	$—	$105,624
Intercompany rental revenue	389	—	(389)	—
Restaurant revenues	—	18,394	—	18,394
Total revenues	106,013	18,394	(389)	124,018
Operating expenses:
General and administrative	10,977	—	—	10,977
Depreciation and amortization	19,933	644	—	20,577
Restaurant expenses	—	18,242	(389)	17,853
Interest expense	14,828	—	—	14,828
Total operating expenses	45,738	18,886	(389)	64,235
Other income	97	—	—	97
Realized gain on sale, net	16,623	—	—	16,623
Income before income tax	76,995	(492)	—	76,503
Income tax (expense) benefit	80,409	(62)	—	80,347
Net income	157,404	(554)	—	156,850
Net income attributable to noncontrolling interest	(41)	—	—	(41)
Net Income Available to Common Shareholders	$157,363	$(554)	$—	$156,809

For the Year Ended December 31, 2015

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$15,134	$—	$—	$15,134
Intercompany rental revenue	65	—	(65)	—
Restaurant revenues	—	18,322	—	18,322
Total revenues	15,199	18,322	(65)	33,456
Operating expenses:
General and administrative	1,856	—	—	1,856
Depreciation and amortization	2,953	805	—	3,758
Restaurant expenses	—	17,061	(65)	16,996
Interest expense	2,203	—	—	2,203
Total operating expenses	7,012	17,866	(65)	24,813
Other income	—	—	—	—
Realized gain on sale, net	—	—	—	—
Income before income taxes	8,187	456	—	8,643
Income tax (expense) benefit	(2,942)	(2)	—	(2,944)
Net Income	$5,245	$454	$—	$5,699

The following table presents supplemental information by segment at December 31, 2017 and 2016.
December 31, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,548,259	$16,696	$1,564,955
Accumulated depreciation	(592,293)	(6,553)	(598,846)
Total real estate investments, net	955,966	10,143	966,109
Cash and cash equivalents	63,229	1,237	64,466
Total assets	1,056,500	12,159	1,068,659
Long-term debt, net of deferred financing costs	515,539	—	515,539
Deferred tax liability	—	—	—
December 31, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,460,967	$16,598	$1,477,565
Accumulated depreciation	(577,392)	(5,915)	(583,307)
Total real estate investments, net	883,575	10,683	894,258
Cash and cash equivalents	24,412	2,231	26,643
Total assets	923,747	13,404	937,151
Long-term debt, net of deferred financing costs	438,895	—	438,895
Deferred tax liability	—	196	196

NOTE 15 – SUBSEQUENT EVENTS
In the first quarter through February 23, 2018, the Company invested $20.3 million in acquisitions of twelve restaurant properties located in four states. These properties are 100% occupied under net leases with a weighted average lease term of 9.5 years. The Company funded the acquisitions with cash on hand and 1031 like-kind exchange proceeds. The Company anticipates accounting for these acquisitions as asset acquisitions in accordance with GAAP. There were no material contingent liabilities associated with these transactions at December 31, 2017.

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)	January 1, 2017 - March 31, 2017	April 1, 2017 - June 30, 2017	July 1, 2017 - September 30, 2017	October 1, 2017 - December 31, 2017
Revenues:
Rental	$27,764	$28,327	$28,835	$29,011
Restaurant	4,943	4,826	4,676	4,827
Total revenues	32,707	33,153	33,511	33,838
Operating expenses:
General and administrative	2,863	3,459	2,899	3,044
Depreciation and amortization	5,409	5,426	5,425	5,557
Restaurant expense	4,668	4,583	4,571	4,829
Interest expense	4,094	4,508	5,463	5,403
Total expenses	17,034	17,976	18,358	18,833
Other income	5	34	172	113
Realized gain on sale, net	—	3,291	4,042	3,198
Income Before Income Taxes	$15,678	$18,502	$19,367	$18,316
Earnings per share (1):
Basic	$0.26	$0.30	$0.31	$0.30
Diluted	0.26	0.30	0.31	0.30
Distributions declared per share	$0.2425	$0.2425	$0.2425	$0.2750

(In thousands, except per share amounts)	January 1, 2016 - March 31, 2016	April 1, 2016 - June 30, 2016	July 1, 2016 - September 30, 2016	October 1, 2016 - December 31, 2016
Revenues:
Rental	$26,192	$26,192	$26,363	$26,877
Restaurant	4,859	4,701	4,443	4,391
Total revenues	31,051	30,893	30,806	31,268
Operating expenses:
General and administrative	3,317	2,508	2,608	2,545
Depreciation and amortization	5,187	5,101	5,059	5,230
Restaurant expense	4,698	4,593	4,308	4,254
Interest expense	4,182	3,858	3,549	3,239
Total expenses	17,384	16,060	15,524	15,268
Other income	60	18	10	9
Realized gain on sale, net	—	—		16,623
Income Before Income Taxes	$13,727	$14,851	$15,292	$32,632
Earnings per share:
Basic	$1.95	$0.25	$0.25	$0.54
Diluted	1.61	0.25	0.25	0.54
Distributions declared per share	$0.2425	$0.2425	$0.2425	$0.2425

(In thousands, except per share amounts)	January 1, 2015 - March 31, 2015	April 1, 2015 - June 30, 2015	July 1, 2015 - September 30, 2015	October 1, 2015 - December 31, 2015
Revenues:
Rental	$—	$—	$—	$15,134
Restaurant	4,890	4,624	4,413	4,395
Total revenues	4,890	4,624	4,413	19,529
Operating expenses:
General and administrative	—	—	—	1,856
Depreciation and amortization	212	185	208	3,153
Restaurant expense	4,513	4,335	4,088	4,060
Interest expense	—	—	—	2,203
Total expenses	4,725	4,520	4,296	11,272
Income Before Income Taxes	$165	$104	$117	$8,257
Earnings per share:
Basic	NA	NA	NA	$0.85
Diluted	NA	NA	NA	0.84
Distributions declared per share	NA	NA	NA	NA
NA – not applicable

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Kissimmee, FL	$400	$710	$2	$—	$1,803	$615	$400	$2,513	$617	$3,530	$2,378	1985	8/5/1985	2 - 42
OG	Greenwood, IN	400	749	1	—	1,883	625	400	2,632	626	3,658	2,154	1985	7/15/1985	2 - 49
OG	Indianapolis, IN	333	755	15	—	1,839	541	333	2,594	556	3,483	1,960	1985	7/15/1985	2 - 49
OG	Las Vegas, NV	597	557	12	—	1,108	316	597	1,665	328	2,590	1,695	1986	3/31/1986	2 - 42
OG	Ocala, FL	470	416	11	—	2,112	383	470	2,528	394	3,392	1,976	1986	7/14/1986	2 - 48
OG	Huntsville, AL	317	719	1	—	1,092	338	317	1,811	339	2,467	1,670	1986	3/3/1986	2 - 36
OG	Granger, IN	220	650	15	—	1,309	348	220	1,959	363	2,542	1,985	1986	9/8/1986	2 - 42
OG	Toledo, OH	275	343	6	—	1,146	244	275	1,489	250	2,014	1,536	1986	9/15/1986	2 - 35
OG	Bradenton, FL	207	837	4	—	1,779	602	207	2,616	606	3,429	2,113	1986	11/3/1986	2 - 48
OG	Clearwater, FL	717	593	17	—	1,521	446	717	2,114	463	3,294	1,881	1986	12/2/1986	2 - 47
OG	Mesquite, TX	721	772	10	238	1,650	435	959	2,422	445	3,826	2,064	1987	7/20/1987	2 - 46
OG	North Richland Hills, TX	468	1,187	19	—	1,414	342	468	2,601	361	3,430	2,380	1986	12/15/1986	2 - 42
OG	Fort Worth, TX	654	626	29	—	1,273	403	654	1,899	432	2,985	1,804	1987	5/25/1987	2 - 46
OG	Indianapolis, IN	526	82	2	—	2,534	406	526	2,616	408	3,550	1,739	1987	7/20/1987	2 - 49
OG	Austin, TX	492	1,183	6	—	1,690	440	492	2,873	446	3,811	2,578	1987	1/12/1987	2 - 46
OG	Morrow, GA	446	813	10	—	1,448	423	446	2,261	433	3,140	2,199	1987	3/23/1987	2 - 42
OG	Fort Myers, FL	289	1,124	14	—	1,786	550	289	2,910	564	3,763	2,366	1987	5/25/1987	2 - 48
OG	Tulsa, OK	702	637	23	—	1,137	291	702	1,774	314	2,790	1,655	1987	6/22/1987	2 - 42
OG	Mobile, AL	698	872	31	—	1,209	479	698	2,081	510	3,289	1,878	1987	5/18/1987	2 - 42
OG	Canton, OH	275	834	8	—	829	426	275	1,663	434	2,372	1,686	1987	9/21/1987	2 - 40
OG	Bakersfield, CA	529	861	54	—	1,294	264	529	2,155	318	3,002	2,027	1987	5/25/1987	2 - 36
OG	Duluth, GA	675	906	18	351	1,247	313	1,026	2,153	331	3,510	2,021	1987	11/2/1987	2 - 42
OG	Middleburg Heights, OH	555	882	18	—	1,285	400	555	2,167	418	3,140	2,104	1988	3/7/1988	2 - 42
OG	Fairview Heights, IL	735	1,162	19	—	1,163	518	735	2,325	537	3,597	2,290	1988	5/9/1988	2 - 35
OG	Orlando, FL	—	894	6	1,585	1,792	614	1,585	2,686	620	4,891	2,570	1988	2/1/1988	2 - 42
OG	Sterling Heights, MI	855	1,158	32	—	984	403	855	2,142	435	3,432	2,210	1988	10/17/1988	2 - 37
OG	Reno, NV	—	639	29	1,215	1,581	560	1,215	2,220	589	4,024	2,335	1988	1/18/1988	2 - 35
OG	Akron, OH	577	1,048	6	—	879	281	577	1,927	287	2,791	1,755	1988	4/4/1988	2 - 40
OG	Grand Rapids, MI	—	959	14	749	753	288	749	1,712	302	2,763	1,725	1988	5/9/1988	2 - 35
OG	Montclair, CA	—	873	44	1,231	736	238	1,231	1,609	282	3,122	1,665	1988	9/5/1988	2 - 40
OG	Knoxville, TN	375	1,397	33	—	700	220	375	2,097	253	2,725	1,996	1988	3/14/1988	2 - 40
OG	Fairfield, OH	325	1,230	15	—	1,303	276	325	2,533	291	3,149	2,272	1988	3/21/1988	2 - 46
OG	Toledo, OH	—	891	38	652	726	201	652	1,617	239	2,508	1,651	1988	5/23/1988	2 - 35

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Lansing, IL	—	814	18	912	1,200	379	912	2,014	397	3,323	1,871	1988	6/20/1988	2 - 42
OG	Bloomington, MN	525	1,779	20	—	1,212	393	525	2,991	413	3,929	2,929	1988	6/28/1988	2 - 41
OG	Vernon Hills, IL	750	1,252	17	—	1,289	474	750	2,541	491	3,782	2,283	1988	10/24/1988	2 - 47
OG	Augusta, GA	402	803	6	—	1,118	470	402	1,921	476	2,799	1,814	1988	7/18/1988	2 - 47
OG	Chattanooga, TN	604	760	19	—	937	405	604	1,697	424	2,725	1,684	1988	6/6/1988	2 - 35
OG	Flint, MI	426	1,089	14	—	882	234	426	1,971	248	2,645	1,863	1988	9/5/1988	2 - 35
OG	Plantation, FL	888	982	27	—	1,189	392	888	2,171	419	3,478	1,929	1989	5/8/1989	2 - 42
OG	Livonia, MI	—	459	25	890	2,624	331	890	3,083	356	4,329	2,883	1988	8/1/1988	2 - 37
OG	Sarasota, FL	1,136	725	24	—	1,427	570	1,136	2,152	594	3,882	1,958	1988	10/10/1988	2 - 48
OG	Saginaw, MI	828	813	22	—	787	340	828	1,600	362	2,790	1,621	1989	7/31/1989	2 - 40
OG	Irving, TX	710	647	33	—	1,603	309	710	2,250	342	3,302	1,921	1988	8/22/1988	2 - 46
OG	Brandon, FL	700	967	24	—	1,566	577	700	2,533	601	3,834	2,164	1989	3/27/1989	2 - 47
OG	Columbus, OH	740	909	38	—	1,057	232	740	1,966	270	2,976	1,769	1988	11/14/1988	2 - 40
OG	North Olmsted, OH	931	1,060	63	—	925	343	931	1,985	406	3,322	1,847	1988	12/5/1988	2 - 40
OG	York, PA	555	931	31	—	1,048	462	555	1,979	493	3,027	1,930	1989	3/6/1989	2 - 42
OG	Oklahoma City, OK	280	1,043	58	—	1,095	371	280	2,138	429	2,847	1,804	1989	1/16/1989	2 - 42
OG	West Des Moines, IA	—	377	24	1,130	2,047	338	1,130	2,424	362	3,916	2,113	1988	12/12/1988	2 - 36
OG	San Antonio, TX	400	783	17	—	1,458	449	400	2,241	466	3,107	2,062	1989	2/13/1989	2 - 41
OG	Kennesaw, GA	754	824	32	—	1,233	390	754	2,057	422	3,233	1,749	1989	5/1/1989	2 - 47
OG	Portage, MI	325	1,290	32	—	892	266	325	2,182	298	2,805	2,020	1989	7/31/1989	2 - 35
OG	West Dundee, IL	828	1,167	32	—	964	325	828	2,131	357	3,316	1,992	1989	8/28/1989	2 - 40
OG	Saint Peters, MO	697	930	134	—	1,034	292	697	1,964	426	3,087	1,844	1989	7/3/1989	2 - 35
OG	San Antonio, TX	—	720	1	677	1,330	395	677	2,050	396	3,123	1,843	1989	5/22/1989	2 - 41
OG	Corpus Christi, TX	—	713	21	880	1,463	553	880	2,176	574	3,630	1,946	1989	7/3/1989	2 - 36
OG	Houston, TX	616	746	40	—	1,228	492	616	1,974	532	3,122	1,832	1989	7/10/1989	2 - 39
OG	Beaumont, TX	608	721	33	—	1,163	375	608	1,884	408	2,900	1,761	1989	8/14/1989	2 - 40
OG	Winter Haven, FL	—	832	49	563	1,673	543	563	2,505	592	3,660	2,212	1989	8/14/1989	2 - 47
OG	Southgate, MI	476	1,138	31	—	1,103	242	476	2,241	273	2,990	2,023	1990	1/22/1990	2 - 37
OG	Champaign, IL	521	1,158	26	—	1,009	343	521	2,167	369	3,057	2,049	1989	10/30/1989	2 - 35
OG	Orlando, FL	787	998	17	—	1,877	431	787	2,875	448	4,110	2,336	1990	1/29/1990	2 - 48
OG	Fort Wayne, IN	700	1,045	23	—	927	320	700	1,972	343	3,015	1,821	1989	12/11/1989	2 - 42
OG	Fargo, ND	313	864	20	—	680	264	313	1,544	284	2,141	1,472	1989	12/11/1989	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	North Little Rock, AR	—	437	94	766	1,623	293	766	2,060	387	3,213	1,902	1989	10/30/1989	2 - 42
OG	Jacksonville, FL	—	755	39	905	1,137	487	905	1,892	526	3,323	1,825	1990	4/30/1990	2 - 42
OG	Las Vegas, NV	1,085	1,191	47	—	967	310	1,085	2,158	357	3,600	2,064	1990	3/26/1990	2 - 42
OG	Victorville, CA	603	985	31	—	888	271	603	1,873	302	2,778	1,647	1990	9/10/1990	2 - 42
OG	Naples, FL	992	677	40	—	1,201	526	992	1,878	566	3,436	1,806	1990	3/26/1990	2 - 40
OG	Rochester, NY	1,104	1,113	61	—	1,102	376	1,104	2,215	437	3,756	2,019	1990	5/14/1990	2 - 36
OG	Chesapeake, VA	506	863	44	—	1,046	344	506	1,909	388	2,803	1,853	1990	3/5/1990	2 - 40
OG	Maplewood, MN	556	1,009	86	—	1,126	250	556	2,135	336	3,027	2,053	1990	4/16/1990	2 - 40
OG	Fayetteville, NC	637	856	56	—	879	461	637	1,735	517	2,889	1,721	1990	2/26/1990	2 - 35
OG	Lynnwood, WA	875	1,132	66	—	855	316	875	1,987	382	3,244	1,834	1990	8/20/1990	2 - 35
OG	Columbia, MO	602	983	53	—	1,070	327	602	2,053	380	3,035	1,867	1990	6/4/1990	2 - 42
OG	Topeka, KS	701	812	18	—	1,658	381	701	2,470	399	3,570	2,089	1990	10/22/1990	2 - 47
OG	Wichita, KS	779	802	80	—	1,022	274	779	1,824	354	2,957	1,716	1990	10/1/1990	2 - 42
OG	Antioch, TN	—	811	61	892	628	241	892	1,439	302	2,633	1,435	1990	10/15/1990	2 - 40
OG	Greenfield, WI	956	802	29	114	1,174	295	1,070	1,976	324	3,370	1,808	1990	8/13/1990	2 - 42
OG	Orange City, FL	551	727	16	—	1,163	479	551	1,890	495	2,936	1,587	1990	10/29/1990	2 - 48
OG	Terre Haute, IN	560	1,128	34	—	872	355	560	2,000	389	2,949	1,863	1990	12/3/1990	2 - 35
OG	Richmond, VA	467	1,363	93	—	966	399	467	2,329	492	3,288	2,205	1990	9/17/1990	2 - 42
OG	Columbia, SC	613	782	35	—	1,055	230	613	1,837	265	2,715	1,638	1990	12/3/1990	2 - 42
OG	Talleyville, DE	737	1,278	95	—	805	377	737	2,083	472	3,292	2,101	1991	4/22/1991	2 - 40
OG	Littleton, CO	750	859	79	—	1,324	359	750	2,183	438	3,371	2,020	1991	1/21/1991	2 - 40
OG	Miami, FL	1,059	879	89	—	1,413	549	1,059	2,292	638	3,989	2,165	1991	1/28/1991	2 - 42
OG	Roseville, MN	754	1,106	90	—	784	178	754	1,890	268	2,912	1,707	1991	3/25/1991	2 - 40
OG	Colorado Springs, CO	—	690	87	571	2,173	415	571	2,863	502	3,936	2,644	1991	1/21/1991	2 - 41
OG	Aurora, CO	803	1,169	14	—	1,368	343	803	2,537	357	3,697	2,172	1991	4/1/1991	2 - 41
OG	Boise, ID	627	839	76	—	858	386	627	1,697	462	2,786	1,653	1991	4/29/1991	2 - 42
OG	Eastpointe, MI	897	1,367	75	—	598	244	897	1,965	319	3,181	1,865	1991	3/25/1991	2 - 40
OG	Parkersburg, WV	454	1,096	60	—	723	323	454	1,819	383	2,656	1,737	1991	2/11/1991	2 - 42
OG	Clovis, CA	489	796	62	—	787	300	489	1,583	362	2,434	1,584	1991	2/18/1991	2 - 42
OG	Dallas, TX	750	776	36	70	1,001	305	820	1,777	341	2,938	1,613	1991	2/25/1991	2 - 41
OG	Houston, TX	723	960	87	—	1,234	498	723	2,194	585	3,502	2,125	1991	5/20/1991	2 - 40
OG	Columbia, MD	1,283	1,199	92	—	1,020	297	1,283	2,219	389	3,891	2,084	1991	11/4/1991	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	McAllen, TX	803	857	76	—	1,160	476	803	2,017	552	3,372	1,770	1991	4/29/1991	2 - 42
OG	Jacksonville, FL	1,124	863	74	—	1,185	438	1,124	2,048	512	3,684	1,844	1991	8/12/1991	2 - 42
OG	Boardman, OH	675	993	48	—	1,208	329	675	2,201	377	3,253	2,065	1991	8/5/1991	2 - 38
OG	San Bernardino, CA	1,393	1,210	83	—	756	301	1,393	1,966	384	3,743	1,881	1992	3/9/1992	2 - 42
OG	West Melbourne, FL	983	953	22	—	1,390	578	983	2,343	600	3,926	2,015	1991	8/19/1991	2 - 47
OG	Houston, TX	627	947	68	—	1,084	435	627	2,031	503	3,161	1,937	1991	11/11/1991	2 - 40
OG	Palmdale, CA	679	1,080	109	—	1,093	315	679	2,173	424	3,276	1,920	1992	8/3/1992	2 - 39
OG	Woodbridge, VA	1,228	1,071	56	—	1,163	444	1,228	2,234	500	3,962	2,060	1992	2/3/1992	2 - 41
OG	Roanoke, VA	607	714	33	—	783	350	607	1,497	383	2,487	1,388	1991	12/9/1991	2 - 42
OG	Provo, UT	702	714	128	—	805	284	702	1,519	412	2,633	1,484	1991	11/11/1991	2 - 40
OG	Omaha, NE	315	1,230	51	—	1,642	341	315	2,872	392	3,579	2,219	1991	10/28/1991	2 - 42
OG	Pittsburgh, PA	1,125	1,170	65	—	1,202	279	1,125	2,372	344	3,841	2,031	1991	12/9/1991	2 - 38
OG	Harrisburg, PA	769	837	108	—	1,117	328	769	1,954	436	3,159	1,808	1991	12/9/1991	2 - 35
OG	Pineville, NC	1,018	972	71	—	950	281	1,018	1,922	352	3,292	1,830	1992	1/27/1992	2 - 42
OG	Palm Desert, CA	607	987	100	—	617	185	607	1,604	285	2,496	1,529	1992	1/27/1992	2 - 40
OG	Elkhart, IN	381	724	145	—	683	281	381	1,407	426	2,214	1,474	1992	2/3/1992	2 - 40
OG	Lafayette, LA	555	751	69	—	997	304	555	1,748	373	2,676	1,653	1992	1/27/1992	2 - 42
OG	Little Rock, AR	335	895	105	—	749	265	335	1,644	370	2,349	1,603	1992	3/9/1992	2 - 40
OG	Cincinnati, OH	842	953	107	—	986	344	842	1,939	451	3,232	1,898	1992	3/16/1992	2 - 38
OG	Myrtle Beach, SC	520	872	51	—	845	386	520	1,717	437	2,674	1,612	1992	3/16/1992	2 - 42
OG	Louisville, KY	492	1,571	76	—	869	254	492	2,440	330	3,262	2,134	1992	6/15/1992	2 - 42
OG	Highlands Ranch, CO	813	980	49	—	1,177	380	813	2,157	429	3,399	1,869	1992	5/11/1992	2 - 41
OG	Novi, MI	866	1,629	31	—	867	296	866	2,496	327	3,689	2,218	1992	5/25/1992	2 - 42
OG	Longview, TX	505	816	90	—	1,133	290	505	1,949	380	2,834	1,652	1993	2/22/1993	2 - 45
OG	Erie, PA	1,078	1,412	91	—	1,129	408	1,078	2,541	499	4,118	2,271	1992	11/2/1992	2 - 42
OG	Greensburg, PA	579	1,272	143	—	1,026	352	579	2,298	495	3,372	1,845	1992	8/31/1992	2 - 40
OG	Roswell, GA	838	897	79	—	764	339	838	1,661	418	2,917	1,633	1992	9/14/1992	2 - 40
OG	Clarksville, TN	302	771	101	—	443	207	302	1,214	308	1,824	1,189	1992	8/3/1992	2 - 38
OG	Green Bay, WI	453	789	97	—	675	260	453	1,464	357	2,274	1,483	1992	9/14/1992	2 - 40
OG	Cincinnati, OH	917	939	62	—	1,041	360	917	1,980	422	3,319	1,795	1992	8/17/1992	2 - 38
OG	Sioux Falls, SD	247	1,325	78	—	917	217	247	2,242	295	2,784	1,930	1992	9/7/1992	2 - 40
OG	Yakima, WA	—	1,296	124	409	568	294	409	1,864	418	2,691	1,925	1993	3/22/1993	2 - 40
OG	Harlingen, TX	453	803	107	—	1,013	426	453	1,816	533	2,802	1,508	1992	10/19/1992	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Chico, CA	984	923	95	—	850	308	984	1,773	403	3,160	1,609	1992	11/9/1992	2 - 40
OG	Las Vegas, NV	1,055	1,005	108	—	849	297	1,055	1,854	405	3,314	1,806	1992	12/14/1992	2 - 42
OG	Laurel, MD	1,241	1,552	121	—	1,403	388	1,241	2,955	509	4,705	2,689	1993	1/25/1993	2 - 42
OG	Arlington, TX	782	766	70	—	795	441	782	1,561	511	2,854	1,561	1993	3/29/1993	2 - 44
OG	Racine, WI	608	1,247	140	—	914	198	608	2,161	338	3,107	1,934	1993	2/1/1993	2 - 40
OG	Mesa, AZ	551	888	97	—	803	274	551	1,691	371	2,613	1,557	1993	4/12/1993	2 - 40
OG	Fort Collins, CO	809	1,105	97	—	1,011	350	809	2,116	447	3,372	2,038	1993	2/8/1993	2 - 41
OG	Raleigh, NC	855	877	76	—	855	318	855	1,732	394	2,981	1,691	1993	3/8/1993	2 - 42
OG	Dover, DE	614	1,055	127	—	656	279	614	1,711	406	2,731	1,602	1993	4/19/1993	2 - 38
OG	Lafayette, IN	455	875	98	—	635	221	455	1,510	319	2,284	1,508	1993	3/22/1993	2 - 40
OG	Addison, TX	1,221	1,746	79	—	1,032	374	1,221	2,778	453	4,452	2,515	1993	4/26/1993	2 - 41
OG	Appleton, WI	424	956	117	—	646	216	424	1,602	333	2,359	1,495	1993	5/17/1993	2 - 40
OG	Panama City, FL	465	957	84	—	1,082	400	465	2,039	484	2,988	1,699	1993	10/11/1993	2 - 42
OG	Texas City, TX	732	1,093	97	—	871	319	732	1,964	416	3,112	1,778	1993	7/19/1993	2 - 44
OG	Muncie, IN	454	1,003	92	—	1,065	296	454	2,068	388	2,910	1,500	1993	8/23/1993	2 - 49
OG	Kenner, LA	695	969	86	—	1,112	361	695	2,081	447	3,223	1,977	1993	7/5/1993	2 - 40
OG	Duncanville, TX	835	1,057	91	—	945	370	835	2,002	461	3,298	1,799	1993	6/28/1993	2 - 40
OG	Poughkeepsie, NY	873	1,613	108	—	823	174	873	2,436	282	3,591	1,949	1993	11/29/1993	2 - 40
OG	Billings, MT	479	1,107	89	—	775	301	479	1,882	390	2,751	1,722	1993	10/18/1993	2 - 42
OG	Rochester, NY	974	1,108	101	—	824	243	974	1,932	344	3,250	1,604	1993	11/15/1993	2 - 42
OG	Whitehall, PA	936	1,291	90	—	1,025	331	936	2,316	421	3,673	2,120	1993	11/8/1993	2 - 36
OG	Paducah, KY	452	1,083	82	—	700	288	452	1,783	370	2,605	1,629	1993	11/8/1993	2 - 40
OG	Dearborn, MI	542	1,219	59	—	713	242	542	1,932	301	2,775	1,707	1994	1/10/1994	2 - 40
OG	Bangor, ME	357	1,120	96	—	1,027	282	357	2,147	378	2,882	1,835	1993	12/13/1993	2 - 42
OG	Grand Rapids, MI	804	866	87	—	637	257	804	1,503	344	2,651	1,451	1994	1/24/1994	2 - 40
OG	Peoria, IL	668	1,204	81	—	914	323	668	2,118	404	3,190	1,817	1994	2/14/1994	2 - 42
OG	Newington, NH	915	1,051	103	—	803	355	915	1,854	458	3,227	1,725	1994	1/17/1994	2 - 42
OG	Tyler, TX	485	1,041	92	—	1,279	340	485	2,320	432	3,237	1,934	1994	1/17/1994	2 - 47
OG	Janesville, WI	370	1,069	86	—	712	287	370	1,781	373	2,524	1,532	1994	3/7/1994	2 - 40
OG	Las Vegas, NV	879	1,344	95	—	596	317	879	1,940	412	3,231	1,740	1994	3/7/1994	2 - 40
OG	Middletown, OH	424	1,044	95	—	863	318	424	1,907	413	2,744	1,759	1994	3/7/1994	2 - 42
OG	Concord, NH	469	1,284	115	—	594	194	469	1,878	309	2,656	1,611	1994	2/14/1994	2 - 38
OG	Branson, MO	1,056	1,893	69	—	785	295	1,056	2,678	364	4,098	2,236	1994	5/16/1994	2 - 40
OG	Coon Rapids, MN	514	1,248	67	—	588	245	514	1,836	312	2,662	1,632	1994	9/26/1994	2 - 40
OG	Amherst, NY	1,215	1,394	88	—	891	307	1,215	2,285	395	3,895	1,967	1994	12/12/1994	2 - 38

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Dallas, TX	764	1,212	55	—	811	281	764	2,023	336	3,123	1,825	1994	10/10/1994	2 - 44
OG	Asheville, NC	1,031	1,198	94	—	655	292	1,031	1,853	386	3,270	1,695	1994	10/31/1994	2 - 40
OG	Waldorf, MD	779	1,152	81	—	1,258	357	779	2,410	438	3,627	2,140	1995	5/22/1995	2 - 42
OG	Fairborn, OH	804	1,290	82	—	681	221	804	1,971	303	3,078	1,713	1995	2/20/1995	2 - 40
OG	Joplin, MO	654	1,219	102	—	662	323	654	1,881	425	2,960	1,691	1995	1/9/1995	2 - 40
OG	Middletown, NY	807	1,581	97	—	592	345	807	2,173	442	3,422	1,907	1995	1/30/1995	2 - 40
OG	Cedar Rapids, IA	510	1,148	105	—	608	311	510	1,756	416	2,682	1,610	1994	12/5/1994	2 - 40
OG	Eau Claire, WI	600	1,193	110	—	538	268	600	1,731	378	2,709	1,597	1995	1/23/1995	2 - 40
OG	Voorhees, NJ	804	1,696	101	—	600	303	804	2,296	404	3,504	1,997	1995	2/20/1995	2 - 38
OG	Henderson, NV	1,109	1,289	74	—	826	383	1,109	2,115	457	3,681	1,941	1995	2/20/1995	2 - 42
OG	Clay, NY	782	1,705	98	—	866	356	782	2,571	454	3,807	2,048	1995	4/24/1995	2 - 42
OG	Norman, OK	596	1,246	96	—	449	172	596	1,695	268	2,559	1,476	1995	3/7/1995	2 - 38
OG	Heath, OH	599	1,353	65	—	971	331	599	2,324	396	3,319	1,906	1995	5/22/1995	2 - 46
OG	Jackson, MI	699	1,156	73	—	764	320	699	1,920	393	3,012	1,616	1995	3/20/1995	2 - 42
OG	Hampton, VA	1,074	1,061	86	—	674	225	1,074	1,735	311	3,120	1,517	1995	3/13/1995	2 - 40
OG	Tempe, AZ	703	1,131	75	—	746	353	703	1,877	428	3,008	1,777	1995	5/15/1995	2 - 40
OG	Waterloo, IA	466	891	79	—	873	331	466	1,764	410	2,640	1,488	1995	5/22/1995	2 - 42
OG	Barboursville, WV	1,139	1,062	84	—	731	203	1,139	1,793	287	3,219	1,509	1995	2/27/1995	2 - 40
OG	Peoria, AZ	551	1,294	81	—	623	242	551	1,917	323	2,791	1,666	1995	5/22/1995	2 - 38
OG	Onalaska, WI	603	1,283	102	—	339	197	603	1,622	299	2,524	1,457	1995	4/24/1995	2 - 38
OG	Grapevine, TX	752	1,026	99	—	793	404	752	1,819	503	3,074	1,768	1995	5/8/1995	2 - 40
OG	Midland, TX	400	1,340	88	—	566	314	400	1,906	402	2,708	1,645	1995	10/16/1995	2 - 40
OG	Spring, TX	780	1,329	80	—	1,289	327	780	2,618	407	3,805	2,142	1995	9/11/1995	2 - 40
OG	Colonie, NY	966	1,862	57	—	984	273	966	2,846	330	4,142	2,154	1995	11/27/1995	2 - 42
OG	Fort Smith, AR	527	893	113	—	427	187	527	1,320	300	2,147	1,154	1996	2/19/1996	2 - 38
OG	Jackson, MS	641	1,195	110	—	846	268	641	2,041	378	3,060	1,732	1996	3/25/1996	2 - 42
OG	Lancaster, OH	372	846	115	—	603	284	372	1,449	399	2,220	1,287	1996	5/6/1996	2 - 40
OG	Lima, OH	471	930	67	—	387	282	471	1,317	349	2,137	1,193	1996	5/20/1996	2 - 38
OG	Williamsburg, VA	673	1,268	31	—	743	202	673	2,011	233	2,917	1,549	1996	8/19/1996	2 - 40
OG	Dubuque, IA	518	1,103	76	—	391	221	518	1,494	297	2,309	1,093	1996	5/20/1996	2 - 38
OG	Zanesville, OH	707	1,065	25	—	673	323	707	1,738	348	2,793	1,403	1996	8/5/1996	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Frederick, MD	638	1,276	79	—	787	344	638	2,063	423	3,124	1,652	1996	10/21/1996	2 - 40
OG	Westminster, MD	595	1,741	124	—	452	204	595	2,193	328	3,116	1,637	1998	4/20/1998	2 - 38
OG	Hyannis, MA	664	2,097	90	—	665	175	664	2,762	265	3,691	2,176	1997	11/17/1997	2 - 35
OG	Wyomissing, PA	963	1,926	109	—	498	206	963	2,424	315	3,702	1,874	1998	5/11/1998	2 - 38
OG	Eugene, OR	761	1,486	91	—	356	200	761	1,842	291	2,894	1,527	1998	5/11/1998	2 - 38
OG	Savannah, GA	952	1,781	189	—	660	147	952	2,441	336	3,729	1,766	2000	4/10/2000	2 - 35
OG	Mentor, OH	—	1,955	138	1,474	288	241	1,474	2,243	379	4,096	1,702	2000	5/22/2000	2 - 35
OG	Douglasville, GA	1,189	1,978	144	—	406	248	1,189	2,384	392	3,965	1,826	2000	5/1/2000	2 - 35
OG	Buford, GA	1,493	1,688	179	—	542	203	1,493	2,230	382	4,105	1,666	2000	5/22/2000	2 - 35
OG	Maple Grove, MN	807	1,924	176	—	227	124	807	2,151	300	3,258	1,560	2000	5/22/2000	2 - 35
OG	Olathe, KS	796	2,121	109	—	489	256	796	2,610	365	3,771	1,830	2001	3/12/2001	2 - 36
OG	Austin, TX	1,239	2,295	154	—	168	96	1,239	2,463	250	3,952	1,632	2002	9/3/2002	2 - 37
OG	Coeur D’Alene, ID	681	1,661	131	—	278	305	681	1,939	436	3,056	1,439	2001	1/29/2001	2 - 36
OG	Frisco, TX	1,029	2,038	139	—	279	218	1,029	2,317	357	3,703	1,744	2001	6/25/2001	2 - 36
OG	Bolingbrook, IL	1,006	2,424	147	—	253	129	1,006	2,677	276	3,959	1,838	2001	7/23/2001	2 - 36
OG	Muskegon, MI	691	1,704	168	—	108	41	691	1,812	209	2,712	1,261	2001	10/8/2001	2 - 36
OG	Memphis, TN	1,142	1,790	100	—	246	171	1,142	2,036	271	3,449	1,392	2001	10/8/2001	2 - 36
OG	Kennewick, WA	763	1,980	149	—	259	158	763	2,239	307	3,309	1,608	2001	5/14/2001	2 - 36
OG	Round Rock, TX	953	2,090	149	—	335	153	953	2,425	302	3,680	1,553	2002	3/25/2002	2 - 37
OG	Killeen, TX	806	1,705	187	—	322	118	806	2,027	305	3,138	1,492	2002	8/5/2002	2 - 37
OG	Los Angeles, CA	1,701	2,558	202	—	170	70	1,701	2,728	272	4,701	1,713	2003	3/24/2003	2 - 38
OG	Omaha, NE	1,202	1,778	120	—	217	147	1,202	1,995	267	3,464	1,346	2002	10/7/2002	2 - 37
OG	Bloomington, IN	947	1,747	150	—	419	94	947	2,166	244	3,357	1,410	2002	11/18/2002	2 - 37
OG	Dayton, OH	677	1,675	172	—	210	72	677	1,885	244	2,806	1,233	2003	5/1/2003	2 - 38
OG	Fayetteville, AR	849	1,845	160	—	138	79	849	1,983	239	3,071	1,323	2002	12/11/2002	2 - 37
OG	Oklahoma City, OK	925	2,053	158	—	128	43	925	2,181	201	3,307	1,306	2005	3/14/2005	2 - 40
OG	Lithonia, GA	1,403	1,872	174	—	306	122	1,403	2,178	296	3,877	1,415	2002	11/18/2002	2 - 37
OG	Rochester, MN	829	1,889	192	—	146	140	829	2,035	332	3,196	1,394	2002	12/16/2002	2 - 37
OG	Newport News, VA	796	1,989	172	—	88	63	796	2,077	235	3,108	1,354	2003	5/5/2003	2 - 38
OG	Albuquerque, NM	771	1,716	179	—	131	104	771	1,847	283	2,901	1,216	2003	5/19/2003	2 - 38
OG	Fort Gratiot, MI	604	2,246	186	—	132	57	604	2,378	243	3,225	1,464	2003	11/17/2003	2 - 38
OG	Denton, TX	869	1,946	177	—	182	94	869	2,128	271	3,268	1,455	2003	6/9/2003	2 - 38
OG	Lynchburg, VA	771	2,304	125	—	103	54	771	2,407	179	3,357	1,391	2004	2/16/2004	2 - 39

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Duluth, MN	886	2,043	173	—	123	58	886	2,166	231	3,283	1,361	2003	11/10/2003	2 - 38
OG	Tucson, AZ	1,019	2,073	104	—	121	135	1,019	2,194	239	3,452	1,289	2004	9/20/2004	2 - 39
OG	Columbia, SC	1,119	2,175	161	—	110	85	1,119	2,285	246	3,650	1,334	2005	4/5/2005	2 - 40
OG	Visalia, CA	1,151	1,830	151	—	133	46	1,151	1,963	197	3,311	1,163	2004	3/15/2004	2 - 39
OG	San Antonio, TX	932	2,582	191	—	190	103	932	2,772	294	3,998	1,559	2005	6/27/2005	2 - 40
OG	Anderson, SC	903	1,841	133	—	181	111	903	2,022	244	3,169	1,297	2004	3/29/2004	2 - 39
OG	Lake Charles, LA	806	2,070	161	—	174	87	806	2,244	248	3,298	1,424	2004	4/5/2004	2 - 39
OG	Houma, LA	736	2,190	150	—	185	148	736	2,375	298	3,409	1,420	2005	2/14/2005	2 - 40
OG	Tupelo, MS	823	2,102	193	—	127	82	823	2,229	275	3,327	1,370	2005	1/31/2005	2 - 40
OG	Jackson, TN	874	1,964	151	—	175	36	874	2,139	187	3,200	1,247	2005	2/7/2005	2 - 40
OG	College Station, TX	581	2,236	173	—	42	44	581	2,278	217	3,076	1,387	2005	1/24/2005	2 - 40
OG	Newnan, GA	829	2,239	157	—	152	55	829	2,391	212	3,432	1,352	2005	5/23/2005	2 - 40
OG	Owensboro, KY	762	2,134	173	—	70	57	762	2,204	230	3,196	1,372	2005	5/23/2005	2 - 40
OG	Mesa, AZ	598	1,844	132	—	110	129	598	1,954	261	2,813	1,156	2005	10/3/2005	2 - 40
OG	Southaven, MS	1,048	2,209	158	—	117	50	1,048	2,326	208	3,582	1,270	2005	11/21/2005	2 - 40
OG	Yuma, AZ	842	2,037	160	—	62	87	842	2,099	247	3,188	1,169	2005	12/5/2005	2 - 40
OG	Oakdale, MN	956	2,355	185	—	30	35	956	2,385	220	3,561	1,334	2005	12/5/2005	2 - 40
OG	Garland, TX	903	2,271	156	—	115	94	903	2,386	250	3,539	1,407	2005	10/31/2005	2 - 40
OG	Tarentum, PA	1,119	2,482	148	—	179	47	1,119	2,661	195	3,975	1,368	2006	2/20/2006	2 - 41
OG	Texarkana, TX	871	2,279	151	—	90	87	871	2,369	238	3,478	1,333	2006	3/27/2006	2 - 41
OG	Hot Springs, AR	797	2,415	186	—	84	73	797	2,499	259	3,555	1,268	2006	10/23/2006	2 - 41
OG	Florence, SC	—	1,817	169	1,503	119	84	1,503	1,936	253	3,692	1,117	2006	8/21/2006	2 - 41
OG	Victoria, TX	782	2,327	240	—	39	30	782	2,366	270	3,418	1,316	2007	1/15/2007	2 - 42
OG	Dothan, AL	850	2,242	131	—	62	92	850	2,304	223	3,377	1,213	2006	8/28/2006	2 - 41
OG	San Angelo, TX	360	2,020	157	—	74	104	360	2,094	261	2,715	1,199	2006	9/11/2006	2 - 41
OG	New Braunfels, TX	1,049	2,162	147	—	32	83	1,049	2,194	230	3,473	1,167	2006	9/25/2006	2 - 41
OG	Grove City, OH	1,200	2,271	140	—	63	55	1,200	2,334	195	3,729	1,225	2006	9/25/2006	2 - 41
OG	Opelika, AL	878	2,255	154	—	54	43	878	2,309	197	3,384	1,198	2006	11/13/2006	2 - 41
OG	West Wichita, KS	1,227	1,801	154	—	84	86	1,227	1,885	240	3,352	984	2006	11/6/2006	2 - 41
OG	Pueblo, CO	770	2,330	212	—	51	76	770	2,381	288	3,439	1,303	2007	2/5/2007	2 - 42
OG	Sioux City, IA	1,304	2,114	137	—	89	99	1,304	2,203	236	3,743	1,166	2006	12/11/2006	2 - 41
OG	Detroit, MI	1,400	2,956	234	—	81	87	1,400	3,037	321	4,758	1,443	2007	5/21/2007	2 - 42
OG	Phoenix, AZ	753	2,153	246	—	97	72	753	2,250	318	3,321	1,259	2007	4/23/2007	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Jacksonville, NC	1,174	2,287	239	—	32	81	1,174	2,319	320	3,813	1,257	2007	11/19/2007	2 - 42
OG	Columbus, OH	995	2,286	184	—	61	27	995	2,347	211	3,553	1,136	2007	12/17/2007	2 - 42
OG	Mount Juliet, TN	873	2,294	212	—	76	47	873	2,370	259	3,502	1,236	2007	10/22/2007	2 - 42
OG	Triadelphia, WV	970	2,342	225	—	58	76	970	2,400	301	3,671	1,255	2007	12/17/2007	2 - 42
OG	Reynoldsburg, OH	1,208	2,183	242	—	48	37	1,208	2,231	279	3,718	1,141	2008	4/21/2008	2 - 43
OG	Florence, KY	1,007	2,099	155	—	52	88	1,007	2,151	243	3,401	1,111	2008	8/4/2008	2 - 43
OG	Cincinnati, OH	1,072	2,170	236	—	57	43	1,072	2,227	279	3,578	1,163	2008	4/28/2008	2 - 43
OG	Bismarck, ND	1,156	2,319	263	—	31	38	1,156	2,350	301	3,807	1,164	2008	11/24/2008	2 - 43
OG	Spring Hill, TN	1,295	2,269	228	—	29	45	1,295	2,298	273	3,866	1,049	2009	2/16/2009	2 - 44
OG	San Antonio, TX	1,359	2,492	230	—	23	33	1,359	2,515	263	4,137	1,085	2009	3/30/2009	2 - 44
OG	Michigan City, IN	762	2,646	238	—	17	39	762	2,663	277	3,702	1,148	2009	7/13/2009	2 - 44
OG	Broken Arrow, OK	1,461	2,261	231	—	73	57	1,461	2,334	288	4,083	1,038	2009	5/25/2009	2 - 44
OG	Bossier City, LA	1,006	2,405	264	—	51	32	1,006	2,456	296	3,758	1,054	2009	7/27/2009	2 - 44
OG	Jacksonville, FL	1,006	2,001	263	—	21	30	1,006	2,022	293	3,321	911	2009	10/5/2009	2 - 44
OG	Richmond, KY	1,054	1,974	236	—	14	32	1,054	1,988	268	3,310	898	2009	9/14/2009	2 - 44
OG	Ankeny, IA	704	2,218	248	—	9	17	704	2,227	265	3,196	828	2011	1/10/2011	2 - 46
OG	Kingsport, TN	1,071	1,840	282	—	11	22	1,071	1,851	304	3,226	768	2010	5/3/2010	2 - 45
OG	Las Cruces, NM	839	2,201	297	—	15	34	839	2,216	331	3,386	925	2010	5/10/2010	2 - 45
OG	Manhattan, KS	791	2,253	237	—	33	69	791	2,286	306	3,383	973	2010	4/26/2010	2 - 45
OG	Pleasant Prairie, WI	1,101	2,134	303	—	36	—	1,101	2,170	303	3,574	868	2010	9/27/2010	2 - 45
OG	Morehead City, NC	853	1,864	315	—	62	23	853	1,926	338	3,117	843	2010	7/19/2010	2 - 45
OG	Louisville, KY	—	2,072	266	904	12	38	904	2,084	304	3,292	880	2010	11/1/2010	2 - 45
OG	Wilson, NC	528	1,948	268	—	24	29	528	1,972	297	2,797	827	2010	10/11/2010	2 - 45
OG	Council Bluffs, IA	955	2,051	254	—	4	32	955	2,055	286	3,296	816	2010	10/25/2010	2 - 45
OG	Queen Creek, AZ	875	2,377	307	—	30	(1)	875	2,407	306	3,588	814	2011	1/10/2011	2 - 46
OG	Utica, NY	908	2,728	362	—	(470)	—	908	2,258	362	3,528	594	2013	8/12/2013	2 - 48
OG	Niagara Falls, NY	1,057	2,187	327	—	38	15	1,057	2,225	342	3,624	801	2011	9/19/2011	2 - 46
OG	Gainesville, GA	985	1,915	274	—	—	5	985	1,915	279	3,179	697	2011	6/20/2011	2 - 46
OG	Cleveland, TN	962	1,941	324	—	14	6	962	1,955	330	3,247	720	2011	11/28/2011	2 - 46
OG	Katy, TX	1,602	2,170	285	—	—	5	1,602	2,170	290	4,062	700	2012	4/9/2012	2 - 47
OG	Beckley, WV	1,013	2,105	314	—	25	1	1,013	2,130	315	3,458	620	2012	10/1/2012	2 - 47
OG	Chicago, IL	942	2,626	337	—	(484)	—	942	2,142	337	3,421	806	2012	3/26/2012	2 - 47
OG	Oklahoma City, OK	1,204	2,370	403	—	(221)	—	1,204	2,149	403	3,756	606	2013	4/29/2013	2 - 48

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Columbus, OH	954	2,236	324	—	4	—	954	2,240	324	3,518	568	2013	3/18/2013	2 - 48
BB	Orlando, FL	2,356	2,453	62	—	2,691	750	2,356	5,144	812	8,312	3,632	1996	2/19/1996	2 - 49
BB	Raleigh, NC	2,507	3,230	155	—	918	314	2,507	4,148	469	7,124	2,939	1999	5/17/1999	2 - 38
BB	Duluth, GA	2,006	2,362	254	—	1,378	274	2,006	3,740	528	6,274	2,854	1999	5/24/1999	2 - 38
BB	Miami, FL	1,731	3,427	222	—	1,162	422	1,731	4,589	644	6,964	3,133	2000	4/4/2000	2 - 35
BB	Fort Myers, FL	1,914	2,863	186	—	916	398	1,914	3,779	584	6,277	2,466	2000	5/16/2000	2 - 35
BB	Pembroke Pines, FL	1,808	2,999	207	—	1,039	382	1,808	4,038	589	6,435	2,588	2000	12/18/2000	2 - 35
BB	Livonia, MI	2,105	3,856	286	—	362	138	2,105	4,218	424	6,747	2,918	2001	2/6/2001	2 - 36
BB	Sunrise, FL	1,515	3,251	138	—	450	224	1,515	3,701	362	5,578	2,178	2002	10/22/2002	2 - 37
BB	Jacksonville, FL	2,235	2,295	344	—	50	13	2,235	2,345	357	4,937	1,012	2010	3/29/2010	2 - 45
BB	Orlando, FL	1,659	2,340	356	—	324	41	1,659	2,664	397	4,720	817	2012	2/27/2012	2 - 47
S52	Naples, FL	2,912	3,619	447	—	7	37	2,912	3,626	484	7,022	1,263	2011	10/10/2011	2 - 46
S52	Jacksonville, FL	2,216	2,729	416	—	6	3	2,216	2,735	419	5,370	1,004	2011	10/24/2011	2 - 46
LH	Tucker, GA	1,407	923	10	—	339	214	1,407	1,262	224	2,893	945	1986	10/1/2007	2 - 43
LH	Snellville, GA	1,911	925	76	—	422	147	1,911	1,347	223	3,481	976	1992	10/1/2007	2 - 43
LH	Macon, GA	1,249	718	30	—	420	204	1,249	1,138	234	2,621	1,017	1992	10/1/2007	2 - 44
LH	Augusta, GA	1,631	845	46	—	300	103	1,631	1,145	149	2,925	903	1993	10/1/2007	2 - 42
LH	Ocala, FL	1,210	1,100	17	—	579	112	1,210	1,679	129	3,018	1,308	1993	10/1/2007	2 - 42
LH	Altamonte Springs, FL	1,649	974	22	—	450	135	1,649	1,424	157	3,230	922	1994	10/1/2007	2 - 44
LH	Florence, KY	—	741	52	1,191	347	165	1,191	1,088	217	2,496	780	1994	10/1/2007	2 - 47
LH	Gainesville, GA	1,537	965	19	—	348	140	1,537	1,313	159	3,009	920	1995	10/1/2007	2 - 43
LH	Peachtree City, GA	1,485	1,080	9	—	457	159	1,485	1,537	168	3,190	1,064	1995	10/1/2007	2 - 43
LH	Lawrenceville, GA	1,865	1,116	17	—	451	117	1,865	1,567	134	3,566	1,006	1996	10/1/2007	2 - 42
LH	Jensen Beach, FL	1,322	1,082	33	—	347	153	1,322	1,429	186	2,937	996	1996	10/1/2007	2 - 42
LH	Destin, FL	2,053	793	16	—	357	224	2,053	1,150	240	3,443	871	1996	10/1/2007	2 - 42
LH	Albany, GA	1,500	988	34	—	422	126	1,500	1,410	160	3,070	884	1997	10/1/2007	2 - 42
LH	Dublin, OH	1,572	1,205	18	—	510	259	1,572	1,715	277	3,564	1,071	1997	10/1/2007	2 - 42
LH	Columbia, SC	1,677	1,291	23	—	495	176	1,677	1,786	199	3,662	1,124	1997	10/1/2007	2 - 42
LH	Pineville, NC	1,262	879	11	—	495	195	1,262	1,374	206	2,842	836	1998	10/1/2007	2 - 44
LH	Johns Creek, GA	1,694	1,089	18	—	203	123	1,694	1,292	141	3,127	787	1998	10/1/2007	2 - 42
LH	Greensboro, NC	1,438	1,017	16	—	270	152	1,438	1,287	168	2,893	726	1999	10/1/2007	2 - 44
LH	Huntsville, AL	1,443	983	7	—	350	194	1,443	1,333	201	2,977	755	1999	10/1/2007	2 - 44
LH	Hickory, NC	1,333	1,029	7	—	313	166	1,333	1,342	173	2,848	703	1999	10/1/2007	2 - 44
LH	Tampa, FL	1,488	1,078	6	—	297	189	1,488	1,375	195	3,058	851	2000	10/1/2007	2 - 35

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Clarksville, TN	1,662	1,097	15	—	449	112	1,662	1,546	127	3,335	782	1999	10/1/2007	2 - 43
LH	Orlando, FL	1,165	749	21	—	264	137	1,165	1,013	158	2,336	628	2000	10/1/2007	2 - 35
LH	Concord, NH	1,329	935	7	—	359	172	1,329	1,294	179	2,802	625	2000	10/1/2007	2 - 35
LH	Orlando, FL	1,492	1,277	52	—	297	150	1,492	1,574	202	3,268	842	2000	10/1/2007	2 - 35
LH	Medina, OH	1,189	820	12	—	268	168	1,189	1,088	180	2,457	606	2000	10/1/2007	2 - 35
LH	Hoover, AL	1,401	966	17	—	350	160	1,401	1,316	177	2,894	720	2001	10/1/2007	2 - 36
LH	Boardman, OH	954	673	17	—	285	151	954	958	168	2,080	515	2001	10/1/2007	2 - 36
LH	Prattville, AL	1,481	1,016	27	—	336	134	1,481	1,352	161	2,994	727	2001	10/1/2007	2 - 36
LH	Bensalem, PA	1,645	600	17	—	346	160	1,645	946	177	2,768	507	2001	10/1/2007	2 - 36
LH	Lee’s Summit, MO	1,705	1,219	34	—	285	88	1,705	1,504	122	3,331	688	2002	10/1/2007	2 - 37
LH	Germantown, MD	1,439	1,069	27	—	306	138	1,439	1,375	165	2,979	716	2002	10/1/2007	2 - 37
LH	Independence, OH	1,241	686	26	—	231	106	1,241	917	132	2,290	470	2002	10/1/2007	2 - 37
LH	Hiram, GA	1,639	1,033	25	—	374	130	1,639	1,407	155	3,201	711	2002	10/1/2007	2 - 37
LH	Louisville, KY	1,405	980	18	—	238	113	1,405	1,218	131	2,754	582	2002	10/1/2007	2 - 37
LH	Bowie, MD	1,871	1,230	21	—	257	147	1,871	1,487	168	3,526	723	2002	10/1/2007	2 - 37
LH	Waldorf, MD	1,929	1,167	26	—	245	162	1,929	1,412	188	3,529	712	2002	10/1/2007	2 - 37
LH	West Palm Beach, FL	1,781	1,228	27	—	297	132	1,781	1,525	159	3,465	731	2002	10/1/2007	2 - 37
LH	Columbia, MD	1,918	1,439	40	—	268	161	1,918	1,707	201	3,826	816	2003	10/1/2007	2 - 38
LH	East Point, GA	1,052	1,232	21	—	291	143	1,052	1,523	164	2,739	747	2003	10/1/2007	2 - 38
LH	Lexington, KY	1,251	874	16	—	238	162	1,251	1,112	178	2,541	591	2003	10/1/2007	2 - 42
LH	Winter Haven, FL	1,285	1,149	39	—	276	124	1,285	1,425	163	2,873	696	2003	10/1/2007	2 - 38
LH	Jacksonville, FL	795	1,302	32	—	210	128	795	1,512	160	2,467	710	2003	10/1/2007	2 - 38
LH	Daphne, AL	1,130	757	30	—	308	111	1,130	1,065	141	2,336	599	2003	10/1/2007	2 - 38
LH	Anderson, SC	1,445	990	41	—	240	111	1,445	1,230	152	2,827	610	2004	10/1/2007	2 - 39
LH	Palm Harbor, FL	1,406	917	32	—	263	93	1,406	1,180	125	2,711	624	2004	10/1/2007	2 - 39
LH	West Chester, OH	1,371	927	31	—	248	79	1,371	1,175	110	2,656	601	2004	10/1/2007	2 - 39
LH	Jefferson City, MO	1,342	875	60	—	196	68	1,342	1,071	128	2,541	544	2004	10/1/2007	2 - 39
LH	Chantilly, VA	1,568	882	50	—	262	66	1,568	1,144	116	2,828	546	2004	10/1/2007	2 - 39
LH	Dawsonville, GA	1,084	1,321	51	—	188	100	1,084	1,509	151	2,744	702	2004	10/1/2007	2 - 39
LH	Opelika, AL	1,427	1,244	36	—	202	58	1,427	1,446	94	2,967	689	2004	10/1/2007	2 - 39
LH	Indianapolis, IN	1,298	854	55	—	211	51	1,298	1,065	106	2,469	547	2005	10/1/2007	2 - 40
LH	Grove City, OH	1,566	1,067	53	—	191	61	1,566	1,258	114	2,938	608	2005	10/1/2007	2 - 40
LH	Springfield, IL	1,573	1,451	65	—	182	79	1,573	1,633	144	3,350	781	2005	10/1/2007	2 - 40
LH	Covington, GA	887	1,212	70	—	45	49	887	1,257	119	2,263	593	2005	10/1/2007	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	West Homestead, PA	1,418	947	79	—	33	91	1,418	980	170	2,568	503	2005	10/1/2007	2 - 40
LH	Carrollton, GA	1,192	1,227	75	—	15	49	1,192	1,242	124	2,558	605	2005	10/1/2007	2 - 40
LH	Tarentum, PA	1,414	931	91	—	84	46	1,414	1,015	137	2,566	517	2005	10/1/2007	2 - 40
LH	Commerce, GA	1,335	1,466	65	—	57	84	1,335	1,523	149	3,007	662	2006	10/1/2007	2 - 41
LH	East Ellijay, GA	1,126	1,272	70	—	21	82	1,126	1,293	152	2,571	616	2006	10/1/2007	2 - 41
LH	Acworth, GA	1,941	1,255	70	—	23	82	1,941	1,278	152	3,371	593	2006	10/1/2007	2 - 41
LH	Peoria, IL	1,299	848	81	—	143	46	1,299	991	127	2,417	525	2006	10/1/2007	2 - 41
LH	Hixson, TN	1,676	1,263	84	—	40	44	1,676	1,303	128	3,107	600	2006	10/1/2007	2 - 41
LH	Fredericksburg, VA	1,734	1,174	89	—	42	35	1,734	1,216	124	3,074	625	2006	10/1/2007	2 - 41
LH	Morgantown, WV	1,223	812	89	—	27	44	1,223	839	133	2,195	479	2006	10/1/2007	2 - 41
LH	Florence, SC	1,628	1,352	90	—	28	35	1,628	1,380	125	3,133	595	2006	10/1/2007	2 - 41
LH	Portage, IN	901	1,652	105	—	59	26	901	1,711	131	2,743	738	2006	10/1/2007	2 - 41
LH	Macon, GA	1,052	1,840	97	—	135	38	1,052	1,975	135	3,162	887	2007	10/1/2007	2 - 42
LH	Panama City Beach, FL	1,379	1,736	99	—	47	95	1,379	1,783	194	3,356	856	2007	10/1/2007	2 - 42
LH	LaGrange, GA	979	1,527	111	—	36	52	979	1,563	163	2,705	749	2007	10/1/2007	2 - 42
LH	Calhoun, GA	765	1,760	109	—	(4)	36	765	1,756	145	2,666	802	2007	10/1/2007	2 - 42
LH	Dublin, GA	389	1,910	140	—	27	23	389	1,937	163	2,489	802	2008	1/14/2008	2 - 43
LH	Monroe, GA	966	1,549	164	—	30	13	966	1,579	177	2,722	684	2008	4/28/2008	2 - 43
LH	Denham Springs, LA	1,306	2,049	283	—	35	12	1,306	2,084	295	3,685	1,088	2008	8/25/2008	2 - 43
LH	Cornelia, GA	106	1,542	281	282	52	8	388	1,594	289	2,271	826	2008	12/1/2008	2 - 43
LH	Richmond, VA	1,442	1,758	207	—	24	9	1,442	1,782	216	3,440	811	2009	2/23/2009	2 - 44
LH	Hanover, MD	1,437	2,258	252	—	45	2	1,437	2,303	254	3,994	740	2011	5/16/2011	2 - 46
LH	Orlando, FL	1,406	1,701	253	—	23	6	1,406	1,724	259	3,389	697	2010	3/8/2010	2 - 45
LH	San Antonio, TX	907	1,504	—	—	699	767	907	2,202	767	3,877	1,244	2010	1/18/2010	2 - 40
LH	Conyers, GA	589	1,797	198	—	30	21	589	1,827	219	2,635	719	2010	8/2/2010	2 - 45
LH	San Antonio, TX	1,206	1,583	—	—	245	791	1,206	1,828	791	3,826	1,158	2010	7/5/2010	2 - 40
LH	Thomasville, GA	730	1,688	229	—	19	5	730	1,707	234	2,671	730	2010	4/19/2010	2 - 45
LH	San Antonio, TX	947	1,436	—	—	444	825	947	1,880	825	3,652	1,229	2010	5/10/2010	2 - 40
LH	Whitehall, PA	1,307	1,901	270	—	24	7	1,307	1,925	277	3,509	749	2010	12/6/2010	2 - 45
LH	Fort Smith, AR	953	1,610	252	—	23	10	953	1,633	262	2,848	674	2010	11/1/2010	2 - 45

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Jackson, TN	1,398	1,257	204	—	16	8	1,398	1,273	212	2,883	546	2010	7/19/2010	2 - 45
LH	San Antonio, TX	—	1,382	735	—	249	76	—	1,630	812	2,442	1,145	2010	10/11/2010	2 - 40
LH	New Braunfels, TX	—	1,330	681	—	145	81	—	1,475	762	2,237	1,020	2011	1/24/2011	2 - 40
LH	San Antonio, TX	—	278	383	—	35	(3)	—	313	380	693	677	2011	6/20/2011	2 - 40
LH	Kingsland, GA	849	1,564	236	—	13	5	849	1,577	241	2,667	578	2011	4/25/2011	2 - 46
LH	Jonesboro, AR	902	1,704	234	—	15	1	902	1,719	235	2,856	633	2011	4/25/2011	2 - 46
LH	McAllen, TX	1,128	1,600	284	—	13	13	1,128	1,613	297	3,038	636	2011	3/28/2011	2 - 46
LH	Council Bluffs, IA	869	1,827	236	—	31	7	869	1,858	243	2,970	653	2011	5/31/2011	2 - 46
LH	Tupelo, MS	771	1,717	236	—	13	1	771	1,730	237	2,738	555	2011	8/29/2011	2 - 46
LH	Champaign, IL	1,499	1,725	267	—	4	3	1,499	1,729	270	3,498	592	2011	10/10/2011	2 - 46
LH	Rapid City, SD	965	1,869	252	—	2	3	965	1,871	255	3,091	665	2011	10/10/2011	2 - 46
LH	West Melbourne, FL	1,144	1,858	266	—	4	3	1,144	1,862	269	3,275	624	2011	11/21/2011	2 - 46
LH	Athens, GA	970	1,744	289	—	35	13	970	1,779	302	3,051	508	2012	10/29/2012	2 - 47
LH	Flowood, MS	1,088	1,803	327	34	—	2	1,122	1,803	329	3,254	655	2012	2/6/2012	2 - 47
LH	Deptford, NJ	1,799	1,694	287	—	3	(2)	1,799	1,697	285	3,781	550	2012	3/26/2012	2 - 47
LH	McAllen, TX	1,339	1,775	319	—	3	12	1,339	1,778	331	3,448	613	2012	2/27/2012	2 - 47
LH	Wilkes Barre, PA	859	2,227	278	—	6	—	859	2,233	278	3,370	443	2014	1/27/2014	2 - 49
LH	Morehead City, NC	975	1,941	340	—	2	1	975	1,943	341	3,259	536	2013	1/14/2013	2 - 48
LH	Columbus, MS	1,155	1,993	256	—	4	4	1,155	1,997	260	3,412	482	2013	2/18/2013	2 - 48
LH	Sandusky, OH	1,081	2,027	263	—	—	2	1,081	2,027	265	3,373	493	2013	4/22/2013	2 - 48
LH	Coralville, IA	953	2,135	288	—	—	(3)	953	2,135	285	3,373	524	2013	5/13/2013	2 - 48
LH	Cincinnati, OH	1,205	1,758	291	—	—	3	1,205	1,758	294	3,257	416	2013	8/26/2013	2 - 48
LH	Cleveland, TN	1,054	1,776	337	—	—	1	1,054	1,776	338	3,168	463	2013	5/13/2013	2 - 48
LH	Minot, ND	887	2,230	314	—	15	17	887	2,245	331	3,463	490	2013	9/23/2013	2 - 48
LH	Bethlehem, GA	936	1,684	286	—	—	—	936	1,684	286	2,906	348	2014	1/20/2014	2 - 49
WFG	San Antonio, TX	—	—	8	2,790	2,069	69	2,790	2,069	77	4,936	429	2008	11/14/2011	2 - 43
PH	Joliet, IL	173	890	—	—	—	—	173	890	—	1,063	31	1970	7/18/2016	5 - 45
PH	Morris, IL	248	533	—	—	—	—	248	533	—	781	30	1972	7/18/2016	5 - 40
PH	Yorkville, IL	200	581	—	—	—	—	200	581	—	781	30	1976	7/18/2016	5 - 40
PH	Lowell, IN	258	611	—	—	—	—	258	611	—	869	33	1978	7/18/2016	5 - 40
PH	Schereville, IN	243	942	—	—	—	—	243	942	—	1,185	41	1975	7/18/2016	5 - 40
PH	Portage, IN	330	1,016	—	—	—	—	330	1,016	—	1,346	48	2002	7/18/2016	5 - 40
WEN	Odessa, TX	822	1,327	—	—	—	—	822	1,327	—	2,149	61	1995	8/2/2016	10 - 45

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
ARB	Birch Run, MI	590	777	—	—	—	—	590	777	—	1,367	36	1991	11/9/2016	10 - 40
ARB	Brighton, MI	456	990	—	—	—	—	456	990	—	1,446	37	1987	11/9/2016	10 - 40
BK	Madisonville, KY	1,071	1,257	—	—	—	—	1,071	1,257	—	2,328	50	1986	11/9/2016	10 - 45
DEN	Amherst, OH	460	998	—	—	—	—	460	998	—	1,458	41	1971	11/9/2016	10 - 40
FAZ	Lafayette, IN	244	522	—	—	—	—	244	522	—	766	26	1996	11/9/2016	5 - 40
SNS	Peru, IL	560	813	—	—	—	—	560	813	—	1,373	40	1996	11/9/2016	5 - 40
SNS	Vero Beach, FL	435	930	—	—	—	—	435	930	—	1,365	39	1998	11/9/2016	10 - 40
WEN	Wheat Ridge, CO	453	467	—	—	—	—	453	467	—	920	25	1978	11/9/2016	5 - 40
WEN	Warren, MI	323	946	—	—	—	—	323	946	—	1,269	36	2003	11/9/2016	10 - 40
ZAX	Snellville, GA	859	1,168	—	—	—	—	859	1,168	—	2,027	40	2003	11/9/2016	10 - 45
BK	Keysville, VA	571	1,424	—	—	—	—	571	1,424	—	1,995	45	1996	10/28/2016	10 - 50
BK	Roxboro, NC	601	2,089	—	—	—	—	601	2,089	—	2,690	60	1989	10/28/2016	10 - 50
BK	Oxford, NC	449	1,892	—	—	—	—	449	1,892	—	2,341	56	1982	10/28/2016	10 - 50
BK	Huntsville, AL	460	1,549	—	—	—	—	460	1,549	—	2,009	50	2000	10/28/2016	10 - 50
BK	Amory, MS	570	2,159	—	—	—	—	570	2,159	—	2,729	55	2016	10/28/2016	14 - 54
BK	Monterey, TN	429	1,611	—	—	—	—	429	1,611	—	2,040	41	2000	12/28/2016	10 - 50
BK	Crossville, TN	397	1,873	—	—	—	—	397	1,873	—	2,270	46	1987	12/28/2016	10 - 50
BK	Livingston, TN	481	1,354	—	—	—	—	481	1,354	—	1,835	34	2015	12/28/2016	13 - 53
BK	Mount Juliet, TN	683	1,101	—	—	—	—	683	1,101	—	1,784	46	1988	12/28/2016	7 - 40
ARB	Rocky Mount, NC	261	1,405	—	—	—	—	261	1,405	—	1,666	50	2004	9/6/2016	10 - 45
ARB	Roanoke Rapids, NC	288	1,563	—	—	—	—	288	1,563	—	1,851	59	2003	9/6/2016	10 - 45
KFC	Detroit, MI	294	916	—	—	—	—	294	916	—	1,210	34	1997	9/14/2016	5 - 43
KFC	Auburn Hills, MI	98	925	—	—	—	—	98	925	—	1,023	37	2002	9/14/2016	5 - 43
KFC	Detroit, MI	75	732	—	—	—	—	75	732	—	807	30	1984	9/14/2016	5 - 40
KFC	Detroit, MI	323	635	—	—	—	—	323	635	—	958	31	1984	9/14/2016	5 - 40
BWW	Burlington, IA	137	2,530	—	—	—	—	137	2,530	—	2,667	84	2010	9/15/2016	10 - 49
BWW	Galesburg, IL	157	2,510	—	—	—	—	157	2,510	—	2,667	90	2009	9/15/2016	10 - 46
BWW	Macomb, IL	138	2,528	—	—	—	—	138	2,528	—	2,666	86	2009	9/15/2016	10 - 48
DQ	Tulsa, OK	797	1,606	—	—	—	—	797	1,606	—	2,403	48	2015	10/20/2016	14 - 54
TB	Newburgh, IN	139	1,069	—	—	—	—	139	1,069	—	1,208	30	1994	11/15/2016	14 - 53
KFC	Altoona, WI	195	1,714	—	—	—	—	195	1,714	—	1,909	53	1993	11/10/2016	10 - 45
KFC	LaCrosse, WI	216	893	—	—	—	—	216	893	—	1,109	40	1979	11/10/2016	5 - 40
KFC	Rice Lake, WI	215	1,045	—	—	—	—	215	1,045	—	1,260	45	1991	11/10/2016	5 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
KFC	Chippewa Falls, WI	167	924	—	—	—	—	167	924	—	1,091	35	2003	11/10/2016	5 - 40
KFC	LaCrosse, WI	245	1,042	—	—	—	—	245	1,042	—	1,287	43	1972	11/10/2016	5 - 40
KFC	Stevens Point, WI	92	697	—	—	—	—	92	697	—	789	27	1984	11/10/2016	5 - 40
KFC	Wisconsin Rapids, WI	179	1,928	—	—	—	—	179	1,928	—	2,107	58	1991	11/10/2016	10 - 45
KFC	Wausau, WI	126	1,387	—	—	—	—	126	1,387	—	1,513	42	1979	11/10/2016	10 - 45
KFC	Escanaba, MI	143	1,362	—	—	—	—	143	1,362	—	1,505	43	1985	11/10/2016	10 - 43
KFC	Menominee, MI	93	862	—	—	—	—	93	862	—	955	34	1995	11/10/2016	10 - 40
KFC	Goshen, IN	95	1,041	—	—	—	—	95	1,041	—	1,136	40	1976	11/10/2016	5 - 40
KFC	South Bend, IN	141	868	—	—	—	—	141	868	—	1,009	39	1970	11/10/2016	5 - 40
KFC	South Bend, IN	155	774	—	—	—	—	155	774	—	929	36	1973	11/10/2016	5 - 40
KFC	Mishawaka, IN	72	1,510	—	—	—	—	72	1,510	—	1,582	43	1978	11/10/2016	10 - 45
KFC	Kokomo, IN	118	1,093	—	—	—	—	118	1,093	—	1,211	38	1994	11/10/2016	10 - 40
KFC	Kokomo, IN	141	1,798	—	—	—	—	141	1,798	—	1,939	54	1994	11/10/2016	10 - 45
ARB	South Hill, VA	538	1,283	—	—	—	—	538	1,283	—	1,821	40	2002	11/3/2016	10 - 50
ARB	Wake Forest, NC	805	1,344	—	—	—	—	805	1,344	—	2,149	52	2005	11/3/2016	9 - 49
HAR	Gadsden, AL	464	1,064	—	—	—	—	464	1,064	—	1,528	41	1985	12/15/2016	10 - 40
HAR	Baxley, GA	644	1,258	—	—	—	—	644	1,258	—	1,902	53	1983	12/15/2016	10 - 40
HAR	Vidalia, GA	364	1,232	—	—	—	—	364	1,232	—	1,596	34	2007	12/15/2016	10 - 50
HAR	Hazlehurst, GA	461	1,516	—	—	—	—	461	1,516	—	1,977	41	2013	12/15/2016	12 - 52
TB	Columbia, SC	1,161	1,086	—	—	—	—	1,161	1,086	—	2,247	37	2009	1/13/2017	12 - 50
MCA	Andrews, TX	283	1,772	—	—	—	—	283	1,772	—	2,055	37	2014	1/27/2017	14 - 54
MCA	San Angelo, TX	248	1,913	—	—	—	—	248	1,913	—	2,161	37	2014	1/27/2017	14 - 54
MCA	Shavano Park, TX	486	1,915	—	—	—	—	486	1,915	—	2,401	42	2014	2/16/2017	14 - 54
MCA	New Braunfels, TX	472	1,932	—	—	—	—	472	1,932	—	2,404	37	2017	3/16/2017	14 - 54
BK	Herkimer, NY	308	1,460	—	—	—	—	308	1,460	—	1,768	31	2002	1/12/2017	13 - 53
BK	Chattanooga, TN	485	894	—	—	—	—	485	894	—	1,379	27	1998	1/12/2017	10 - 45
SNS	Indianapolis, IN	571	1,050	—	—	—	—	571	1,050	—	1,621	35	1989	1/12/2017	10 - 40
TB	Anniston, AL	200	611	—	—	—	—	200	611	—	811	19	2000	1/12/2017	8 - 48
BE	Dover, DE	591	1,713	—	—	—	—	591	1,713	—	2,304	32	1993	4/28/2017	10 - 50
BE	Indianapolis, IN	603	1,701	—	—	—	—	603	1,701	—	2,304	31	1991	4/28/2017	10 - 50
BE	Bowie, MD	506	1,940	—	—	—	—	506	1,940	—	2,446	36	1995	4/28/2017	10 - 50
BE	Catonsville, MD	170	1,091	—	—	—	—	170	1,091	—	1,261	22	2003	4/28/2017	10 - 50
BE	Midland, MI	1,060	1,567	—	—	—	—	1,060	1,567	—	2,627	29	1998	4/28/2017	10 - 50

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BE	Niagara Falls, NY	304	1,892	—	—	—	—	304	1,892	—	2,196	35	1992	4/28/2017	10 - 50
BE	Independence, OH	1,161	1,847	—	—	—	—	1,161	1,847	—	3,008	32	1994	4/28/2017	11 - 51
BE	Centerville, OH	947	1,209	—	—	—	—	947	1,209	—	2,156	27	1997	4/28/2017	7 - 45
BE	Blacklick, OH	1,178	1,269	—	—	—	—	1,177	1,269	—	2,446	31	1999	4/28/2017	7 - 45
BE	Celina, OH	944	1,431	—	—	—	—	944	1,431	—	2,375	27	2005	4/28/2017	9 - 49
BE	Canton, OH	755	1,441	—	—	—	—	755	1,441	—	2,196	25	2005	4/28/2017	10 - 50
BE	Kent, OH	814	1,215	—	—	—	—	814	1,215	—	2,029	22	1994	4/28/2017	10 - 50
BE	Waynesburg, PA	389	1,758	—	—	—	—	389	1,758	—	2,147	36	2006	4/28/2017	10 - 50
BE	Fredericksburg, VA	218	1,068	—	—	—	—	218	1,068	—	1,286	22	2006	4/28/2017	7 - 45
BE	Kanawha City, WV	405	1,899	—	—	—	—	405	1,899	—	2,304	34	2000	4/28/2017	10 - 50
BE	Lima, OH	1,382	1,461	—	—	—	—	1,381	1,461	—	2,842	30	1988	4/28/2017	9 - 49
BK	Salem, IN	534	1,608	—	—	—	—	534	1,608	—	2,142	19	2016	6/30/2017	14 - 54
BK	Tupelo, MS	772	1,765	—	—	—	—	772	1,765	—	2,537	21	2016	6/30/2017	14 - 54
BK	Booneville, MS	448	1,253	—	—	—	—	448	1,253	—	1,701	15	2016	6/30/2017	14 - 54
BK	Tupelo, MS	953	1,418	—	—	—	—	953	1,418	—	2,371	20	1998	6/30/2017	10 - 50
BK	Memphis, TN	739	1,708	—	—	—	—	739	1,708	—	2,447	19	1996	6/30/2017	15 - 55
BK	Columbus, MS	922	1,633	—	—	—	—	922	1,633	—	2,555	22	2000	6/30/2017	12 - 52
BK	Tupelo, MS	826	1,774	—	—	—	—	826	1,774	—	2,600	23	1998	6/30/2017	10 - 50
TB	Gas City, IN	503	951	—	—	—	—	503	951	—	1,454	14	1999	7/26/2017	5 - 40
TB	Logansport, IN	447	1,261	—	—	—	—	447	1,261	—	1,708	14	1990	7/26/2017	10 - 50
DT/MP	New Baltimore, MI	435	2,351	—	—	—	—	435	2,351	—	2,786	17	2016	9/15/2017	14 - 54
RL	Canton, GA	761	2,323	—	—	—	—	761	2,323	—	3,084	10	1999	11/2/2017	10 - 50
RL	Grandville, MI	1,119	2,462	—	—	—	—	1,119	2,462	—	3,581	12	2001	11/2/2017	10 - 50
RL	Cincinnati, OH	1,394	2,348	—	—	—	—	1,394	2,348	—	3,742	12	1975	11/2/2017	10 - 45
RL	Toledo, OH	1,355	2,514	—	—	—	—	1,355	2,514	—	3,869	12	1974	11/2/2017	10 - 45
RL	Erie, PA	978	2,948	—	—	—	—	978	2,948	—	3,926	14	1987	11/2/2017	10 - 45
LH	Columbia, SC	1,407	—	—	—	—	—	1,407	—	—	1,407	—	1997	12/7/2017	0
BK	Olive Branch, MS	521	1,317	—	—	—	—	521	1,317	—	1,838	—	2016	12/19/2017	14 - 54
BK	Holly Springs, MS	335	1,253	—	—	—	—	335	1,253	—	1,588	—	2016	12/19/2017	14 - 54
		$426,360	$729,289	$48,095	$22,973	$248,495	$89,746	$449,331	$977,783	$137,841	$1,564,955	$598,846
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
DQ refers to the Dairy Queen® property.
TB refers to the Taco Bell® property.
HAR refers to the Hardee’s® properties.
MCA refers to the McAlister’s Deli® properties.
BE refers to the Bob Evans® properties.
DT/MP refers to the Del Taco® and MOD Pizza® properties.
RL refers to the Red Lobster® properties.
(2) Aggregate cost for income tax purposes is $1.51 billion (unaudited) with a net book value of $0.72 billion (unaudited)

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

December 31, 2017
Carrying Costs
Balance - beginning of period	$1,477,565
Additions placed in service	98,182
Dispositions	(10,792)
Balance - end of year	$1,564,955
Accumulated Depreciation
Balance - beginning of year	$(583,307)
2017 depreciation expense	(21,219)
Dispositions	5,680
Balance - end of year	$(598,846)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2	Amended and Restated Bylaws of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
4.1	Specimen Stock Certificate of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company Registration Statement on Form 10/A filed on October 5, 2015).
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

10.6
Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 2, 2017, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2017).

10.7*
Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan, dated as of January 30, 2018, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.8
Amended and Restated Parent Guaranty, dated October 2, 2017, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2017).

10.9	Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan† (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 10, 2015).
10.10	Amendment No. 1 to the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan† (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 24, 2015).
10.11	Form of Lease (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.12	Form of Guaranty by Darden Restaurants, Inc. in respect of certain Leases (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.13	Form of Franchise Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.14*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.

E-1

10.15	Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015).
10.16	Amendment to Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.17	Form of Performance-based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.18	Amendment to Form of Performance-based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.19	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.2	Amendment to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.21
Note Purchase Agreement, dated April 19, 2017, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc. and the purchasers party thereto (incorporated be reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017).

21.1*	List of Subsidiaries of Four Corners Property Trust, Inc.
23.1*	Consent of Independent Accountants
31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Lease (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
† Denotes a management contract or compensatory plan, contract or arrangement.

E-2

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	February 23, 2018	By:	/s/ William H. Lenehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM H. LENEHAN William H. Lenehan	Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2018

/S/ GERALD R. MORGAN Gerald R. Morgan	Chief Financial Officer (Principal Financial Officer)	February 23, 2018

/S/ NICCOLE M. STEWART Niccole M. Stewart	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2018

/S/ JOHN S. MOODY John S. Moody	Director and Chairman of the Board of Directors	February 23, 2018

/S/ DOUGLAS B. HANSEN Douglas B. Hansen	Director	February 23, 2018
/S/ MARRAN H. OGILVIE Marran H. Ogilvie	Director	February 23, 2018

/S/ PAUL E. SZUREK Paul E. Szurek	Director	February 23, 2018

/S/ CHARLES L. JEMLEY Charles L. Jemley	Director	February 23, 2018

/S/ ERIC HIRSCHHORN Eric Hirschhorn	Director	February 23, 2018

E-3