Form 10-Q
period 2018-03-31
Four Corners Property Trust, Inc.
filed 2018-04-26
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of April 26, 2018: 61,391,187

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate investments:
Land	$463,020	$449,331
Buildings, equipment and improvements	1,121,129	1,115,624
Total real estate investments	1,584,149	1,564,955
Less: Accumulated depreciation	(604,055)	(598,846)
Total real estate investments, net	980,094	966,109
Cash and cash equivalents	53,066	64,466
Straight-line rent adjustment	23,413	21,130
Derivative assets	10,138	4,997
Other assets	9,040	11,957
Total Assets	$1,075,751	$1,068,659

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$515,994	$515,539
Dividends payable	16,855	16,843
Rent received in advance	8,462	8,295
Derivative liabilities	—	8
Other liabilities	6,447	5,706
Total liabilities	547,758	546,391

Equity:
Preferred stock, par value $0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 61,391,187 and 61,329,489 shares issued and outstanding, respectively	6	6
Additional paid-in capital	474,869	473,685
Retained earnings	35,251	36,318
Accumulated other comprehensive income	10,055	4,478
Noncontrolling interest	7,812	7,781
Total equity	527,993	522,268
Total Liabilities and Equity	$1,075,751	$1,068,659

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental revenue	$29,589	$27,764
Restaurant revenues	5,214	4,943
Total revenues	34,803	32,707
Operating expenses:
General and administrative	3,669	2,863
Depreciation and amortization	5,345	5,409
Restaurant expenses	4,870	4,668
Interest expense	4,855	4,094
Total expenses	18,739	17,034
Other income	358	5
Income before income taxes	16,422	15,678
Income tax expense	(58)	(45)
Net income	16,364	15,633
Net income attributable to noncontrolling interest	(109)	(117)
Net Income Available to Common Shareholders	$16,255	$15,516

Basic net income per share:	$0.27	$0.26
Diluted net income per share:	$0.26	$0.26
Weighted average number of common shares outstanding:
Basic	61,291,642	59,929,276
Diluted	61,413,978	59,995,930
Dividends declared per common share	$0.2750	$0.2425

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$16,364	$15,633
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	5,384	660
Reclassification adjustment of derivative instruments included in net income	(240)	625
Other comprehensive income	5,144	1,285
Comprehensive income	21,508	16,918
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	109	117
Other comprehensive income attributable to noncontrolling interest	34	10
Comprehensive income attributable to noncontrolling interest	143	127
Comprehensive Income Attributable to Common Shareholders	$21,365	$16,791

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2017	61,329,489	$6	$473,685	$36,318	$4,478	$7,781	$522,268
ASU 2017-12 cumulative effect adjustment	—	—	—	(467)	467	—	—
Net income	—	—	—	16,255	—	109	16,364
Other comprehensive income	—	—	—	—	5,110	34	5,144
Dividends and distributions to equity holders	—	—	—	(16,855)	—	(112)	(16,967)
Stock-based compensation, net	61,698	—	1,184	—	—	—	1,184
Balance at March 31, 2018	61,391,187	$6	$474,869	$35,251	$10,055	$7,812	$527,993

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows - operating activities
Net income	$16,364	$15,633
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,345	5,409
Gain on exchange of nonfinancial assets	(228)	—
Amortization of financing costs	455	398
Stock-based compensation expense	1,184	494
Deferred income taxes	—	(21)
Changes in assets and liabilities:
Derivative assets and liabilities	(5)	52
Straight-line rent adjustment	(2,283)	(2,373)
Rent received in advance	167	(2)
Other assets and liabilities	751	(601)
Net cash provided by operating activities	21,750	18,989
Cash flows - investing activities
Purchases of real estate investments	(21,050)	(11,722)
Advance deposits on acquisition of operating real estate	(50)	—
Cash used in investing activities	(21,100)	(11,722)
Cash flows - financing activities
Net proceeds from equity issuance	—	984
Payment of dividend to shareholders	(16,843)	(14,519)
Distribution to non-controlling interests	(112)	—
Repayment of debt assumed in purchase of real estate investments	—	(2,305)
Net cash used in financing activities	(16,955)	(15,840)
Net decrease in cash and cash equivalents	(16,305)	(8,573)
Cash and cash equivalents, including restricted, at beginning of period	69,371	26,643
Cash and cash equivalents, including restricted, at end of period	$53,066	$18,070
Supplemental disclosures:
Interest paid	$2,872	$3,941
Taxes paid	$152	$199
Non-cash investing and financing activities:
Dividends declared but not paid	$16,855	$14,536
Debt assumed in acquisition of real estate investments	$—	$2,305
Change in fair value of derivative instruments	$5,149	$1,233
Operating partnership units issued in exchange for real estate investments	$—	$3,609

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
FCPT was incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc., (together with its consolidated subsidiaries, “Darden”), for the purpose of owning, acquiring and leasing properties on a triple-net basis, for use in the restaurant and related food service industries. On November 9, 2015, Darden completed a spin-off of FCPT whereby Darden contributed to us 100% of the equity interest in entities that owned 418 properties in which Darden operates restaurants, representing five of their brands, and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) along with the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash. Subsequently, Darden distributed all of our outstanding shares of common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”). The Spin-Off is intended to qualify as tax-free to Darden shareholders for U.S. federal income tax purposes, except for cash paid in lieu of fractional shares.
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders, subject to certain adjustments and excluding any net capital gain. As a REIT, we will not be subject to federal corporate income tax on that portion of net income that is distributed to our shareholders.  However, FCPT’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes. We made our REIT election commencing upon the filing of our 2016 tax return.
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
Acquisition of Real Estate
The Company evaluates acquisitions to determine whether transactions should be accounted for as asset acquisitions or business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01. Since adoption in the fourth quarter of 2016, the Company has determined the land, building, site improvements, and in-places leases (if any) of assets acquired were a single asset as the building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. Additionally, the Company has not acquired a substantive process used to generate outputs. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset and there were no processes acquired, the acquisitions do not qualify as a business and are accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.
The Company allocates the purchase price (including acquisition and closing costs) of real estate acquisitions to land, building, and improvements based on their relative fair values. In making estimates of fair values for this purpose, the Company uses a third-party specialist that obtains various information about each property, as well as the pre-acquisition due diligence of the Company and prior leasing activities at the site.
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
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below market lease intangibles are generally amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

believes it is likely the tenant will exercise the renewal option. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized as an impairment loss in the Company’s consolidated statements of income under the ”Depreciation and amortization” caption.
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
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents can consist of cash and money market accounts. Restricted cash includes escrow deposits and is included in Other Assets on our Consolidated Balance Sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	March 31,	December 31,
(In thousands)	2018	2017
Cash and cash equivalents	$53,066	$64,466
Restricted cash (included in Other Assets)	—	4,905
Total Cash, Cash Equivalents, and Restricted Cash	$53,066	$69,371
Long-term Debt
Long-term debt is carried at unpaid principal balance, net of deferred financing costs. All of our long-term debt is currently unsecured and interest is paid monthly on our non-amortizing term loan and revolving credit facility and semi-annually on our senior fixed rate notes.
See Note 6 - Long-term Debt, Net of Deferred Financing Costs for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Financing Costs
Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. These costs are presented as a direct deduction from their related liabilities on the consolidated balance sheets.
See Note 6 - Long-term Debt, Net of Deferred Financing Costs for additional information.
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
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 is intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. We adopted ASU 2017-12 in January 2018, and as a result recorded a cumulative effect adjustment of $467 thousand to retained earnings and other comprehensive income.
See Note 7 - Derivative Financial Instruments for additional information.
Other Assets and Liabilities
Other assets primarily consist of intangible lease assets described above, pre-acquisition costs, prepaid assets, food and beverage inventories, restricted cash (escrow deposits), lease origination fees, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest, accrued operating expenses, intangible lease liabilities, and deferred rent obligations on certain operating leases.
Revenue Recognition
Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, “Revenue from Contracts with Customers” using the modified retrospective method. The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. Effective January 1, 2018, the Company also adopted FASB ASU No. 2017-15, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” Through the evaluation and implementation process, we have determined FCPT’s key revenue stream that could be impacted by FASB ASU No. 2014-09, as amended by FASB ASU No. 2017-05, is the gain on disposition of real estate reported on the Consolidated Statements of Income and Comprehensive Income. We previously recognized revenue from asset salesat the time of closing (i.e., transfer of asset). After adoption of FASB No. ASU 2014-09, as amended by FASB ASU No. 2017-05, we will evaluate the transaction to determine if control has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. Adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Refer to the Restaurant Revenue section below for details of the impact of FASB ASU No. 2014-09 on the Kerrow Restaurant Operating Business.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At March 31, 2018, and December 31, 2017, credit card receivables totaled $86 thousand and $90 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our consolidated statements of income.
Prior to adoption of FASB ASU No. 2014-09, we recognized restaurant revenue at the time service was performed. Thus, adoption of FASB ASU No. 2014-09 did not have an impact on our revenue recognition policy. In accordance with the standard, restaurant revenue is disclosed separately in the Consolidated Statements of Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

over their vesting periods, which range between one and three years, less estimated forfeitures. No compensation cost is recognized for awards for which employees do not render the requisite services.
Effective January 1, 2018, the Company adopted FASB ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting in Topic 718. The Company’s adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.
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
Application of New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840). FASB ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. FASB ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We are currently evaluating the impact of adopting this guidance.
Effective January 1, 2018, the Company adopted FASB ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” FASB ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. The Company’s adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.
Effective January 1, 2018, the Company adopted FASB ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash.” FASB No. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. This adoption did not have a material impact on our financial statements and as a result of adoption, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 87% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited financial statements for Darden can be found in the Investor Relations section at www.darden.com. We are providing this website address solely for the information of our stockholders. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. With 297 locations in our portfolio, Olive Garden branded restaurants comprise approximately 56% of our leased properties and approximately 65% of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 44 states, with concentrations of 10% or greater of total rental revenue in two states: Florida (10.8%) and Texas (10.6%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At March 31, 2018, our exposure to risk related to our derivative instruments totaled $10.1 million and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESMENTS, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Land	$463,020	$449,331
Buildings and improvements	983,223	977,783
Equipment	137,906	137,841
Total gross real estate investments	1,584,149	1,564,955
Less: accumulated depreciation	(604,055)	(598,846)
Total Real Estate Investments, Net	$980,094	$966,109
During the three months ended March 31, 2018, the Company invested $21.0 million, including transaction costs, in 12 restaurant properties located in four states, and allocated the investment as follows: $13.5 million to land, $5.4 million to buildings and improvements, and $2.1 million to intangible assets principally related to the value of the in-place leases acquired. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 9.3 years as of March 31, 2018.
Operating Leases
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases, and because lease renewal periods are exercisable at the option of the lessee, the table presents future minimum lease payments due during the initial lease term only.

March 31,
(In thousands)	2018
2018 (nine months)	$82,320
2019	111,263
2020	112,804
2021	114,192
2022	115,815
2023	117,197
Thereafter	885,479
Total Future Minimum Lease Payments	$1,539,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Intangible lease assets, net	$5,950	$3,914
Prepaid acquisition costs	1,355	1,385
Restricted cash	—	4,905
Prepaid assets	640	616
Accounts receivable	332	383
Inventories	157	186
Other	606	568
Total Other Assets	$9,040	$11,957
Other Liabilities
The components of other liabilities were as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Accrued interest expense	$2,884	$1,290
Accounts payable	1,182	1,055
Deferred lease liability	680	663
Accrued compensation	625	1,543
Accrued operating expenses	362	488
Intangible lease liabilities, net	108	—
Other	606	667
Total Other Liabilities	$6,447	$5,706
Intangible Lease Assets and Liabilities, Net
The following tables detail intangible lease assets and liabilities which are included in Other Assets and Other Liabilities, respectively, on our consolidated balance sheets. Acquired in-place lease intangibles are amortized as depreciation and amortization expense. Above-market and below-market leases and lease incentives are amortized over the initial term of the respective leases as an adjustment to rental revenue.

	March 31,	December 31,
(In thousands)	2018	2017
Acquired in-place lease intangibles	$5,585	$4,209
Above-market leases	804	—
Lease incentives	40	40
Total	6,429	4,249
Less: Accumulated amortization	(479)	(335)
Intangible Lease Assets, Net	$5,950	$3,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31,	December 31,
(In thousands)	2018	2017
Below-market leases	$115	$—
Less: Accumulated amortization	(7)	—
Intangible Lease Liabilities, Net	$108	$—
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $122 thousand and $80 thousand for the three months ended March 31, 2018 and 2017, respectively. The value of above-market and below-market leases and lease incentives amortized as an adjustment to revenue was $15 thousand for the three months ended March 31, 2018. There was no amortization for adjustments to revenue for the three months ended March 31, 2017.
At March 31, 2018, the weighted average amortization period remaining for our intangible lease assets and liabilities was 14.1 years. At March 31, 2018, the weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, lease incentives, and below-market leases was 14.1 years, 12.6 years, 18.7 years, and 4.5 years, respectively.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, above-market and below-market lease intangibles, and lease incentives for properties held for investment at March 31, 2018.

March 31,
(In thousands)	2018
2018 (nine months)	$412
2019	549
2020	548
2021	516
2022	438
2023	366
Thereafter	3,013
Total Future Amortization	$5,842

NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At March 31, 2018, and December 31, 2017, our long-term debt consisted of (1) a $400.0 million, non-amortizing term loan and (2) $125.0 million of senior, unsecured, fixed rate notes.
At March 31, 2018 and December 31, 2017, net unamortized deferred financing costs were approximately $9 million and $9.5 million, respectively. During the three months ended March 31, 2018 and 2017, amortization of deferred financing costs was $455 thousand and $398 thousand, respectively. The weighted average interest rate on the term loan before consideration of the interest rate hedge described below was 3.07% and 2.79% at March 31, 2018 and December 31, 2017, respectively.
At both March 31, 2018, and December 31, 2017, there was no balance outstanding under the revolving credit facility. There were no outstanding letters of credit at March 31, 2018 or December 31, 2017. The Company was in compliance with all debt covenants at March 31, 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Loan Agreement provides for borrowings of up to $650 million and consists of (1) a senior, unsecured revolving credit facility in an aggregate principal amount of $250 million and (2) a senior, unsecured term loan facility in an aggregate principal amount of $400 million. The Loan Agreement is a syndicated credit facility that contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $250 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount.
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
The Company used a portion of the net proceeds from the offering to reduce amounts outstanding under the Loan Purchase Agreement, and used the remaining proceeds to fund future acquisitions and for general corporate purposes.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 31, 2018, our variable-rate debt of $400 million is hedged by swaps with notional values totaling $400 million through November 9, 2018. From November 9, 2018, through the loan maturity date of the variable-rate debt, November 9, 2022, there are swaps in place with notional amounts totaling $300 million.
After the Company’s adoption of ASU 2017-12 in January 2018, it no longer separately measures and reports hedge ineffectiveness prospectively. For the three months ended March 31, 2017, we recorded approximately $4 thousand of income related to hedge ineffectiveness in earnings. The hedge ineffectiveness was attributable to zero-percent floor and rounding mismatches in the hedging relationships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $2.3 million will be reclassified to earnings as a decrease to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the three months ended March 31, 2018 and 2017, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2018 and December 31, 2017.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		March 31, 2018	December 31, 2017		March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$10,138	$4,997	Derivative liabilities	$—	$8
Total		$10,138	$4,997		$—	$8
Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three months ended March 31, 2018 and 2017.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest expense Presented in the Consolidated Statements Of Income
Three months ended March 31, 2018	$5,384	Interest expense	$240	$4,855
Three months ended March 31, 2017	$660	Interest expense	$(625)	$4,094
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at March 31, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018	$10,138	$—	$10,138	$—	$—	$10,138
December 31, 2017	4,997	—	4,997	(8)	—	4,989

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2018	$—	$—	$—	$—	$—	$—
December 31, 2017	8	—	8	(8)	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At March 31, 2018 and December 31, 2017, the fair value of derivatives in a net asset position related to these agreements was approximately $10.1 million and $5.0 million, respectively. As of March 31, 2018, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at March 31, 2018, we would have been entitled to the termination value of $10.1 million.
NOTE 8 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2018 related to the REIT.
FCPT’s TRSs will generally be subject to federal, state, and local income taxes. During the three months ended March 31, 2018 and 2017, our income tax provision was $58 thousand and $45 thousand, respectively.
In December 2017, the Tax Cuts and Jobs Act lowered the federal income tax rate on corporations to 21% effective for taxable years after December 31, 2017. Due to FCPT’s REIT status and the nominal taxable income at our Kerrow Restaurant Operating Business, we do not anticipate a significant impact to our reported results resulting from this change.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of March 31, 2018. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the consolidated statements of income.
NOTE 9 – EQUITY
Preferred Stock
At March 31, 2018 and December 31, 2017, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

share of preferred stock. There were no shares issued and outstanding at March 31, 2018 or December 31, 2017.
Common Stock
At March 31, 2018 and December 31, 2017, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share, of common stock.
In March 2018, we declared a dividend of $0.275 per share, which was paid in April 2018 to common stockholders of record as of March 30, 2018.
At March 31, 2018, there were 61,391,187 shares of the Company's common stock issued and outstanding.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company established an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the New York Stock Exchange through broker-dealers. No shares were sold during the three months ended March 31, 2018. At March 31, 2018, there was $116.5 million available for issuance under the ATM program.
Noncontrolling Interest
At March 31, 2018, there were 409,320 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the three months ended March 31, 2018, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $9.2 million and $10.6 million as of March 31, 2018 and December 31, 2017, respectively.
At March 31, 2018, FCPT is the owner of approximately 99.34% of FCPT’s OP units. The remaining 0.66%, or 409,320 of FCPT’s OP units are held by unaffiliated limited partners. During the three months ended March 31, 2018, FCPT OP distributed $112 thousand to limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(In thousands except for share and per share data)	2018	2017
Average common shares outstanding – basic	61,291,642	59,929,276
Net effect of dilutive equity awards	122,336	66,654
Average common shares outstanding – diluted	61,413,978	59,995,930
Net income available to common shareholders	$16,255	$15,516
Basic net earnings per share	$0.27	$0.26
Diluted net earnings per share	$0.26	$0.26
For the three months ended March 31, 2018 and 2017, the number of outstanding equity awards that were anti-dilutive totaled 349,724 and 240,120, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended March 31, 2018 and 2017 were 409,320 and 427,983, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
At March 31, 2018, 1,653,557 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled approximately $5.5 million at March 31, 2018 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2018	$524	$1,052	$2,302	$3,878
Equity grants	—	1,582	1,180	2,762
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(183)	(566)	(435)	(1,184)
Unrecognized Compensation Cost at March 31, 2018	$341	$2,068	$3,047	$5,456

At March 31, 2018, the weighted average amortization period remaining for all of our equity awards was 1.7 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At March 31, 2018 and December 31, 2017, there were 64,983 RSUs outstanding. During the three months ended March 31, 2018, there were no shares of restricted stock granted, no restrictions on RSUs lapsed, and no RSU’s were forfeited. Restrictions on these shares lapse through 2018.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At March, 31 2018 and December 31, 2017, there were 101,932 and 81,909 RSAs outstanding, respectively. During the three months ended March 31, 2018 there were 66,522 shares of restricted stock granted, restrictions on 46,499 RSUs lapsed and those shares were distributed, and 7,015 RSUs were designated for tax withholdings. Restrictions on these shares lapse through 2021.
Performance-Based Restricted Stock Awards
During the three months ended March 31, 2018, PSUs with a target number of 68,490 shares were granted. At March 31, 2018 and December 31, 2017, the target number of PSUs that were unvested was 204,068 and 135,578, respectively. The performance period of the grants run from January 1, 2018 through December 31, 2020, from January 1, 2017 through December 31, 2019, and from January 1, 2016 through December 31, 2018. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. Based on the grant date fair value, the Company expects to recognize $3.0 million in compensation expense on a straight-line basis over the remaining requisite service period associated with these awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$10,138	$—	$10,138

December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$4,997	$—	$4,997

Liabilities
Derivative liabilities	$—	$8	$—	$8
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at March 31, 2018 and December 31, 2017 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

March 31, 2018
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan, excluding deferred financing costs	$400,000	$400,402
Senior fixed note - 7 year, excluding deferred financing costs	$50,000	$49,134
Senior fixed note - 10 year, excluding deferred financing costs	$75,000	$73,302

December 31, 2017
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan and revolver balance, excluding deferred financing costs	$400,000	$406,637
Senior fixed note - 7 year, excluding deferred financing costs	$50,000	$50,043
Senior fixed note - 10 year, excluding deferred financing costs	$75,000	$75,184
The fair value of the long-term debt (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Rentals
The annual future lease commitments under non-cancelable operating leases for the five years subsequent to March 31, 2018 and thereafter is as follows:

(In thousands)	March 31, 2018
2018 (nine months)	$442
2019	550
2020	400
2021	103
Thereafter	—
Total Future Lease Commitments	$1,495
Rental expense was $175 thousand and $158 thousand for the three months ended March 31, 2018 and 2017, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – SEGMENTS
During the three months ended March 31, 2018 and 2017, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three months ended March 31, 2018 and 2017.
Three Months Ended March 31, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$29,589	$—	$—	$29,589
Intercompany rental revenue	100	—	(100)	—
Restaurant revenue	—	5,214	—	5,214
Total revenues	29,689	5,214	(100)	34,803
Operating expenses:
General and administrative	3,669	—	—	3,669
Depreciation and amortization	5,218	127	—	5,345
Restaurant expenses	—	4,970	(100)	4,870
Interest expense	4,855	—	—	4,855
Total operating expenses	13,742	5,097	(100)	18,739
Other income	358	—	—	358
Income before income taxes	16,305	117	—	16,422
Income tax expense	(31)	(27)	—	(58)
Net Income	$16,274	$90	$—	$16,364
Three Months Ended March 31, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$27,764	$—	$—	$27,764
Intercompany rental revenue	99	—	(99)	—
Restaurant revenue	—	4,943	—	4,943
Total revenues	27,863	4,943	(99)	32,707
Operating expenses:
General and administrative	2,863	—	—	2,863
Depreciation and amortization	5,253	156	—	5,409
Restaurant expenses	—	4,767	(99)	4,668
Interest expense	4,094	—	—	4,094
Total operating expenses	12,210	4,923	(99)	17,034
Other income	5	—	—	5
Income before income taxes	15,658	20	—	15,678
Income tax expense	—	(45)	—	(45)
Net Income (Loss)	$15,658	$(25)	$—	$15,633

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present supplemental information by segment at March 31, 2018 and December 31, 2017.
Supplemental Segment Information at March 31, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,567,411	$16,738	$1,584,149
Accumulated depreciation	(597,507)	(6,548)	(604,055)
Total real estate investments, net	$969,904	$10,190	$980,094
Cash and cash equivalents	$51,436	$1,630	$53,066
Total assets	$1,063,336	$12,415	$1,075,751
Long-term debt, net of deferred financing costs	$515,994	$—	$515,994
Supplemental Segment Information at December 31, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,548,259	$16,696	$1,564,955
Accumulated depreciation	(592,293)	(6,553)	(598,846)
Total real estate investments, net	$955,966	$10,143	$966,109
Cash and cash equivalents	$63,229	$1,237	$64,466
Total assets	$1,056,500	$12,159	$1,068,659
Long-term debt, net of deferred financing costs	$515,539	$—	$515,539
NOTE 14 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after March 31, 2018, the date of the consolidated balance sheet, through April 26, 2018. There were no material subsequent events or transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2017. Any references to “the Company,” “we,” “us,” or “our” refer to FCPT as an independent, publicly traded, self-administered company.
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
Our revenues are primarily generated by leasing properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. We focus on income producing properties leased to high quality tenants in major markets across the United States.
In addition to managing our existing properties, our strategy includes investing in additional restaurant and food service real estate properties to grow and diversify our existing restaurant portfolio. We expect this acquisition strategy will decrease that reliance on Darden over time. We intend to purchase properties that are well located and occupied by durable restaurant concepts, with creditworthy tenants whose operating cash flows are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring properties that have high levels of restaurant operator profitability compared to rent payments and have absolute rent levels that are not artificially higher than market rates. We also generate revenues by operating six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) pursuant to franchise agreements with Darden.
For the three months ended March 31, 2018, FCPT acquired 12 properties in four states for a total investment of $21 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average lease term of 9.3 years. At March 31, 2018, our wholly-owned lease portfolio had the following characteristics:

•	527 free-standing properties located in 44 states and representing an aggregate leasable area of 3.7 million square feet;

•	99.9% occupancy (based on square feet);

•	A weighted average remaining lease term of 12.7 years (based on annualized cash rent);

•	Weighted average annual rent escalation of 1.5% (based on annualized cash rent); and

•	87% investment grade tenancy (based on annualized cash rent).
Results of Operations
The following discussion includes the results of our operations for the three months ended March 31, 2018 and 2017 as summarized in the table below:

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenues:
Rental revenue	$29,589	$27,764
Restaurant revenue	5,214	4,943
Total revenues	34,803	32,707
Operating expenses:
General and administrative	3,669	2,863
Depreciation and amortization	5,345	5,409
Restaurant expenses	4,870	4,668
Interest expense	4,855	4,094
Total expenses	18,739	17,034
Other income	358	5
Income before provision for income taxes	16,422	15,678
Income tax expense	(58)	(45)
Net income	16,364	15,633
Net income attributable to noncontrolling interest	(109)	(117)
Net Income Attributable to Common Shareholders	$16,255	$15,516
During the three months ended March 31, 2018, we operated in two segments: real estate operations and restaurant operations.
Rental Revenue
Rental revenue increased $1.8 million, or 6.6%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was due to the acquisition of 46 properties less three properties sold during the year-over-year period. Additionally, during the three months ended March 31, 2018, the Company invested $21.0 million, including transaction costs, in 12 properties. We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
Operating Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expense increased $806 thousand in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in non-cash stock compensation expense.
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to 55 years. Depreciation and amortization decreased by approximately $64 thousand for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Depreciation and amortization expense decreased primarily due to certain assets acquired from Darden becoming fully depreciated during the year, and was partially offset by FCPT’s acquisition of additional properties.

Interest Expense
We incur interest expense on our $400 million term loan, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $125 million of senior fixed rate notes. Interest expense increased $0.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to incurring interest expense on the senior fixed rate notes, which were issued in June 2017. This increase was partially offset by a decrease in interest expense on funds borrowed under the revolving credit facility due to a decrease in outstanding borrowings under the facility. At March 31, 2017, we had $45 million in outstanding borrowings under the revolving credit facility, and no outstanding borrowings as of March 31, 2018.
Income Taxes
During the three months ended March 31, 2018 and 2017, our income tax expense was $58 thousand and $45 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues increased by $271 thousand, or 5.5%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increased marketing, an increase in to-go orders, and increased catering. Average revenue per restaurant increased by 5.5% to $870 thousand per location during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Total restaurant expenses increased by $202 thousand during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increased repair and maintenance expenses on equipment and an increase in indirect labor costs.
Critical Accounting Policies
The preparation of FCPT’s consolidated financial statements in conformance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At March 31, 2018, we had $53.1 million of cash and cash equivalents and $250.0 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2021, subject to our ability to extend the term for two additional six-month periods to November 9, 2022. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of March 31, 2018, we had no outstanding borrowings under our revolving credit facility and no outstanding letters of credit. The credit facility also includes a $400 million, non-amortizing term loan that is due on November 9, 2022.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. During the three months ended March 31, 2018, we did not issue any shares under our “At-the-Market” (“ATM”) equity issuance program. At March 31, 2018, $116.5 million in gross proceeds capacity remained available under the ATM program.

On June 7, 2017, FCPT OP issued $125 million of senior, unsecured, fixed rate notes (the “Notes”) guaranteed by the Company and FCPT OP. The Notes consisted of $50 million of notes with a seven-year term due June 2024, priced at a fixed interest rate of 4.68%, and $75 million of notes with a ten-year term due June 2027 priced at a fixed interest rate of 4.93%. The Company used the net proceeds from the offering to reduce amounts outstanding under its unsecured credit facility, and the remaining proceeds to fund future acquisitions and for general corporate purposes.
On October 2, 2017, FCPT OP amended and restated the Loan Agreement related to its senior unsecured revolving credit facility and term loan facility (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a $250 million unsecured revolving credit facility and a $400 million unsecured term loan facility. The unsecured revolving credit facility matures in November 2021 with two six-month options to extend the maturity date to November 2022. The unsecured term loan facility matures in November 2022. FCPT OP has the ability to increase the aggregate borrowing capacity under the credit agreement up to an additional $250 million, subject to lender approval. Loans under the Amended and Restated Credit Agreement accrue interest at a per annum rate equal to, at FCPT OP’s election, either a LIBOR rate plus a margin of 0.85% to 2.15%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 0.00% to 1.15%. Additionally, FCPT OP is required to pay an unused commitment fee at an annual rate of 0.30% or 0.20% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The Amended and Restated Credit Agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
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
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.
Off-Balance Sheet Arrangements
At March 31, 2018, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2018	2017
Net income	$16,364	$15,633
Depreciation and amortization on real estate investments	5,195	5,318
Realized gain on exchange of real estate (1)	(228)	—
FFO (as defined by NAREIT)	$21,331	$20,951
Straight-line rent	(2,283)	(2,373)
Non-cash stock-based compensation	1,184	494
Non-cash amortization of deferred financing costs	455	398
Other non-cash interest (income) expense	(5)	52
Non-real estate investment depreciation	13	11
Amortization of capitalized leasing costs	122	80
Amortization of above and below market leases	15	—
Adjusted Funds from Operations (AFFO)	$20,832	$19,613

Fully diluted shares outstanding (2)	61,823,298	60,423,913

FFO per diluted share	$0.35	$0.35

AFFO per diluted share	$0.34	$0.32
(1)    Non-cash gain recognized for GAAP purposes on the transfer of nonfinancial assets related to an excess land parcel exchange.
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
FFO is a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the NAREIT. FFO represents net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We also omit the tax impact of non-FFO producing activities from FFO determined in accordance with the NAREIT definition.
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
Adjusted Funds from Operations is a non-U.S. GAAP measure that is used as a supplemental operating measure specifically for comparing year-over-year ability to fund dividend distribution from operating activities. AFFO is used by us as a basis to address our ability to fund our dividend payments. We calculate AFFO by adding to or subtracting from FFO:

1.	Transaction costs incurred in connection with the acquisition of real estate investments qualifying as businesses

2.	Straight-line rent revenue adjustment

3.	Non-cash stock-based compensation expense

4.	Non-cash amortization of deferred financing costs

5.	Other non-cash interest expense

6.	Non-real estate investment depreciation

7.	Merger, restructuring and other related costs

8.	Impairment charges

9.	Amortization of above and below market leases

10.	Amortization of capitalized leasing costs

11.	Debt extinguishment gains and losses

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2017.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.
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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	April 26, 2018	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 26, 2018	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	April 26, 2018	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)