Form 10-Q
period 2018-06-30
Four Corners Property Trust, Inc.
filed 2018-07-26
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of July 25, 2018: [62,930,370]

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate investments:
Land	$471,870	$449,331
Buildings, equipment and improvements	1,118,348	1,115,624
Total real estate investments	1,590,218	1,564,955
Less: Accumulated depreciation	(605,407)	(598,846)
Total real estate investments, net	984,811	966,109
Cash and cash equivalents	88,371	64,466
Straight-line rent adjustment	25,505	21,130
Derivative assets	12,284	4,997
Other assets	11,903	11,957
Total Assets	$1,122,874	$1,068,659

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$516,449	$515,539
Dividends payable	17,278	16,843
Rent received in advance	8,461	8,295
Derivative liabilities	—	8
Other liabilities	4,946	5,706
Total liabilities	547,134	546,391

Equity:
Preferred stock, par value $0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 62,930,370 and 61,329,489 shares issued and outstanding, respectively	6	6
Additional paid-in capital	510,235	473,685
Retained earnings	45,418	36,318
Accumulated other comprehensive income	12,185	4,478
Noncontrolling interest	7,896	7,781
Total equity	575,740	522,268
Total Liabilities and Equity	$1,122,874	$1,068,659

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental revenue	$29,596	$28,327	$59,186	$56,091
Restaurant revenue	5,079	4,826	10,293	9,766
Total revenues	34,675	33,153	69,479	65,857
Expenses:
General and administrative	3,204	3,459	6,873	6,316
Depreciation and amortization	5,225	5,426	10,569	10,829
Restaurant expenses	4,786	4,583	9,656	9,251
Interest expense	4,877	4,508	9,733	8,604
Total expenses	18,092	17,976	36,831	35,000
Other income	231	34	588	39
Realized gain on sale, net	10,879	3,291	10,879	3,291
Income before income taxes	27,693	18,502	44,115	34,187
Income tax expense	(66)	(61)	(125)	(106)
Net income	27,627	18,441	43,990	34,081
Net income attributable to noncontrolling interest	(182)	(128)	(291)	(245)
Net Income Available to Common Shareholders	$27,445	$18,313	$43,699	$33,836

Basic net income per share:	$0.44	$0.30	$0.71	$0.56
Diluted net income per share:	$0.44	$0.30	$0.71	$0.56
Weighted average number of common shares outstanding:
Basic	61,751,530	60,319,521	61,511,183	60,125,477
Diluted	61,911,699	60,438,606	61,661,560	60,215,050
Dividends declared per common share	$0.2750	$0.2425	$0.5500	$0.4850

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$27,627	$18,441	$43,990	$34,081
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	2,719	(839)	8,102	(179)
Reclassification adjustment of derivative instruments included in net income	(575)	409	(814)	1,034
Other comprehensive income	2,144	(430)	7,288	855
Comprehensive income	29,771	18,011	51,278	34,936
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	182	128	291	245
Other comprehensive income attributable to noncontrolling interest	14	(7)	48	3
Comprehensive income attributable to noncontrolling interest	196	121	339	248
Comprehensive Income Attributable to Common Shareholders	$29,575	$17,890	$50,939	$34,688

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2017	61,329,489	$6	$473,685	$36,318	$4,478	$7,781	$522,268
ASU 2017-12 cumulative effect adjustment	—	—	—	(467)	467	—	—
Net income	—	—	—	43,699	—	291	43,990
Other comprehensive income	—	—	—	—	7,240	48	7,288
ATM proceeds, net of issuance costs	1,533,932	—	34,609	—	—	—	34,609
Dividends and distributions to equity holders	—	—	—	(34,132)	—	(224)	(34,356)
Stock-based compensation, net	66,949	—	1,941	—	—	—	1,941
Balance at June 30, 2018	62,930,370	$6	$510,235	$45,418	$12,185	$7,896	$575,740

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows - operating activities
Net income	$43,990	$34,081
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,569	10,829
Gain on disposal of land, building, and equipment	(10,879)	(3,291)
Gain on exchange of nonfinancial assets	(228)	—
Amortization of financing costs	910	813
Stock-based compensation expense	2,107	1,198
Deferred income taxes	—	(39)
Changes in assets and liabilities:
Derivative assets and liabilities	(8)	62
Straight-line rent adjustment	(4,563)	(4,795)
Rent received in advance	166	254
Other assets and liabilities	(1,077)	122
Net cash provided by operating activities	40,987	39,234
Cash flows - investing activities
Purchases of real estate investments	(37,989)	(64,013)
Proceeds from sale of real estate investments	15,714	5,001
Advance deposits on acquisition of operating real estate	(122)	(122)
Cash used in investing activities	(22,397)	(59,134)
Cash flows - financing activities
Net proceeds from equity issuance	34,609	28,871
Proceeds from issuance of senior notes	—	125,000
Payment of deferred financing costs	—	(1,690)
Proceeds from revolving credit facility	—	36,000
Repayment of revolving credit facility	—	(81,000)
Payment of dividend to shareholders	(33,697)	(29,054)
Distribution to non-controlling interests	(224)	(249)
Redemption of non-controlling interests	—	(988)
Repayment of debt assumed in purchase of real estate investments	—	(2,305)
Net cash used in financing activities	688	74,585
Net increase in cash and cash equivalents	19,278	54,685
Cash and cash equivalents, including restricted cash, at beginning of period	69,371	26,643
Cash and cash equivalents, including restricted cash, at end of period	$88,649	$81,328
Supplemental disclosures:
Interest paid	$8,908	$7,724
Income taxes paid	$410	$333
Non-cash investing and financing activities:
Dividends declared but not paid	$17,278	$14,820
Debt assumed in acquisition of real estate investments	$—	$2,305
Change in fair value of derivative instruments	$7,287	$793
Operating partnership units issued in exchange for real estate investments	$—	$3,608

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
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders, subject to certain adjustments and excluding any net capital gain. As a REIT, we will not be subject to U.S. federal corporate income tax on that portion of net income that is distributed to our shareholders.  However, FCPT’s taxable REIT subsidiaries (“TRS”) will generally be subject to U.S. federal, state, and local income taxes. We made our REIT election upon the filing of our 2016 tax return.
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
Real Estate Investments, Net
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-five years using the straight-line method. Leasehold improvements, which are reflected on our balance sheets as a component of buildings, equipment and improvements are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Other equipment is generally depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying Consolidated Statements of Income and Comprehensive Income.
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
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below market lease intangibles are generally amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

believes it is likely the tenant will exercise the renewal option. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized as an impairment loss in depreciation and amortization expense.
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Consolidated Statements of Income and Comprehensive Income as the original impairment, if any.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There was no real estate held for sale at June 30, 2018.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	June 30,	December 31,
(In thousands)	2018	2017
Cash and cash equivalents	$88,371	$64,466
Restricted cash (included in Other assets)	278	4,905
Total Cash, Cash Equivalents, and Restricted Cash	$88,649	$69,371
Long-term Debt
Long-term debt is carried at unpaid principal balance, net of deferred financing costs. All of our long-term debt is currently unsecured and interest is paid monthly on our non-amortizing term loan and revolving credit facility and semi-annually on our senior fixed rate notes.
See Note 6 - Long-term Debt, Net of Deferred Financing Costs for additional information.
Deferred Financing Costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Revenue Recognition
Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, “Revenue from Contracts with Customers” using the modified retrospective method. The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. Effective January 1, 2018, the Company also adopted FASB ASU No. 2017-15, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” Through the evaluation and implementation process, we have determined FCPT’s key revenue stream that could be impacted by FASB ASU No. 2014-09, as amended by FASB ASU No. 2017-05, is the gain on disposition of real estate reported on the Consolidated Statements of Income and Comprehensive Income. We previously recognized revenue from asset sales at the time of closing (i.e., transfer of asset). After adoption of FASB No. ASU 2014-09, as amended by FASB ASU No. 2017-05, we will evaluate the transaction to determine if control has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. Adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.

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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At June 30, 2018, and December 31, 2017, credit card receivables totaled $86 thousand and $90 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our consolidated statements of income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Kerrow Restaurant Operating Business is a TRS and is taxed as a C corporation.
We provide for U.S. federal and state income taxes currently payable as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. U.S. federal income tax credits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Interest recognized on reserves for uncertain tax positions is included in interest, net in our Consolidated Statements of Comprehensive Income. A corresponding liability for accrued interest is included as a component of other liabilities on our Consolidated Balance Sheets. Penalties, when incurred, are recognized in general and administrative expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Effective January 1, 2018, the Company adopted FASB ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash.” FASB No. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. This adoption did not have a material impact on our financial statements and as a result of adoption, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows.
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
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. With 298 locations in our portfolio, Olive Garden branded restaurants comprise approximately 56% of our leased properties and approximately 65% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 44 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (10.7%) and Florida (10.1%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At June 30, 2018, our exposure to risk related to our derivative instruments totaled

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$12.3 million and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESMENTS, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Land	$471,870	$449,331
Buildings and improvements	981,313	977,783
Equipment	137,035	137,841
Total gross real estate investments	1,590,218	1,564,955
Less: accumulated depreciation	(605,407)	(598,846)
Total Real Estate Investments, Net	$984,811	$966,109
During the six months ended June 30, 2018, the Company invested $37.9 million, including transaction costs, in 21 restaurant properties located in ten states, and allocated the investment as follows: $24.7 million to land, $8.7 million to buildings and improvements, and $4.5 million to intangible assets principally related to the value of the in-place leases acquired. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 11.1 years as of June 30, 2018. During the six months ended June 30, 2018, the Company sold one property with a net book value of $4.6 million for a realized gain on sale of $10.9 million.
Operating Leases
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases, and because lease renewal periods are exercisable at the option of the lessee, the table presents future minimum lease payments due during the initial lease term only.

June 30,
(In thousands)	2018
2018 (six months)	$55,068
2019	111,467
2020	113,009
2021	114,436
2022	116,060
2023	117,432
Thereafter	890,583
Total Future Minimum Lease Payments	$1,518,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Intangible lease assets, net	$8,273	$3,914
Prepaid acquisition costs	1,755	1,385
Prepaid assets	449	383
Accounts receivable	431	616
Restricted cash	278	4,905
Food and beverage inventories	156	186
Other	561	568
Total Other Assets	$11,903	$11,957
Other Liabilities
The components of other liabilities were as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Accrued interest expense	$1,331	$1,290
Accounts payable	707	1,055
Deferred lease liability	691	663
Accrued compensation	1,164	1,543
Accrued operating expenses	369	488
Intangible lease liabilities, net	101	—
Other	583	667
Total Other Liabilities	$4,946	$5,706
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

	June 30,	December 31,
(In thousands)	2018	2017
Acquired in-place lease intangibles	$8,054	$4,209
Above-market leases	804	—
Lease incentives	40	40
Total	8,898	4,249
Less: Accumulated amortization	(625)	(335)
Intangible Lease Assets, Net	$8,273	$3,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30,	December 31,
(In thousands)	2018	2017
Below-market leases	$115	$—
Less: Accumulated amortization	(14)	—
Intangible Lease Liabilities, Net	$101	$—
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $123 thousand and $80 thousand for the three months ended June 30, 2018 and 2017, and $245 thousand and $160 thousand for the six months ended June 30, 2018 and 2017, respectively. The value of above-market and below-market leases and lease incentives amortized as an adjustment to revenue was $15 thousand and $31 thousand for the three and six months ended June 30, 2018. There was no amortization for adjustments to revenue for the six months ended June 30, 2017.
At June 30, 2018, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 14.7 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, and lease incentives was 14.7 years, 12.5 years, 4.3 years, and 19.1 years, respectively.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, above-market and below-market lease intangibles, and lease incentives for properties held for investment at June 30, 2018.

(In thousands)	June 30, 2018
2018 (six months)	$370
2019	739
2020	738
2021	707
2022	628
2023	557
Thereafter	4,433
Total Future Amortization	$8,172
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At June 30, 2018, and December 31, 2017, our long-term debt consisted of (1) a $400 million, non-amortizing term loan and (2) $125 million of senior, unsecured, fixed rate notes.
At June 30, 2018 and December 31, 2017, net unamortized deferred financing costs were approximately $8.6 million and $9.5 million, respectively. During the three months ended June 30, 2018 and 2017, amortization of deferred financing costs was $455 thousand and $415 thousand, respectively. During the six months ended June 30, 2018 and June 30, 2017, amortization of deferred financing costs was $910 thousand and $813 thousand, respectively. The weighted average interest rate on the term loan before consideration of the interest rate hedge described below was 3.40% and 2.79% at June 30, 2018 and December 31, 2017, respectively.
At both June 30, 2018, and December 31, 2017, there was no balance outstanding under the $250 million revolving credit facility nor any outstanding letters of credit. The Company was in compliance with all debt covenants at June 30, 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

exposures that arise from business activities that result in our receipt or payment of future cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of June 30, 2018, our variable-rate debt of $400 million is hedged by swaps with notional values totaling $400 million through November 9, 2018. From November 9, 2018, through the loan maturity date of the variable-rate debt, November 9, 2022, there are swaps in place with notional amounts totaling $300 million.
After the Company’s adoption of ASU 2017-12 in January 2018, it no longer separately measures and reports hedge ineffectiveness prospectively. For the three months and six months ended June 30, 2018, we recorded approximately $40 thousand and $36 thousand of income, respectively, related to hedge ineffectiveness in earnings. The hedge ineffectiveness was attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $2.8 million will be reclassified to earnings as a decrease to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the six months ended June 30, 2018 and 2017, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2018 and December 31, 2017.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		June 30, 2018	December 31, 2017		June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$12,284	$4,997	Derivative liabilities	$—	$8
Total		$12,284	$4,997		$—	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three and six months ended June 30, 2018 and 2017.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest expense Presented in the Consolidated Statements of Income
Three months ended June 30, 2018	$2,719	Interest expense	$575	$4,877
Three months ended June 30, 2017	$(839)	Interest expense	$(409)	$4,508
Six months ended June 30, 2018	$8,102	Interest expense	$814	$9,733
Six months ended June 30, 2017	$(179)	Interest expense	$(1,034)	$8,604
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at June 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2018	$12,284	$—	$12,284	$—	$—	$12,284
December 31, 2017	4,997	—	4,997	(8)	—	4,989

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2018	$—	$—	$—	$—	$—	$—
December 31, 2017	8	—	8	(8)	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At June 30, 2018 and December 31, 2017, the fair value of derivatives in a net asset position related to these agreements was approximately $12.3 million and $5.0 million, respectively. As of June 30, 2018, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at June 30, 2018, we would have been entitled to the termination value of $12.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the six months ended June 30, 2018 related to the REIT.
FCPT’s TRSs will generally be subject to U.S. federal, state, and local income taxes. During the three months ended June 30, 2018 and 2017, our income tax provision was $66 thousand and $61 thousand, respectively. During the six months ended June 30, 2018 and 2017, our income tax provision was $125 thousand and $106 thousand, respectively.
In December 2017, the Tax Cuts and Jobs Act lowered the U.S. federal income tax rate on corporations to 21% effective for taxable years after December 31, 2017. Due to FCPT’s REIT status and the nominal taxable income at our Kerrow Restaurant Operating Business, there was not a significant impact to our reported results resulting from this change.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of June 30, 2018. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 9 – EQUITY
Preferred Stock
At June 30, 2018 and December 31, 2017, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at June 30, 2018 or December 31, 2017.
Common Stock
At June 30, 2018 and December 31, 2017, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share, of common stock.
In June 2018, we declared a dividend of $0.275 per share, which was paid in July 2018 to common stockholders of record as of June 29, 2018.
At June 30, 2018, there were 62,930,370 shares of the Company's common stock issued and outstanding.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company established an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the New York Stock Exchange through broker-dealers. During the three and six months ended June 30, 2018, we sold 1,533,932 shares under the ATM program at a weighted-average selling price of $22.97 per share, for net proceeds of approximately $34.6 million. At June 30, 2018, there was $81.3 million available for issuance under the ATM program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Noncontrolling Interest
At June 30, 2018, there were 409,320 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the six months ended June 30, 2018, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $9.8 million and $10.6 million as of June 30, 2018 and December 31, 2017, respectively.
At June 30, 2018, FCPT is the owner of approximately 99.34% of FCPT’s OP units. The remaining 0.66%, or 409,320 of FCPT’s OP units are held by unaffiliated limited partners. During the six months ended June 30, 2018, FCPT OP distributed $224 thousand to limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except for shares and per share data)	2018	2017	2018	2017
Average common shares outstanding – basic	61,751,530	60,319,521	61,511,183	60,125,477
Net effect of dilutive equity awards	160,169	119,085	150,377	89,573
Average common shares outstanding – diluted	61,911,699	60,438,606	61,661,560	60,215,050
Net income available to common shareholders	$27,445	$18,313	$43,699	$33,836
Basic net earnings per share	$0.44	$0.30	$0.71	$0.56
Diluted net earnings per share	$0.44	$0.30	$0.71	$0.56
For the three months ended June 30, 2018 and 2017, the number of outstanding equity awards that were anti-dilutive totaled 314,050 and 305,221, respectively. For the six months ended June 30, 2018 and 2017, the number of outstanding equity awards that were anti-dilutive totaled 317,313 and 272,269, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the six months ended June 30, 2018 and 2017 was 409,320 and 434,070, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2018, 1,634,657 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled approximately $5.0 million at June 30, 2018 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2018	$524	$1,052	$2,302	$3,878
Equity grants	414	1,612	1,180	3,206
Equity grant forfeitures	—	(5)	—	(5)
Equity compensation expense	(371)	(826)	(910)	(2,107)
Unrecognized Compensation Cost at June 30, 2018	$567	$1,833	$2,572	$4,972

At June 30, 2018, the weighted average amortization period remaining for all of our equity awards was 1.6 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and three years.
At June 30, 2018 and December 31, 2017, there were 78,791 and 64,983 RSUs outstanding, respectively. During the six months ended June 30, 2018, there were 17,896 shares of restricted stock granted, 4,088 restrictions on RSUs lapsed and those shares distributed, and no RSUs were forfeited. Restrictions on these shares lapse through 2019.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At June 30, 2018 and December 31, 2017, there were 102,254 and 81,909 RSAs outstanding, respectively. During the six months ended June 30, 2018 there were 67,845 shares of restricted stock granted, restrictions on 47,292 RSAs lapsed and those shares were distributed, and 7,126 RSAs were designated for tax withholdings. Restrictions on these shares lapse through 2021.
Performance-Based Restricted Stock Awards
During the six months ended June 30, 2018, PSUs with a target number of 68,490 shares were granted. At June 30, 2018 and December 31, 2017, the target number of PSUs that were unvested was 204,068 and 135,578, respectively. The performance period of the grants run from January 1, 2018 through December 31, 2020, from January 1, 2017 through December 31, 2019, and from January 1, 2016 through December 31, 2018. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. Based on the grant date fair value, the Company expects to recognize $2.6 million in compensation expense on a straight-line basis over the remaining requisite service period associated with these awards.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

our Consolidated Balance Sheets on a recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$12,284	$—	$12,284

December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$4,997	$—	$4,997

Liabilities
Derivative liabilities	$—	$8	$—	$8
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at June 30, 2018 and December 31, 2017 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

June 30, 2018
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan, excluding deferred financing costs	$400,000	$400,435
Senior fixed note - 7 year, excluding deferred financing costs	$50,000	$48,820
Senior fixed note - 10 year, excluding deferred financing costs	$75,000	$72,726

December 31, 2017
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan and revolver balance, excluding deferred financing costs	$400,000	$406,637
Senior fixed note - 7 year, excluding deferred financing costs	$50,000	$50,043
Senior fixed note - 10 year, excluding deferred financing costs	$75,000	$75,184
The fair value of the long-term debt (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Rentals
The annual future lease commitments under non-cancelable operating leases for the five years subsequent to June 30, 2018 and thereafter is as follows:

(In thousands)	June 30, 2018
2018 (six months)	$295
2019	550
2020	400
2021	103
Thereafter	—
Total Future Lease Commitments	$1,348
Rental expense was $178 thousand and $156 thousand for the three months ended June 30, 2018 and 2017, and $354 thousand and $313 thousand for the six months ended June 30, 2018 and 2017, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – SEGMENTS
During the three and six months ended June 30, 2018 and 2017, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three and six months ended June 30, 2018 and 2017.
Three Months Ended June 30, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$29,596	$—	$—	$29,596
Intercompany rental revenue	100	—	(100)	—
Restaurant revenue	—	5,079	—	5,079
Total revenues	29,696	5,079	(100)	34,675
Expenses:
General and administrative	3,204	—	—	3,204
Depreciation and amortization	5,100	125	—	5,225
Restaurant expenses	—	4,886	(100)	4,786
Interest expense	4,877	—	—	4,877
Total expenses	13,181	5,011	(100)	18,092
Other income	231	—	—	231
Realized gain on sale, net	10,879	—	—	10,879
Income before income taxes	27,625	68	—	27,693
Income tax expense	(31)	(35)	—	(66)
Net Income	$27,594	$33	$—	$27,627

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended June 30, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$28,327	$—	$—	$28,327
Intercompany rental revenue	99	—	(99)	—
Restaurant revenue	—	4,826	—	4,826
Total revenues	28,426	4,826	(99)	33,153
Expenses:
General and administrative	3,459	—	—	3,459
Depreciation and amortization	5,312	114	—	5,426
Restaurant expenses	—	4,682	(99)	4,583
Interest expense	4,508	—	—	4,508
Total expenses	13,279	4,796	(99)	17,976
Other income	34	—	—	34
Realized gain on sale, net	3,291	—	—	3,291
Income before income taxes	18,472	30	—	18,502
Income tax expense	(28)	(61)	—	(89)
Net Income (Loss)	$18,444	$(31)	$—	$18,413
Six Months Ended June 30, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$59,186	$—	$—	$59,186
Intercompany rental revenue	200	—	(200)	—
Restaurant revenue	—	10,293	—	10,293
Total revenues	59,386	10,293	(200)	69,479
Expenses:
General and administrative	6,873	—	—	6,873
Depreciation and amortization	10,317	252	—	10,569
Restaurant expenses	—	9,856	(200)	9,656
Interest expense	9,733	—	—	9,733
Total expenses	26,923	10,108	(200)	36,831
Other income	588	—	—	588
Realized gain on sale, net	10,879	—	—	10,879
Income before income taxes	43,930	185	—	44,115
Income tax expense	(62)	(63)	—	(125)
Net Income	$43,868	$122	$—	$43,990

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six Months Ended June 30, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$56,091	$—	$—	$56,091
Intercompany rental revenue	197	—	(197)	—
Restaurant revenue	—	9,766	—	9,766
Total revenues	56,288	9,766	(197)	65,857
Expenses:
General and administrative	6,316	—	—	6,316
Depreciation and amortization	10,594	235	—	10,829
Restaurant expenses	—	9,448	(197)	9,251
Interest expense	8,604	—	—	8,604
Total expenses	25,514	9,683	(197)	35,000
Other income	39	—	—	39
Realized gain on sale, net	3,291	—	—	3,291
Income before income taxes	34,104	83	—	34,187
Income tax expense	(56)	(50)	—	(106)
Net Income (Loss)	$34,048	$33	$—	$34,081
The following tables present supplemental information by segment at June 30, 2018 and December 31, 2017.
Supplemental Segment Information at June 30, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,573,515	$16,703	$1,590,218
Accumulated depreciation	(598,858)	(6,549)	(605,407)
Total real estate investments, net	$974,657	$10,154	$984,811
Cash and cash equivalents	$86,625	$1,746	$88,371
Total assets	$1,110,422	$12,452	$1,122,874
Long-term debt, net of deferred financing costs	$516,449	$—	$516,449
Supplemental Segment Information at December 31, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,548,259	$16,696	$1,564,955
Accumulated depreciation	(592,293)	(6,553)	(598,846)
Total real estate investments, net	$955,966	$10,143	$966,109
Cash and cash equivalents	$63,229	$1,237	$64,466
Total assets	$1,056,500	$12,159	$1,068,659
Long-term debt, net of deferred financing costs	$515,539	$—	$515,539
NOTE 14 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after June 30, 2018, the date of the consolidated balance sheet, through July 26, 2018 and noted the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On July 16, 2018, the Company invested $3.6 million in the acquisition of one property located in Austin, Texas. The property is occupied by Buffalo Wild Wings under a triple-net lease with an approximate remaining lease term of 6 years. The Company funded the acquisition with Section 1031 exchange proceeds and cash on hand. The Company anticipates accounting for this transaction as an asset acquisition in accordance with U.S. GAAP. There were no contingent liabilities associated with this transaction at June 30, 2018.
There were no other material subsequent events or transactions.

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
During the three months ended June 30, 2018, FCPT acquired nine restaurant properties for a total investment value of $16.9 million, including transaction cost. These properties are 100% occupied under net leases with a weighted average lease term of 13.7 years. During the six months ended June 30, 2018, FCPT acquired 21 restaurant properties in nine states for a total investment of $37.9 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average lease term of 11.1 years.

At June 30, 2018, our wholly-owned lease portfolio had the following characteristics:

•	535 free-standing properties located in 44 states and representing an aggregate leasable area of 3.7 million square feet;

•	99.9% occupancy (based on square feet);

•	A weighted average remaining lease term of 12.5 years (based on annualized cash rent);

•	Weighted average annual rent escalation of 1.5% (based on annualized cash rent); and

•	87% investment grade tenancy (based on annualized cash rent).
Results of Operations
The following discussion includes the results of our operations for the three months and six months ended June 30, 2018 and 2017 as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenues:
Rental revenue	$29,596	$28,327	$59,186	$56,091
Restaurant revenue	5,079	4,826	10,293	9,766
Total revenues	34,675	33,153	69,479	65,857
Expenses:
General and administrative	3,204	3,459	6,873	6,316
Depreciation and amortization	5,225	5,426	10,569	10,829
Restaurant expenses	4,786	4,583	9,656	9,251
Interest expense	4,877	4,508	9,733	8,604
Total expenses	18,092	17,976	36,831	35,000
Other income	231	34	588	39
Realized gain on sale, net	10,879	3,291	10,879	3,291
Income before provision for income taxes	27,693	18,502	44,115	34,187
Income tax expense	(66)	(61)	(125)	(106)
Net income	27,627	18,441	43,990	34,081
Net income attributable to noncontrolling interest	(182)	(128)	(291)	(245)
Net Income Attributable to Common Shareholders	$27,445	$18,313	$43,699	$33,836
During the three and six months ended June 30, 2018, we operated in two segments: real estate operations and restaurant operations.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Real Estate Operations
Rental Revenue
Rental revenue increased $1.3 million, or 4.5%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was due to the acquisition of 32 properties less three properties sold during the year-over-year period from July 1, 2017 through June 30, 2018. We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
Operating Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expense decreased $255 thousand in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to decreases in legal and accounting professional fees partially offset by increases in employee salary and non-cash stock compensation expense.
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to 55 years. Depreciation and amortization decreased by approximately $201 thousand for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to certain assets acquired from Darden becoming fully depreciated during the year and was partially offset by FCPT’s acquisition of additional properties.
Interest Expense
We incur interest expense on our $400 million term loan, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $125 million of senior fixed rate notes. Interest expense increased $0.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to interest expense on the senior fixed rate notes, which were issued in June 2017. This increase was partially offset by a decrease in interest expense on funds borrowed under the revolving credit facility, which were paid down in the second quarter of 2017. As of June 30, 2018 and 2017, we had no outstanding borrowings under the revolving credit facility.
Realized Gain on Sale, Net
During second quareter of 2018, the Company sold one property leased to Darden for total consideration of $16.2 million, resulting in a realized gain on sale of $10.9 million, net of costs to sell. During the second quarter of 2017, the Company sold one property leased to Darden for total consideration of $5.2 million, resulting in a realized gain on sale of $3.3 million, net of costs to sell.
Income Taxes
During the three months ended June 30, 2018 and 2017, our income tax expense was $66 thousand and $61 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues increased by $253 thousand during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a continued emphasis on customer service, increased marketing and outreach, an increase in to-go and catering orders, and a general improvement in casual dining trends. Average revenue per restaurant increased by 5.2% to $847 thousand per location during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Total restaurant expenses increased by $203 thousand, or 4.4%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an insurance allocation, moving expenses, performance bonuses, and increased staffing.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Real Estate Operations
Rental Revenue
Rental revenue increased $3.1 million, or 5.5%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was due to the acquisition of 32 properties less three properties sold during the year-over-year period. We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
Operating Expenses
General and administrative expense increased $557 thousand in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to increases in non-cash stock compensation expense and employee salaries. The increases were partially offset by a decrease in accounting professional fees due to bringing the accounting function in-house in the second quarter of 2017.

Depreciation and amortization decreased $260 thousand for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to certain assets acquired from Darden becoming fully depreciated during the year and was partially offset by FCPT’s acquisition of additional properties.
Interest Expense
Interest expense increased $1.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to interest expense on the senior fixed rate notes, which were issued in June 2017. This increase was partially offset by a decrease in interest expense on funds borrowed under the revolving credit facility, which were paid down in the second quarter of 2017.
Income Taxes
During the six months ended June 30, 2018 and 2017, our income tax expense was $125 thousand and $106 thousand, respectively. The income tax provision consists of U.S. federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues increased by $527 thousand during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a continued emphasis on customer service, increased marketing and outreach, an increase in to-go and catering orders, and a general improvement in casual dining trends. Average revenue per restaurant increased by 5.4% to $1.72 million per location during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Total restaurant expenses increased by $405 thousand, or 4.4% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an insurance allocation, moving expenses, performance bonuses, and increased staffing.
Critical Accounting Policies
The preparation of FCPT’s consolidated financial statements in conformance with GAAP requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At June 30, 2018, we had $88.4 million of cash and cash equivalents and $250.0 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2021, subject to our ability to extend the term for two additional six-month periods to November 9, 2022. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of June 30, 2018, we had no outstanding borrowings under our revolving credit facility and no outstanding letters of credit. The credit facility also includes a $400 million, non-amortizing term loan that is due on November 9, 2022.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. During the three and six months ended June 30, 2018, we issued 1,533,932 shares under our “At-the-Market” (“ATM”) equity issuance program at a weighted-average selling price of $22.97 per share, for net proceeds of approximately $34.6 million. The proceeds will be employed to fund acquisitions and for general corporate purposes. At June 30, 2018, $81.3 million in gross proceeds capacity remained available under the ATM program.
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
Off-Balance Sheet Arrangements
At June 30, 2018, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Net income	$27,627	$18,441	$43,990	$34,081
Depreciation and amortization on real estate investments	5,209	5,419	10,540	10,814
Realized gain on sales of real estate	(10,879)	(3,291)	(10,879)	(3,291)
Realized gain on exchange of real estate (1)	—	—	(228)	—
FFO (as defined by NAREIT)	$21,957	$20,569	$43,423	$41,604
Straight-line rent	(2,280)	(2,422)	(4,563)	(4,795)
Non-cash stock-based compensation	924	704	2,107	1,198
Non-cash amortization of deferred financing costs	455	415	910	813
Other non-cash interest (income) expense	(1)	11	(6)	63
Non-real estate investment depreciation	16	7	29	15
Amortization of above and below market leases	15	—	31	—
Adjusted Funds from Operations (AFFO)	$21,086	$19,284	$41,931	$38,898

Fully diluted shares outstanding (2)	62,321,019	60,870,695	62,070,880	60,649,120

FFO per diluted share	$0.35	$0.34	$0.70	$0.69

AFFO per diluted share	$0.34	$0.32	$0.68	$0.64
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
Adjusted Funds from Operations is a non-U.S. GAAP measure that is used as a supplemental operating measure specifically for comparing year-over-year ability to fund dividend distribution from operating activities. AFFO is used by us as a basis to address our ability to fund our dividend payments. We calculate AFFO by adding to or subtracting from FFO:

1.	Transaction costs incurred in connection with business combinations

2.	Straight-line rent revenue adjustment

3.	Non-cash stock-based compensation expense

4.	Non-cash amortization of deferred financing costs

5.	Other non-cash interest expense (income)

6.	Non-real estate investment depreciation

7.	Merger, restructuring and other related costs

8.	Impairment charges

9.	Amortization of above and below market leases

10.	Amortization of capitalized leasing costs

11.	Debt extinguishment gains and losses

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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	July 26, 2018	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 26, 2018	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	July 26, 2018	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)