Form 10-Q
period 2018-09-30
Four Corners Property Trust, Inc.
filed 2018-10-30
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of October 29, 2018: 67,755,399

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate investments:
Land	$549,070	$449,331
Buildings, equipment and improvements	1,214,792	1,115,624
Total real estate investments	1,763,862	1,564,955
Less: Accumulated depreciation	(610,835)	(598,846)
Total real estate investments, net	1,153,027	966,109
Intangible lease assets, net	12,549	3,835
Total real estate investments and intangible lease assets, net	1,165,576	969,944
Cash and cash equivalents	26,890	64,466
Straight-line rent adjustment	27,799	21,130
Derivative assets	12,634	4,997
Other assets	3,279	8,122
Total Assets	$1,236,178	$1,068,659

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$516,904	$515,539
Dividends payable	18,519	16,843
Rent received in advance	8,300	8,295
Derivative liabilities	—	8
Other liabilities	7,377	5,706
Total liabilities	551,100	546,391

Equity:
Preferred stock, par value $0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 67,441,692 and 61,329,489 shares issued and outstanding, respectively	7	6
Additional paid-in capital	620,216	473,685
Retained earnings	44,393	36,318
Accumulated other comprehensive income	12,566	4,478
Noncontrolling interest	7,896	7,781
Total equity	685,078	522,268
Total Liabilities and Equity	$1,236,178	$1,068,659

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental revenue	$31,324	$28,835	$90,509	$84,926
Restaurant revenue	4,798	4,676	15,091	14,445
Total revenues	36,122	33,511	105,600	99,371
Expenses:
General and administrative	3,225	2,899	10,098	9,215
Depreciation and amortization	5,743	5,425	16,312	16,254
Restaurant expenses	4,713	4,571	14,370	13,823
Interest expense	4,934	5,463	14,667	14,066
Total expenses	18,615	18,358	55,447	53,358
Other income	164	172	752	211
Realized gain on sale, net	—	4,042	10,879	7,333
Income before income taxes	17,671	19,367	61,784	53,557
Income tax expense	(64)	(33)	(189)	(139)
Net income	17,607	19,334	61,595	53,418
Net income attributable to noncontrolling interest	(111)	(129)	(402)	(374)
Net Income Available to Common Shareholders	$17,496	$19,205	$61,193	$53,044

Basic net income per share:	$0.27	$0.31	$0.97	$0.88
Diluted net income per share:	$0.27	$0.31	$0.97	$0.88
Weighted average number of common shares outstanding:
Basic	65,347,842	61,112,051	62,804,123	60,457,949
Diluted	65,577,975	61,256,145	62,987,282	60,567,152
Dividends declared per common share	$0.2750	$0.2425	$0.8250	$0.7275

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$17,607	$19,334	$61,595	$53,418
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	1,132	293	9,234	115
Reclassification adjustment of derivative instruments included in net income	(748)	196	(1,562)	1,230
Other comprehensive income (loss)	384	489	7,672	1,345
Comprehensive income	17,991	19,823	69,267	54,763
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	111	129	402	374
Other comprehensive income attributable to noncontrolling interest	2	4	51	7
Comprehensive income attributable to noncontrolling interest	113	133	453	381
Comprehensive Income Attributable to Common Shareholders	$17,878	$19,690	$68,814	$54,382

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2017	61,329,489	$6	$473,685	$36,318	$4,478	$7,781	$522,268
ASU 2017-12 cumulative effect adjustment	—	—	—	(467)	467	—	—
Net income	—	—	—	61,193	—	402	61,595
Other comprehensive income	—	—	—	—	7,621	51	7,672
ATM proceeds, net of issuance costs	2,022,106		47,305	—	—	—	47,305
Equity offering, net of issuance costs	4,025,000	1	96,355	—	—	—	96,356
Dividends and distributions to equity holders	—	—	—	(52,651)	—	(338)	(52,989)
Stock-based compensation, net	65,097	—	2,871	—	—	—	2,871
Balance at September 30, 2018	67,441,692	$7	$620,216	$44,393	$12,566	$7,896	$685,078

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows - operating activities
Net income	$61,595	$53,418
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,312	16,254
Gain on disposal of land, building, and equipment	(10,879)	(7,333)
Gain on exchange of non-financial assets	(228)	—
Amortization of financing costs	1,368	1,265
Stock-based compensation expense	2,871	1,920
Deferred income taxes	—	(32)
Changes in assets and liabilities:
Derivative assets and liabilities	27	105
Straight-line rent adjustment	(6,857)	(7,283)
Rent received in advance	5	(10)
Other assets and liabilities	1,601	1,875
Net cash provided by operating activities	65,815	60,179
Cash flows - investing activities
Purchases of real estate investments	(216,272)	(70,366)
Proceeds from sale of real estate investments	15,714	10,734
Advance deposits on acquisition of operating real estate	(86)	(757)
Cash used in investing activities	(200,644)	(60,389)
Cash flows - financing activities
Net proceeds from ATM equity issuance	47,305	28,787
Net proceeds from equity offering	96,356	—
Proceeds from issuance of senior notes	—	125,000
Payment of deferred financing costs	—	(1,809)
Proceeds from revolving credit facility	—	36,000
Repayment of revolving credit facility	—	(81,000)
Payment of dividends to shareholders	(50,975)	(43,875)
Distributions to non-controlling interests	(338)	(348)
Redemption of non-controlling interests	—	(988)
Repayment of debt assumed in purchase of real estate investments	—	(2,305)
Net cash provided by financing activities	92,348	59,462
Net (decrease) increase in cash and cash equivalents, including restricted cash	(42,481)	59,252
Cash and cash equivalents, including restricted cash, at beginning of period	69,371	26,643
Cash and cash equivalents, including restricted cash, at end of period	$26,890	$85,895
Supplemental disclosures:
Interest paid	$13,199	$10,945
Income taxes paid	615	522
Non-cash investing and financing activities:
Dividends declared but not paid	$18,519	$14,820
Debt assumed in acquisition of real estate investments	—	2,305
Change in fair value of derivative instruments	7,637	1,240
Operating partnership units issued in exchange for real estate investments	—	3,609

The accompanying notes are an integral part of this financial statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. The Company reclassified intangible lease assets, net of $3.8 million at December 31, 2017, from Other assets to Intangible lease assets, net on the Consolidated Balance Sheet.
Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The Company allocates the purchase price (including acquisition and closing costs) of real estate acquisitions to land, building, and improvements based on their relative fair values, as-if-vacant, and lease intangibles (if any). In making estimates of fair values for this purpose, the Company uses a third-party specialist that obtains various information about each property, as well as the pre-acquisition due diligence of the Company and prior leasing activities at the site.
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, acquired lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the asset carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above-market and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of the purchase price paid for a property after adjusting existing in-place leases to current market lease rates over the estimated fair value of the property as-if-vacant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There was no real estate held for sale at September 30, 2018 or December 31, 2017.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	September 30,	December 31,
(In thousands)	2018	2017
Cash and cash equivalents	$26,890	$64,466
Restricted cash (included in Other assets)	—	4,905
Total Cash, Cash Equivalents, and Restricted Cash	$26,890	$69,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria in accordance with United States generally accepted accounting principles (“U.S. GAAP”), changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.
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
See Note 7 - Derivative Financial Instruments for additional information.
Other Assets and Liabilities
Other assets primarily consist of pre-acquisition costs, prepaid assets, food and beverage inventories, restricted cash (escrow deposits), lease origination fees, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest, accrued operating expenses, intangible lease liabilities, and deferred rent obligations on certain operating leases.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Refer to the Application of New Accounting Standards section below for discussion of FASB ASU 2016-02, “Leases (Topic 842)”.
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At September 30, 2018, and December 31, 2017, credit card receivables totaled $68 thousand and $90 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our consolidated statements of income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Application of New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840). FASB ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. We have completed our initial inventory and evaluation, and upon adoption, we will recognize lease obligations for the three ground leases at our Kerrow Restaurant Operating Business and our corporate office lease, with corresponding right of use assets. We estimate that the right of use assets and lease liabilities to be recognized upon adoption will represent less than 2% of total assets. We will continue to recognize lease expense for these leases, expected to be included in Restaurant expenses and General and administrative expenses, respectively, in our Consolidated Statements of Income.
FASB ASU 2016-02 requires lessors to record certain lessor costs paid directly by lessees to third parties as revenue and expense on a gross basis. We may be required to show certain of these expenses on our Consolidated Statements of Income, but this will not result in an impact to net income or cash flows. We are continuing to evaluate the impact of adoption of this accounting standard and changes in presentation and disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. FASB ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. FASB ASU 2018-13 requires additional disclosures for recurring and nonrecurring Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early application is permitted for all entities. We do not expect adoption of this ASU to have a material impact on our disclosures.
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
(Unaudited)

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
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 79% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited financial statements for Darden can be found in the Investor Relations section at www.darden.com. We are providing this website address solely for the information of our stockholders. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. With 299 locations in our portfolio, Olive Garden branded restaurants comprise approximately 51% of our leased properties and approximately 59% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 45 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (12.5%) and Florida (11.7%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At September 30, 2018, our exposure to risk related to our derivative instruments totaled $12.6 million and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Land	$549,070	$449,331
Buildings and improvements	1,077,703	977,783
Equipment	137,089	137,841
Total gross real estate investments	1,763,862	1,564,955
Less: accumulated depreciation	(610,835)	(598,846)
Total real estate investments, net	1,153,027	966,109
Intangible lease assets, net	12,549	3,835
Total Real Estate Investments and Intangible Lease Assets, Net	$1,165,576	$969,944
During the nine months ended September 30, 2018, the Company invested $216.1 million, including transaction costs, in 77 restaurant properties located in twenty-nine states, and allocated the investment as follows: $101.9 million to land, $105.0 million to buildings and improvements, and $9.2 million to intangible assets principally related to the value of the in-place leases acquired. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 13.6 years as of September 30, 2018. During the nine months ended September 30, 2018, the Company sold one property with a net book value of $4.6 million for a realized gain on sale of $10.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the nine months ended September 30, 2017, the Company invested $76.1 million, including transaction costs, in 35 restaurant properties located in 14 states, and allocated the investment as follows: $22.2 million to land, $52.9 million to buildings and improvements, and $1.0 million to intangible assets related to leases. These properties were 100% occupied under triple-net leases, with a weighted average remaining lease term of 17.8 years at September 30, 2017.
Operating Leases as Lessor
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases, and because lease renewal periods are exercisable at the option of the lessee, the table presents future minimum lease payments due during the initial lease term only.

September 30,
(In thousands)	2018
2018 (three months)	$30,474
2019	122,746
2020	124,210
2021	125,643
2022	127,267
2023	128,974
Thereafter	1,009,650
Total Future Minimum Lease Payments	$1,668,964
Intangible Lease Assets and Liabilities, Net
The following tables detail intangible lease assets and liabilities. Intangible lease liabilities are included in Other Liabilities on our Consolidated Balance Sheets. Acquired in-place lease intangibles are amortized over the remaining lease term as depreciation and amortization expense. Above-market and below-market leases are amortized over the initial term of the respective leases as an adjustment to rental revenue.

	September 30,	December 31,
(In thousands)	2018	2017
Acquired in-place lease intangibles	$12,686	$4,169
Above-market leases	804	—
Total	13,490	4,169
Less: Accumulated amortization	(941)	(334)
Intangible Lease Assets, Net	$12,549	$3,835

	September 30,	December 31,
(In thousands)	2018	2017
Below-market leases	$115	$—
Less: Accumulated amortization	(21)	—
Intangible Lease Liabilities, Net	$94	$—
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $297 thousand and $77 thousand for the three months ended September 30, 2018 and 2017, and $542 thousand and $237 thousand for the nine months ended September 30, 2018 and 2017, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $15 thousand and $46 thousand for the three and nine months ended September 30, 2018, respectively. There was no amortization for adjustments to revenue for the nine months ended September 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At September 30, 2018, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 12.0 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, and below-market leases was 12.8 years, 12.3 years, and 4.1 years, respectively.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at September 30, 2018.

(In thousands)	September 30, 2018
2018 (three months)	$376
2019	1,503
2020	1,309
2021	1,260
2022	1,182
2023	1,110
Thereafter	5,715
Total Future Amortization	$12,455
NOTE 5 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Prepaid acquisition costs and deposits	$1,795	$1,385
Accounts receivable	411	383
Restricted cash	—	4,905
Prepaid assets	361	616
Food and beverage inventories	147	186
Other	565	647
Total Other Assets	$3,279	$8,122
Other Liabilities
The components of other liabilities were as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Accrued interest expense	$2,937	$1,290
Accounts payable	802	1,055
Deferred lease liability	702	663
Accrued compensation	1,486	1,543
Accrued operating expenses	486	488
Intangible lease liabilities, net	94	—
Other	870	667
Total Other Liabilities	$7,377	$5,706

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At September 30, 2018, and December 31, 2017, our long-term debt consisted of (1) a $400 million, non-amortizing term loan and (2) $125 million of senior, unsecured, fixed rate notes.
At September 30, 2018 and December 31, 2017, net unamortized deferred financing costs were approximately $8.1 million and $9.5 million, respectively. During the three months ended September 30, 2018 and 2017, amortization of deferred financing costs was $458 thousand and $452 thousand, respectively. During the nine months ended September 30, 2018 and September 30, 2017, amortization of deferred financing costs was $1.4 million and $1.3 million, respectively. The weighted average interest rate on the term loan before consideration of the interest rate hedge described below was 3.43% and 2.79% at September 30, 2018 and December 31, 2017, respectively.
At both September 30, 2018, and December 31, 2017, there was no balance outstanding under the $250 million revolving credit facility nor any outstanding letters of credit. The Company was in compliance with all debt covenants at September 30, 2018.
On September 18, 2018, FCPT OP entered into agreements to issue $100 million of senior, unsecured, fixed rate notes (the “Notes”) in a private placement pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”). The Notes consist of $50.0 million with an eight-year term maturing on December 20, 2026 and priced at a fixed interest rate of 4.63%, and $50.0 million of notes with a ten-year term maturing on December 20, 2028 and priced at a fixed interest rate of 4.76%. The funding of the Notes is expected to occur on December 20, 2018.
Under the terms of the Note Purchase Agreement, the Notes have the same guarantors as the $400 million term loan agreement (“Loan Agreement”). The Note Purchase Agreement contains customary financial covenants, including a total leverage ratio, a mortgage-secured leverage ratio, a secured recourse leverage ratio, a fixed charge coverage ratio, a minimum net worth requirement, an unencumbered leverage ratio and an unencumbered interest coverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the Loan Agreement. In addition, the Note Purchase Agreement includes provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the loan agreement. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company used a portion of the net proceeds from the offering to reduce amounts outstanding under its unsecured credit facility, and intends to use the remaining proceeds to fund future acquisitions and for general corporate purposes. The Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States or any other jurisdiction absent registration or an applicable exemption from the registration requirements of the Securities Act and the applicable securities laws of any state or other jurisdiction.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of September 30, 2018, our variable-rate debt of $400 million is hedged by swaps with notional values totaling $400 million through November 9, 2018. From November 9, 2018, through the loan maturity date of the variable-rate debt, November 9, 2022, there are swaps in place with notional amounts totaling $300 million.
After the Company’s adoption of ASU 2017-12 in January 2018, it no longer separately measures and reports hedge ineffectiveness prospectively. For the three months and nine months ended September 30, 2017, we recorded approximately $9 thousand and $46 thousand of income, respectively, related to hedge ineffectiveness in earnings. The hedge ineffectiveness was attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $3.0 million will be reclassified to earnings as a decrease to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2018 and 2017, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2018 and December 31, 2017.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		September 30, 2018	December 31, 2017		September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$12,634	$4,997	Derivative liabilities	$—	$8
Total		$12,634	$4,997		$—	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest expense Presented in the Consolidated Statements of Income
Three months ended September 30, 2018	$1,132	Interest expense	$748	$4,934
Three months ended September 30, 2017	$293	Interest expense	$(196)	$5,463
Nine months ended September 30, 2018	$9,234	Interest expense	$1,562	$14,667
Nine months ended September 30, 2017	$115	Interest expense	$(1,230)	$14,066
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at September 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018	$12,634	$—	$12,634	$—	$—	$12,634
December 31, 2017	4,997	—	4,997	(8)	—	4,989

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2018	$—	$—	$—	$—	$—	$—
December 31, 2017	8	—	8	(8)	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At September 30, 2018 and December 31, 2017, the fair value of derivatives in a net asset position related to these agreements was approximately $12.6 million and $5.0 million, respectively. As of September 30, 2018, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at September 30, 2018, we would have been entitled to the termination value of $12.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 8 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the nine months ended September 30, 2018 related to the REIT.
The income tax provision consists of U.S. federal, state, and local income taxes incurred by FCPT’s TRSs, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended September 30, 2018 and 2017, our income tax provision was $64 thousand and $33 thousand, respectively. During the nine months ended September 30, 2018 and 2017, our income tax provision was $189 thousand and $139 thousand, respectively.
In December 2017, the Tax Cuts and Jobs Act lowered the U.S. federal income tax rate on corporations to 21% effective for taxable years after December 31, 2017. Due to FCPT’s REIT status and the nominal taxable income at our Kerrow Restaurant Operating Business, there was not a significant impact to our reported results resulting from this change.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of September 30, 2018. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 9 – EQUITY
Preferred Stock
At September 30, 2018 and December 31, 2017, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at September 30, 2018 or December 31, 2017.
Common Stock
At September 30, 2018 and December 31, 2017, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share, of common stock.
On August 7, 2018, the Company completed a stock offering pursuant to which we sold 4,025,000 shares of our common stock, par value $0.01 per share, at a price of$25.00 per share. We raised $100.6 million in gross proceeds, resulting in net proceeds of approximately$96.4 million.
On September 30, 2018, we declared a dividend of $0.275 per share, which was paid in October 2018 to common stockholders of record as of September 28, 2018.
At September 30, 2018, there were 67,441,692 shares of the Company's common stock issued and outstanding.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company established an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the New York Stock Exchange through broker-dealers. During the three and nine months ended September 30, 2018,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

we sold 488,174 and 2,022,106 shares under the ATM program at a weighted-average selling price of $26.70 and $23.87 per share, for net proceeds of approximately $12.7 million and $47.3 million, respectively. At September 30, 2018, there was $68.3 million available for issuance under the ATM program.
Noncontrolling Interest
At September 30, 2018, there were 409,320 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the nine months ended September 30, 2018, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $10.5 million and $10.6 million as of September 30, 2018 and December 31, 2017, respectively.
At September 30, 2018, FCPT is the owner of approximately 99.40% of FCPT’s OP units. The remaining 0.60%, or 409,320 of FCPT’s OP units are held by unaffiliated limited partners. During the nine months ended September 30, 2018, FCPT OP distributed $338 thousand to its limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except for shares and per share data)	2018	2017	2018	2017
Average common shares outstanding – basic	65,347,842	61,112,051	62,804,123	60,457,949
Net effect of dilutive equity awards	230,133	144,094	183,159	109,203
Average common shares outstanding – diluted	65,577,975	61,256,145	62,987,282	60,567,152
Net income available to common shareholders	$17,496	$19,205	$61,193	$53,044
Basic net earnings per share	$0.27	$0.31	$0.97	$0.88
Diluted net earnings per share	$0.27	$0.31	$0.97	$0.88
For the three months ended September 30, 2018 and 2017, the number of outstanding equity awards that were anti-dilutive totaled 278,071 and 271,443, respectively. For the nine months ended September 30, 2018 and 2017, the number of outstanding equity awards that were anti-dilutive totaled 311,881 and 270,749, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the nine months ended September 30, 2018 and 2017 was 409,320 and 425,729, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At September 30, 2018, 1,633,801 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled approximately $4.0 million at September 30, 2018 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2018	$524	$1,052	$2,302	$3,878
Equity grants	414	1,612	1,180	3,206
Equity grant forfeitures	—	(56)	—	(56)
Equity compensation expense	(564)	(1,082)	(1,391)	(3,037)
Unrecognized Compensation Cost at September 30, 2018	$374	$1,526	$2,091	$3,991
At September 30, 2018, the weighted average amortization period remaining for all of our equity awards was 1.4 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and three years.
At September 30, 2018 and December 31, 2017, there were 78,791 and 64,983 RSUs outstanding, respectively. During the nine months ended September 30, 2018, there were 17,896 shares of restricted stock granted, 4,088 restrictions on RSUs lapsed and those shares distributed, and no RSUs were forfeited. Restrictions on these shares lapse through 2019.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At September 30, 2018 and December 31, 2017, there were 100,402 and 81,909 RSAs outstanding, respectively. During the nine months ended September 30, 2018 there were 67,845 shares of restricted stock granted, restrictions on 47,292 RSAs lapsed and those shares were distributed, 7,126 RSAs were designated for tax withholdings, and 2,060 RSAs were forfeited and returned to the Plan. Restrictions on these shares lapse through 2021.
Performance-Based Restricted Stock Awards
During the nine months ended September 30, 2018, PSUs with a target number of 68,490 shares were granted. At September 30, 2018 and December 31, 2017, the target number of PSUs that were unvested was 204,068 and 135,578, respectively. The performance period of the grants run from January 1, 2018 through December 31, 2020, from January 1, 2017 through December 31, 2019, and from January 1, 2016 through December 31, 2018. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model. Based on the grant date fair value, the Company expects to recognize $2.1 million in compensation expense on a straight-line basis over the remaining requisite service period associated with these awards.
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
(Unaudited)

our Consolidated Balance Sheets on a recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$12,634	$—	$12,634

December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$4,997	$—	$4,997

Liabilities
Derivative liabilities	$—	$8	$—	$8
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at September 30, 2018, and December 31, 2017 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.
Fair Value of Certain Financial Liabilities

September 30, 2018
(In thousands)	Carrying Value	Fair Value
Term loan, excluding deferred financing costs	$400,000	$392,386
Senior fixed note - due December 2024, excluding deferred financing costs	$50,000	$49,622
Senior fixed note - due December 2027, excluding deferred financing costs	$75,000	$75,153

December 31, 2017
(In thousands)	Carrying Value	Fair Value
Term loan, excluding deferred financing costs	$400,000	$406,637
Senior fixed note - due December 2024, excluding deferred financing costs	$50,000	$50,043
Senior fixed note - due December 2027, excluding deferred financing costs	$75,000	$75,184
The fair value of the long-term debt (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Operating Leases as Lessee
The annual future lease commitments under non-cancelable operating leases for the four years subsequent to September 30, 2018 and thereafter is as follows:

(In thousands)	September 30, 2018
2018 (three months)	$148
2019	550
2020	400
2021	103
Thereafter	—
Total Future Lease Commitments	$1,201
Rental expense was $183 thousand and $155 thousand for the three months ended September 30, 2018 and 2017, and $536 thousand and $468 thousand for the nine months ended September 30, 2018 and 2017, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 13 – SEGMENTS
During the three and nine months ended September 30, 2018 and 2017, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three and nine months ended September 30, 2018 and 2017.
Three Months Ended September 30, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$31,324	$—	$—	$31,324
Intercompany rental revenue	100	—	(100)	—
Restaurant revenue	—	4,798	—	4,798
Total revenues	31,424	4,798	(100)	36,122
Expenses:
General and administrative	3,225	—	—	3,225
Depreciation and amortization	5,614	129	—	5,743
Restaurant expenses	—	4,813	(100)	4,713
Interest expense	4,934	—	—	4,934
Total expenses	13,773	4,942	(100)	18,615
Other income	164	—	—	164
Realized gain on sale, net	—	—	—	—
Income before income taxes	17,815	(144)	—	17,671
Income tax expense	(38)	(26)	—	(64)
Net Income (Loss)	$17,777	$(170)	$—	$17,607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended September 30, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$28,835	$—	$—	$28,835
Intercompany rental revenue	99	—	(99)	—
Restaurant revenue	—	4,676	—	4,676
Total revenues	28,934	4,676	(99)	33,511
Expenses:
General and administrative	2,899	—	—	2,899
Depreciation and amortization	5,286	139	—	5,425
Restaurant expenses	—	4,670	(99)	4,571
Interest expense	5,463	—	—	5,463
Total expenses	13,648	4,809	(99)	18,358
Other income	172	—	—	172
Realized gain on sale, net	4,042	—	—	4,042
Income before income taxes	19,500	(133)	—	19,367
Income tax expense	—	(33)	—	(33)
Net Income (Loss)	$19,500	$(166)	$—	$19,334
Nine Months Ended September 30, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$90,509	$—	$—	$90,509
Intercompany rental revenue	300	—	(300)	—
Restaurant revenue	—	15,091	—	15,091
Total revenues	90,809	15,091	(300)	105,600
Expenses:
General and administrative	10,098	—	—	10,098
Depreciation and amortization	15,931	381	—	16,312
Restaurant expenses	—	14,670	(300)	14,370
Interest expense	14,667	—	—	14,667
Total expenses	40,696	15,051	(300)	55,447
Other income	752	—	—	752
Realized gain on sale, net	10,879	—	—	10,879
Income before income taxes	61,744	40	—	61,784
Income tax expense	(100)	(89)	—	(189)
Net Income (Loss)	$61,644	$(49)	$—	$61,595

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nine Months Ended September 30, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$84,926	$—	$—	$84,926
Intercompany rental revenue	296	—	(296)	—
Restaurant revenue	—	14,445	—	14,445
Total revenues	85,222	14,445	(296)	99,371
Expenses:
General and administrative	9,215	—	—	9,215
Depreciation and amortization	15,812	442	—	16,254
Restaurant expenses	—	14,119	(296)	13,823
Interest expense	14,066	—	—	14,066
Total expenses	39,093	14,561	(296)	53,358
Other income	211	—	—	211
Realized gain on sale, net	7,333	—	—	7,333
Income before income taxes	53,673	(116)	—	53,557
Income tax expense	(56)	(83)	—	(139)
Net Income (Loss)	$53,617	$(199)	$—	$53,418
The following tables present supplemental information by segment at September 30, 2018 and December 31, 2017.
Supplemental Segment Information at September 30, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,747,094	$16,768	$1,763,862
Accumulated depreciation	(604,064)	(6,771)	(610,835)
Total real estate investments, net	$1,143,030	$9,997	$1,153,027
Cash and cash equivalents	$26,028	$862	$26,890
Total assets	$1,224,865	$11,313	$1,236,178
Long-term debt, net of deferred financing costs	$516,904	$—	$516,904
Supplemental Segment Information at December 31, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Gross real estate investments	$1,548,259	$16,696	$1,564,955
Accumulated depreciation	(592,293)	(6,553)	(598,846)
Total real estate investments, net	$955,966	$10,143	$966,109
Cash and cash equivalents	$63,229	$1,237	$64,466
Total assets	$1,056,500	$12,159	$1,068,659
Long-term debt, net of deferred financing costs	$515,539	$—	$515,539
NOTE 14 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after September 30, 2018, the date of the consolidated balance sheet, through October 30, 2018 and noted the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On October 10, 2018, one leased property in Florida sustained damage due to Hurricane Michael. The tenant is working to reopen the restaurant and we are entitled to receive rent on this property during any period of repair by the tenant. The temporary closure and repair work performed by the tenant is not expected to have a material impact on the Company.
During October 2018, the Company invested $5.7 million in the acquisition of three properties located in three states, with an investment yield of 6.8%. The properties are 100% occupied under net leases with a weighted average lease terms of 10 years remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at September 30, 2018.
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
During the three months ended September 30, 2018, FCPT acquired 56 restaurant properties for a total investment value of $178.2 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average lease term of 14.2 years. During the nine months ended September 30, 2018, FCPT acquired 77 restaurant properties for a total investment of $216.1 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average lease term of 13.6 years.

At September 30, 2018, our wholly-owned lease portfolio had the following characteristics:

•	591 free-standing properties located in 45 states and representing an aggregate leasable area of 4.0 million square feet;

•	99.9% occupancy (based on square feet);

•	A weighted average remaining lease term of 12.4 years (based on annualized cash rent);

•	Weighted average annual rent escalation of 1.6% (based on annualized cash rent); and

•	79% investment grade tenancy (based on annualized cash rent).
Results of Operations
During the three and nine months ended September 30, 2018, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three months and nine months ended September 30, 2018 and 2017 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenues:
Rental revenue	$31,324	$28,835	$90,509	$84,926
Restaurant revenue	4,798	4,676	15,091	14,445
Total revenues	36,122	33,511	105,600	99,371
Expenses:
General and administrative	3,225	2,899	10,098	9,215
Depreciation and amortization	5,743	5,425	16,312	16,254
Restaurant expenses	4,713	4,571	14,370	13,823
Interest expense	4,934	5,463	14,667	14,066
Total expenses	18,615	18,358	55,447	53,358
Other income	164	172	752	211
Realized gain on sale, net	—	4,042	10,879	7,333
Income before provision for income taxes	17,671	19,367	61,784	53,557
Income tax expense	(64)	(33)	(189)	(139)
Net income	17,607	19,334	61,595	53,418
Net income attributable to noncontrolling interest	(111)	(129)	(402)	(374)
Net Income Attributable to Common Shareholders	$17,496	$19,205	$61,193	$53,044
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Real Estate Operations
Rental Revenue
Rental revenue increased $2.5 million, or 8.6%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was due to the acquisition of 85 properties, less two properties sold during the year-over-year period from October 1, 2017 through September 30, 2018. We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements, as well franchise and other taxes paid to state and local tax authorities. General and administrative expenses increased $326 thousand in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases in employee compensation, recruiting and accounting professional fees.

Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to 55 years. Depreciation and amortization increased by approximately $318 thousand for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to the acquisition of 85 properties less two properties sold during the year-over-year period.
Interest Expense
We incur interest expense on our $400 million term loan, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $125 million of senior fixed rate notes. Interest expense decreased $529 thousand for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to the refinancing of our $400 million term loan facility in October 2017. As of September 30, 2018 and 2017, we had no outstanding borrowings under the revolving credit facility.
Realized Gain on Sale, Net
During the third quarter of 2017, the Company sold one property leased to Darden for total consideration of $5.9 million, resulting in a realized gain on sale of $4.0 million, net of costs to sell. The Company did not sell any properties during the third quarter of 2018.
Income Taxes
During the three months ended September 30, 2018 and 2017, our income tax expense was $64 thousand and $33 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues increased by $122 thousand during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a continued emphasis on customer service, increased marketing and outreach, an increase in to-go and catering orders, and a general improvement in casual dining trends. Average revenue per restaurant increased by 2.6% to $800 thousand per location during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Total restaurant expenses increased by $142 thousand, or 3.1%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to restaurant maintenance costs, performance bonuses, and increased staffing.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Real Estate Operations
Rental Revenue
Rental revenue increased $5.6 million, or 6.6%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was due to the acquisition of 85 properties less two properties sold during the year-over-year period from October 1, 2017 through September 30, 2018. We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expenses increased $883 thousand in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as a result of increases in non-cash stock compensation expense, employee compensation, and accounting professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $58 thousand for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Depreciation and amortization expense increased primarily due to the acquisitions of depreciable property in 2018, which was partially offset by the sale of one property in the second quarter of 2018, and two properties in 2017.
Interest Expense
Interest expense increased $601 thousand for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to interest expense on the senior fixed rate notes, which were issued in June 2017, being incurred for the full year in 2018 compared to four months in 2017. This increase was partially offset by a decrease in funds borrowed under the revolving credit facility, which were paid down in the second quarter of 2017, and a decrease in interest expense on our term loan facility, which was amended in October 2017.
Income Taxes
During the nine months ended September 30, 2018 and 2017, our income tax expense was $189 thousand and $139 thousand, respectively. The income tax provision consists of U.S. federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues increased by $646 thousand during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a continued emphasis on customer service, increased marketing and outreach, an increase in to-go and catering orders, and a general improvement in casual dining trends. Average revenue per restaurant increased by 4.5% to $2.5 million per location during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Total restaurant expenses increased by $547 thousand, or 4% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an insurance allocation, restaurant maintenance, moving expenses, performance bonuses, and increased staffing.
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
Liquidity and Financial Condition
At September 30, 2018, we had $26.9 million of cash and cash equivalents and $250.0 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2021, subject to our ability to extend the term for two additional six-month periods to November 9, 2022. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of September 30, 2018, we had no outstanding borrowings under our revolving credit facility and no outstanding letters of credit. The credit facility also includes a $400 million, non-amortizing term loan that is due on November 9, 2022.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. During the three and nine months ended September 30, 2018, we issued 488,174 and 2,022,106 shares, respectively, under our “At-the-Market” (“ATM”) equity issuance program at a weighted-average selling price of $26.70 and $23.87 per share, for net proceeds of approximately $12.7 million and $47.3 million, respectively. The proceeds will be employed to fund acquisitions and for general corporate purposes. At September 30, 2018, $68.3 million in gross proceeds capacity remained available under the ATM program.
On August 7, 2018, the Company completed a stock offering pursuant to which we sold 4,025,000 shares of our common stock, par value $0.01 per share, at a price of $25.00 per share. We raised $100.6 million in gross proceeds, resulting in net proceeds of approximately $96.4 million after deducting $4.3 million in underwriting discounts and expenses related to the offering.
On September 18, 2018, FCPT OP entered into agreements to issue $100 million of senior, unsecured, fixed rate notes (the “Notes”) in a private placement pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”).  The Notes consist of $50.0 million with an eight-year term maturing on December 20, 2026 and priced at a fixed interest rate of 4.63%, and $50.0 million of notes with a ten-year term maturing on December 20, 2028 and priced at a fixed interest rate of 4.76%. The funding of the Notes is expected to occur on December 20, 2018.
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
On a long-term basis, our principal demands for funds include payment of dividends, financing of property acquisitions, and scheduled debt maturities. We plan to meet our long-term capital needs by issuing debt or equity securities or by obtaining asset-level financing, subject to market conditions. In addition, we may issue common stock to permanently finance properties that were financed on an intermediate basis by our revolving credit facility or other indebtedness. In the future, we may also acquire properties by issuing partnership interests of FCPT OP in exchange for property owned by third parties. Our common partnership interests would be redeemable for cash or shares of our common stock, at FCPT’s election.
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

Off-Balance Sheet Arrangements
At September 30, 2018, we had no off-balance sheet arrangements.
Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Net income	$17,607	$19,334	$61,595	$53,418
Depreciation and amortization on real estate investments	5,724	5,414	16,264	16,231
Realized gain on sales of real estate	—	(4,042)	(10,879)	(7,333)
Realized gain on exchange of real estate (1)	—	—	(228)	—
FFO (as defined by NAREIT)	$23,331	$20,706	$66,752	$62,316
Straight-line rent	(2,294)	(2,488)	(6,857)	(7,283)
Non-cash stock-based compensation	930	722	3,037	1,920
Non-cash amortization of deferred financing costs	458	452	1,368	1,265
Other non-cash interest expense	33	42	27	105
Non-real estate investment depreciation	19	11	48	23
Amortization of above and below market leases	15	—	46	—
Adjusted Funds from Operations (AFFO)	$22,492	$19,445	$64,421	$58,346

Fully diluted shares outstanding (2)	65,987,295	61,665,465	63,396,602	60,992,881

FFO per diluted share	$0.35	$0.34	$1.05	$1.02

AFFO per diluted share	$0.34	$0.32	$1.02	$0.96
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the section entitled “Risk Factors” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2017, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Risks Related to Our Business
We are dependent on Brinker successfully operating its business, and a failure to do so could have a material adverse effect on our business, financial position or results of operations.
As of September 30, 2018, we owned 52 Chili’s restaurant properties, all of which are operated by subsidiaries of Brinker International, Inc. (“Brinker”). The net lease payments from Brinker constitute a meaningful percentage of our annual base rent and therefore we are dependent on Brinker successfully operating its business and fulfilling its obligations to us. If Brinker were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected. Factors that may impact the business, financial position or results of operations of Brinker include, but are not limited to, the factors listed with respect to Darden under “Risk Factors—We are dependent on Darden successfully operating its business, and a failure to do so could have a material adverse effect on our business, financial position or results of operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits issued in the accompanying Index to Exhibits are filed as part of this Form 10-Q and incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2	Amended and Restated Bylaws of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
10.1	Agreement for Purchase and Sale of Real Estate, dated as of August 1, 2018, by FCPT Acquisitions, LLC, Brinker Property Corporation, and Brinker Propco Florida, Inc.
10.2	First Amendment to Agreement for Purchase and Sale of Real Estate, dated as of September 14, 2018, by FCPT Acquisitions, LLC, Brinker Property Corporation, and Brinker Propco Florida, Inc.
31 (a)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	October 30, 2018	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 30, 2018	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	October 30, 2018	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)