Form 10-K
period 2018-12-31
Four Corners Property Trust, Inc.
filed 2019-02-20
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-37538
FOUR CORNERS PROPERTY TRUST, INC.
(Exact name of Registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

591 Redwood Highway, Suite 1150, Mill Valley, California	94941
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 965-8030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered New York Stock Exchange
Common Stock, $0.0001 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒  No ☐
Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒
Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒         Non-accelerated filer ☐    Emerging growth company ☐
Accelerated filer ☐           Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $1,543,211,886.
Number of shares of Common Stock, par value $0.0001, outstanding as of February 19, 2019: 68,348,888
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2019 are incorporated by reference into Part III of this Report.

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - K
YEAR ENDED DECEMBER 31, 2018

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
Business Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2018, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In addition to managing our existing properties, our strategy includes investing in additional restaurant and food service real estate properties to grow and diversify our existing restaurant portfolio. We expect this acquisition strategy will decrease our reliance on Darden over time. We intend to purchase properties that are well located, occupied by durable concepts, with creditworthy tenants whose operating cash flows are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring properties that have high levels of operator profitability compared to rent payments and have absolute rent levels that generally reflect market rates.
In 2018, FCPT engaged in various real estate transactions for a total investment of $268.3 million, including capitalized transaction costs. Pursuant to these transactions, we acquired an additional 97 properties, aggregating 543 thousand square feet, and representing twenty brands, including Chili’s Grill & Bar, Red Lobster, Buffalo Wild Wings, Starbucks, Chick-fil-A, McDonald’s, Taco Bell, Texas Roadhouse, and BJ’s Restaurants. During the same period, FCPT sold two properties for $21.1 million, net of transaction costs. The proceeds from the sales were used for subsequent acquisitions via 1031 exchange transactions.
As of December 31, 2018, our wholly-owned lease portfolio had the following characteristics:

•	610 free-standing properties located in 45 states and representing an aggregate leasable area of 4.1 million square feet;

•	99.9% occupancy (based on leasable square footage);

•	An average remaining lease term of 12.2 years (weighted by annualized base rent);

•	An average annual rent escalation of 1.5% through December 31, 2028 (weighted by annualized base rent); and

•	77.2% investment-grade tenancy (weighted by annualized base rent).
Segments
We operate in two segments, real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed.
Our real estate operations segment consists of rental revenues primarily generated by leasing restaurant properties to tenants through net lease arrangements under which the tenant is primarily responsible for ongoing costs relating to the properties. Our real estate operations segment also includes expenses associated with continuing efforts to invest in additional restaurant and food service real estate properties and our corporate operating expenses.
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
Leading Nationwide REIT Focused on Restaurant Properties
We are focused on the ownership of properties used in the restaurant industry and have tailored our business strategy to address the needs of restaurant operators. We believe our scale, national reach, restaurant operations experience, and efficient lease structuring will help us achieve operational efficiencies and support future growth opportunities. In contrast to the majority of existing net-lease REITs that are diversified by retail industry and property type, we believe that our focus and expertise in the restaurant sector will generate data and insights to better support effective investment and asset management decisions.
Large Addressable Market Potential in US Food Service
By virtue of its large scale, we believe that the U.S. restaurant industry offers a sizable pool of attractive property acquisition targets across different types of restaurant properties, including quick service, take-out, casual dining, fast casual, and fine dining, to enable diversified growth for us. Our addressable market of restaurant real estate is substantial despite our narrow focus.

According to the Census Bureau and the Bureau of Economic Data, the food service industry had over $678 billion in sales in 2017, of which Quick Service Restaurants (“QSR”), Quick Casual Restaurants, and Casual Dining Restaurants (“CDR”) comprise approximately $485 billion combined. We plan to continue to focus on acquisitions that shift our portfolio to be more reflective of the national restaurant landscape, targeting QSR and some casual dining concepts, and with less focus on Italian and steak restaurants given the current portfolio concentration of Olive Garden and LongHorn Steakhouse restaurants.
Furthermore, implementation of “asset light” strategies by restaurant companies may provide landlords like us an opportunity to enter into sale-leaseback transactions with franchisees or corporate-operated restaurants for their existing properties and to finance future restaurant development by these restaurant companies. We also believe there may be other attractive opportunities for growth outside the traditional restaurant sector. This may include one or more of the following: food service distribution facilities, cold storage facilities, retail properties, including non-restaurant properties located in-line with other restaurants, and other net leased real estate.
Competitively Positioned to Capitalize on Expansion Opportunities
We believe there is a large market opportunity to acquire additional restaurant properties and that a number of restaurant operators would be willing to monetize their real estate holdings while continuing to operate their existing core businesses through sale-leaseback transactions with an unrelated party not perceived to be a competitor, such as us. These restaurant operators could use the proceeds from the sale of their real estate assets for several different business purposes, including (i) reducing bank loans and lines of credit, (ii) reinvestment in existing operations, or (iii) for new business initiatives including opening new locations or pursuing acquisitions. We may also provide such restaurant operators with capital for expansion opportunities that they may not otherwise be in a position to pursue or at a cost of capital that is more attractive to the restaurant or retail operators than they may be able to receive through traditional debt financing arrangements.
Geographically Diverse Asset Portfolio
Properties in our leasing portfolio are located in 45 different states across the continental United States. The leasing portfolio properties in any one state do not account for more than 13% of our total rental revenue. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
Financially Secure Principal Tenant
Darden is currently our largest tenant representing approximately 77% of our tenant base by annualized base rent as of December 31, 2018. Darden owns and operates seven nationally recognized brands, including the five brands that are represented among the properties we lease to Darden: Olive Garden®, LongHorn Steakhouse®, Bahama Breeze®, Seasons 52® and Wildfish Seafood Grille®. Darden is investment grade rated at BBB/BBB/Baa2 (Fitch/S&P/Moody’s) and its liquidity position, leverage position and ability to generate significant free cash flow should provide it with the ability to pay the annual lease obligations to FCPT for the foreseeable future. Darden is subject to SEC reporting requirements, which provide ongoing transparency regarding its operating and financial performance. Darden’s filings with the SEC can be found on the SEC’s internet website at www.sec.gov. We do not intend the SEC’s website to be an active link or to otherwise incorporate the information contained on its website (including Darden’s filings with the SEC) into this report or other filings with the SEC.
Long-Term, Net Lease Structure
Our properties are leased to our tenants on a net lease basis with a weighted average remaining lease term of approximately 12.2 years before any renewals and an average annual rent escalation of 1.5% through December 31, 2028 (weighted by annualized base rent), thereby providing a long-term, stable income stream. Under the leases, the tenant is responsible for maintaining the properties in accordance with prudent industry practice and in compliance with all federal and state standards. The maintenance responsibilities include, among others, maintaining the building, building systems including roofing systems and other improvements. In addition to maintenance requirements, the tenant is also generally responsible for insurance required to be carried under the leases, taxes levied on or with respect to the properties, payment of common area maintenance charges and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. At the option of the tenant, the leases will generally allow extensions for a certain number of multi-year renewal terms beyond the initial term and the tenant can elect which of the properties then subject to the leases to renew. The number and duration of the renewal terms for any given property may vary, however, based on the initial term of the relevant lease and other factors.

Brand Selection
We generally focus on nationally-recognized brands with hundreds of locations across the country. We believe this provides additional credit support in that our tenants’ restaurant concepts will stay viable in the long-term even if there are changes in their corporate ownership or structure.
Management Team with Extensive Real Estate and Net Lease Experience
FCPT has a highly regarded management team with extensive retail net lease and public market REIT experience. The team is led by Bill Lenehan, President and Chief Executive Officer; Gerry Morgan, Chief Financial Officer; and James Brat, General Counsel. Prior to joining FCPT, Mr. Lenehan was on the Darden Board of Directors and chair of its Real Estate and Finance Committee.
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
The key components of our business strategy, beyond managing our properties in accordance with our leases, include:
Acquire Additional Restaurant Properties: We plan to continue to focus on growing and diversifying our property portfolio by acquiring restaurant properties in the QSR and some CDR segments. These transactions may take many forms including, sale-leaseback transactions with restaurant operators, one-off acquisitions or acquisitions of portfolios of properties, which may include non-restaurant properties, from other REITs and other public and private real estate owners. We will employ a disciplined, opportunistic acquisition strategy and price transactions appropriately based on, among other things, the mix of assets acquired, length and terms of the lease, location and submarket attractiveness, and the credit worthiness of the existing tenant.
Acquire Additional Outparcel Properties: We plan to continue to seek out opportunities to leverage our experience in past transactions and acquire additional outparcel properties from mall and shopping center companies, providing the mall and shopping center companies with capital to expand or reinvest into their existing operations.
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
Maintain Balance Sheet Strength and Liquidity: We intend to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through operations, our revolving credit facility which has an undrawn capacity as of February 19, 2019 of $250 million, our ability to access the public equity markets, and our ability to access bank and private placement debt markets. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.
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

Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our assets and acquire assets with cash flow growth potential. We intend to continue to invest primarily in restaurant properties. However, over time, we believe we have the potential to diversify into other food service and related retail property types beyond the restaurant industry.
We expect that future investments in properties, including any improvements or renovations of currently owned or newly-acquired restaurant properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our $250 million revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Our investment and financing policies and objectives are subject to change periodically at the discretion of our Board of Directors without a vote of stockholders. We also have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. In December 2016, the Company entered into an “At-the-Market” (“ATM”) sales agreement under which it can sell common stock with an aggregate value of up to $150 million through broker-dealers. In January 2017, we achieved an investment grade rating of BBB- from Fitch Ratings.
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
Our Portfolio
At December 31, 2018, we owned 616 properties, all within the continental United States. Of these properties, 610 were held for investment, with an aggregate leasable area of approximately 4.1 million square feet, were located in 45 states, and had a weighted average remaining lease term of 12.2 years before any lease renewals. The remaining six properties, representing the Kerrow Restaurant Operating Business, are operated by Kerrow subject to franchise agreements with Darden (“Franchise Agreements”). Three of these restaurants are subject to ground leases.
The following table summarizes the rental properties by brand as of December 31, 2018:

Brand	Number of FCPT Properties	Total Square Feet (000s)	Annual Cash Base Rent $(000s)	% Total Cash Base Rent (1)	Avg. Rent Per Square Foot ($)	Tenant EBITDAR Coverage (2)	Lease Term Remaining (Yrs) (2)
Olive Garden	299	2,554	$72,539	57.8%	$28	5.2x	11.7
Longhorn Steakhouse	105	585	19,712	15.7%	34	4.4x	10.7
Other Brands - non-Darden	193	881	29,205	23.2%	33	3.1x	14.9
Other Brands - Darden	13	120	4,096	3.3%	34	4.0x	9.9
Total	610	4,140	$125,552	100.0%	$30	4.6x	12.2

(1)	Current scheduled minimum contractual rent as of December 31, 2018.

(2)
EBITDAR Coverage is calculated by dividing our tenants estimated trailing 12-month EBITDAR by annual contractual cash rent paid to FCPT. EBITDAR is defined as earnings before interest, income taxes, depreciation, amortization, and rent. EBITDAR is derived from the most recent data from tenants who disclose this information, representing approximately 96% of our run-rate rental income. FCPT does not independently verify financial information provided by its tenants.

(3)	Average Lease Expiration Date (assuming no renewals) is defined as the average ending date of the lease if there is no renewal of the initial term of the lease, weighted by cash base rent.

The following table summarizes the diversification of FCPT’s leased portfolio by state as of December 31, 2018:

State	# of Properties	% of Annual Base Rent
Texas	64	12.3%
Florida	59	11.4%
Georgia	45	7.1%
Ohio	45	7.0%
Michigan	31	4.1%
Tennessee	27	3.8%
Indiana	33	3.6%
California	14	3.0%
Pennsylvania	16	3.0%
Illinois	23	2.9%
North Carolina	18	2.8%
Virginia	16	2.4%
Mississippi	16	2.3%
Maryland	13	2.2%
New York	11	2.0%
South Carolina	12	2.0%
Wisconsin	16	2.0%
Kentucky	11	1.9%
Arizona	11	1.8%
Iowa	14	1.8%
Alabama	13	1.8%
Minnesota	9	1.7%
Nevada	8	1.7%
Colorado	10	1.6%
Oklahoma	10	1.6%
Louisiana	8	1.4%
West Virginia	6	1.2%
Arkansas	7	1.1%
Kansas	5	1.1%
16 other states (none greater than 1%)	39	7.3%
Total	610	100.0%
Leases with Darden
The estimated annual cash rent based on current rates for the leases in place with Darden is approximately $96.3 million, with average annual rent escalations of 1.5% each year. Darden also entered into guaranties, pursuant to which it guarantied the obligations of the tenants under substantially all of the leases entered into in respect of the Properties. The Properties are leased to one or more of Darden’s operating subsidiaries pursuant to the leases, which are net leases. The leases provide for an average remaining initial term of approximately 11.4 years as of December 31, 2018, with no purchase options provided that Darden will have a right of first offer with respect to our sale of any property, if there is no default under the lease, and we will be prohibited from selling any Properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. At the option of Darden, the leases will generally allow extensions for a certain number of renewal terms of five years each beyond the initial term and Darden can elect which of our properties then subject to the leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant lease and other factors.
Darden is currently the source of a majority of our revenues, and its financial condition and ability and willingness to satisfy its obligations under the leases and its willingness to renew the leases upon expiration of the initial base term thereof significantly impacts our revenues and our ability to service our indebtedness and make distributions to our stockholders. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its leases with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our shareholders. We also cannot assure you that Darden will elect to renew the lease arrangements with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can re-market the affected properties on the same or better terms. See “Risk Factors - Risks Related to Our Business - We are dependent on our major tenants successfully operating their businesses, and a failure to do so could have a material adverse effect on our business, financial position or results of operations.”
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
As of February 19, 2019, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance or liability with respect to environmental laws that management believes would have a material adverse effect on our business, financial position or results of operations.

Americans with Disabilities Act of 1990
The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenant has the primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of February 18, 2019, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial position or results of operations.
Other Regulations
State and local fire, life-safety and similar entities regulate the use of the properties. The tenant has the primary responsibility for complying with regulations but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions to conduct business on such properties.
Insurance
Our current lease agreements generally require, and new lease agreements that we enter are expected to require, that our tenants maintain all customary lines of insurance on our properties and their operations, including comprehensive insurance and hazard insurance. The tenants under the Leases may have the ability to self-insure or use a captive provider with respect to its insurance obligations. We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants are customary for similarly situated companies in our industry. However, we cannot make any assurances that Darden or any other tenants in the future will maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us.
Employees
As of February 1, 2019, we had 361 employees, of which 345 were employed at our Kerrow Restaurant Operating Business. None of these employees are represented by a labor union.
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
Our core business is the ownership of real estate that is leased to tenants on a net basis. Accordingly, our performance is subject to risks inherent to the ownership of real estate, including:

•	inability to collect rent from tenants due to financial hardship, including bankruptcy;

•	changes in consumer trends and preferences that reduce demand for the products or services of our tenants;

•	inability to lease at or above the current rental rates, or at all, or sell properties upon expiration or termination of existing leases;

•	needing to make capital expenditures to renovate vacant properties;

•	environmental risks related to the presence of hazardous or toxic substances or materials on our properties;

•	subjectivity of real estate valuations and changes in such valuations over time;

•	illiquid nature of real estate compared to most other financial assets;

•	changes in laws and regulations, including those governing real estate usage and zoning;

•	changes in interest rates and the availability of financing; and

•	changes in the general economic and business climate.
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
Currently, Darden is our primary lessee in our lease portfolio and, therefore, is the source of a majority of our revenues. Additionally, because Darden’s leases with us are net leases, we depend on Darden to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, including any environmental liabilities. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations to us under its leases. The inability or unwillingness of Darden to meet its rent obligations to us under any of its leases could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Darden to satisfy its other obligations under its leases with us, such as the payment of insurance, taxes and utilities could materially and adversely affect the condition of our properties.
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

Due to our dependence on rental payments from Darden, we may be limited in our ability to enforce our rights under, or to terminate, our leases with Darden. Failure by Darden to comply with the terms of its leases with us could require us to find other lessees for some or all of the properties and there could be a decrease or cessation of rental payments by Darden.
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
Additional information about Darden can be found in Darden’s public filings with the SEC. Darden’s filings with the SEC can be found on the SEC’s Internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend the SEC’s website to be an active link or to otherwise incorporate the information contained on its website (including Darden’s filings with the SEC) into this report or other filings with the SEC.
We are dependent on our major tenants successfully operating their businesses, and a failure to do so could have a material adverse effect on our business, financial position or results of operations.
For the year ended December 31, 2018, Darden and Brinker International, Inc. (“Brinker”) constituted approximately 77% and 9%, respectively, of our annual cash base rent. As a result, we are dependent on Darden and Brinker successfully operating their businesses and fulfilling their obligations to us that depend, in part, on the overall performance and profitability of Darden and Brinker. Factors which may impact the business, financial position or results of operations of Darden and Brinker include the following:

•	food safety and food-borne illness concerns throughout the supply chain; health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases;

•	litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	unfavorable publicity, or a failure to respond effectively to adverse publicity;

•	labor and insurance costs;

•	insufficient guest or employee facing technology, or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach;

•	inability or failure to execute a comprehensive business continuity plan following a major natural disaster such as a hurricane or man-made disaster, including terrorism;

•
failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, opening new restaurants of existing brands and developing or acquiring new dining brands;

•	a lack of suitable new restaurant locations or a decline in the quality of the locations of Darden’s or Brinker’s current restaurants;

•
a failure to identify and execute innovative marketing and guest relationship tactics and ineffective or improper use of social media or other marketing initiatives; an inability or failure to recognize, respond to and effectively manage the accelerated impact of social media;

•
a failure to address cost pressures, including rising costs for commodities, health care and utilities used by Darden’s and Brinker’s restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing;

•	the impact of shortages or interruptions in the delivery of food and other products from third-party vendors and suppliers;

•	disruptions in the financial markets that may impact consumer spending patterns, affect the availability and cost of credit and increase pension plan expenses;

•
economic and business factors specific to the restaurant industry and other general macroeconomic factors including energy prices and interest rates that are largely out of Darden’s or Brinker’s control; and

•	a failure of Darden’s or Brinker’s internal controls over financial reporting and future changes in accounting standards.
A significant portion of our restaurant properties are Olive Garden properties. Therefore, we are subject to risks associated with having a highly concentrated property brand base.
As of December 31, 2018, our restaurant properties include 299 Olive Garden restaurants. As a result, our success, at least in the short-term, is dependent on the continued success of the Olive Garden brand and, to a lesser extent, Darden’s other restaurant brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of the Olive Garden or other Darden brands is reduced or compromised, the value associated with Olive Garden or other Darden-branded properties in our portfolio may be adversely affected.
We intend to continue to pursue acquisitions of additional properties and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, including the cost of accessing debt or equity markets, and we may not fully realize the potential benefits of such transactions.
In 2018, we acquired 97 properties in 22 transactions for a total investment of $268.3 million, including capitalized transaction costs, which were added to our leasing portfolio. We intend to continue to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities, including, but not limited to, continuing to expand our tenant base to third parties other than Darden and potentially acquiring non-restaurant properties. Accordingly, we may often be engaged in evaluating potential transactions, potential new tenants and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In addition, properties we acquire may be leased to unrated tenants, and the tools we use to measure credit quality may not be accurate. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.
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
We have entered into a $650 million term loan and revolving credit facility providing for a $400 million term loan, $150 million of which matures on November 9, 2022, $150 million of which matures on November 9, 2023, and $100 million of which matures on March 9, 2024 and providing for a $250 million revolving credit facility with an available facility amount through November 2021, each of which are provided by a syndicate of banks and other financial institutions. As of December 31, 2018, the term loan facility is fully drawn and the undrawn revolving credit facility had $250 million remaining capacity. In addition, we have issued $225.0 million of senior unsecured fixed rate notes (the “Notes”). The Notes consist of $50.0 million of notes due in June 2024 priced at a fixed interest rate of 4.68%, $75.0 million of notes due in June 2027 priced at a fixed interest rate of 4.93%, $50 million of notes due in December 2026 priced at a fixed interest rate of 4.63%, and $50 million of notes due in December 2028 priced at a fixed interest rate of 4.76%. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions, if any, set forth in our debt agreements, our Board of Directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.
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
The agreements governing our indebtedness contain customary covenants that may limit our operational flexibility. The Credit Agreement (defined below) and the terms of the Notes contain customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the incurrence of debt, the incurrence of secured debt, the ability of FCPT OP and the guarantors to enter into mergers, consolidations, sales of assets and similar transactions, limitations on distributions and other restricted payments, and limitations on transactions with affiliates and customary reporting obligations.
In addition, we are required to comply with the following financial covenants: (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value; (4) minimum fixed charge coverage ratio of 1.50 to 1.00; (5) minimum consolidated tangible net worth; (6) maximum unencumbered leverage ratio not to exceed 60%; and (7) minimum unencumbered interest coverage ratio of 1.75 to 1.00. As of December 31, 2018, we are in compliance with our existing financial covenants.
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
Investments in and acquisitions of restaurant, retail and other properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform or become insolvent. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, the incurrence of significant development costs prior to completion of the project, abandonment of development activities after expending significant resources, and exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of redevelopment projects.
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
Failure by our tenants to make rental payments to us, because of a deterioration of their financial condition or otherwise, would have a material adverse effect on us.
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
Properties in our leasing portfolio and the Kerrow Restaurant Operating Business are located in 45 states, and if one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.
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
Darden is our primary tenant in our lease portfolio, and a majority of our revenues consist of rental payments from Darden. We may be viewed by third-party restaurant operators and other potential tenants or parties to sale-leaseback transactions as being closely affiliated with Darden. As these third-party restaurant operators and other potential transaction parties may compete with Darden within the restaurant industry, our perceived affiliation with Darden could make it difficult for us to attract tenants and other transaction partners beyond Darden, particularly in the restaurant industry. If we are unable to diversify our tenant and transaction partner base further beyond Darden, it may have a materially adverse effect on our ability to operate and grow our business and our ability to achieve our strategic objectives.
The ownership by our executive officers and directors of common stock, options or other equity awards of Darden may create, or may create the appearance of, conflicts of interest.
As a result of his former positions with Darden, Mr. Lenehan owns common stock, including restricted stock, in both Darden and FCPT. In addition, there is no restriction on our executive officers and directors acquiring Darden common stock in the future, and, therefore, this ownership of common stock of both Darden and FCPT may be significant. Equity interests in Darden may create, or appear to create, conflicts of interest when any such director or executive officer is faced with decisions that could benefit or affect the equity holders of Darden in ways that do not benefit or affect us in the same manner. As of December 31, 2018, no other executive officer or director of FCPT owns common stock of Darden.
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
As the owner of properties serving the restaurant industry, we are impacted by the risks associated with the restaurant industry. Therefore, our success is to some degree dependent on the restaurant industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and any of our tenants in the restaurant industry have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the restaurant business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.
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
Our portfolio has some geographic concentration, which makes us more susceptible to adverse events in these areas.
Our properties are located throughout the United States and in particular, the States of Texas and Florida, where 12% and 11%, respectively, of our annualized base rent was derived as of December 31, 2018. An economic downturn or other adverse events or conditions such as natural disasters in these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.
Our tenants’ businesses and our business through the operation of Kerrow are subject to government regulations and changes in current or future laws or regulations could restrict their ability to operate both their and our business in the manner currently contemplated.
The restaurant industry is subject to extensive federal, state and local and international laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. Our tenants and Kerrow are subject to licensing and regulation by state and local authorities relating to wages and hours, healthcare, health, sanitation, safety and fire standards, the sale of alcoholic beverages, and information security. Our tenants and Kerrow are also subject to, among other laws and regulations, laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or an insufficient or ineffective response to significant regulatory or public policy issues, could have an adverse effect on our tenants’ results of operations, which could also adversely affect our business, results of operations or financial condition as we depend on our tenants for almost the entirety of our revenue.
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
In addition, regulations in response to climate change could result in increased compliance and energy costs.
While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under its lease.
We may be subject to liabilities and costs associated with the impacts of climate change.
The potential physical impacts of climate change on our properties or operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate, including Florida, Georgia and Texas. Such impacts may result from increased frequency of natural disasters, changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, rising energy and environmental costs, and changing temperatures. These impacts may adversely impact our business, results of operations and financial condition, including our or our tenants’ ability to obtain property insurance on acceptable terms. While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under its lease.
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
In addition to our real estate investment activities, we also manage and operate the Kerrow Restaurant Operating Business, which consists of six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area. Managing and operating the Kerrow Restaurant Operating Business requires us to employ significantly more people than a REIT that does not operate a business of such type and scale. In addition, managing and operating an active restaurant business exposes us to potential liabilities associated with the operation of restaurants. Such potential liabilities are not typically associated with REITs and include potential liabilities for wage and hour violations, guest discrimination, food safety issues including poor food quality, food-borne illness, food tampering, food contamination, workplace injury, cyber attacks, and violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party). In the event that one or more of the potential liabilities associated with managing and operating an active restaurant business materializes, such liabilities could damage the reputation of the Kerrow Restaurant Operating Business as well as the reputation of FCPT, and could adversely affect our financial position and results of operations, possibly to a material degree.
If our security measures are breached, we may face liability and public perception of our services could be diminished, which would negatively impact our ability to attract business partners and advertisers.
Our security measures are not perfect or impenetrable, and we may be unable to anticipate or prevent unauthorized access. A cyber attack or other security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose consumers, business partners and advertisers, and we could suffer financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.
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
If our reputation or our tenants’ reputation are damaged, our business and operating results may be harmed.
Our reputation and our tenants’ reputations are important to our business. Our reputation affects our ability to access capital, acquire additional properties and recruit and retain talented employees. Our tenants’ reputations affect their ability to continue to operate profitably and make payments under their lease agreements with us on time. There are numerous ways our reputation or our tenants’ reputation could be damaged. These include unethical behavior or misconduct, workplace safety incidents, environmental impact, corporate governance issues, data breaches or human rights records. We or our tenants may experience backlash from customers, government entities, advocacy groups, employees, and other stakeholders that disagree with our operating decisions or public policy positions. The proliferation of social media may increase the likelihood, speed, and magnitude of negative events. If our or our tenants’ reputation is damaged, it could adversely affect our business, results of operations, financial condition or ability to attract the most highly qualified employees.
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
We cannot assure shareholders of our ability to pay dividends in the future.
Our current dividend rate is $1.15 per share per annum. We may pay a portion of our dividends in common stock. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends will be authorized by our Board of Directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.
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
We believe that we were organized and have operated and we intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended January 1, 2016. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset requirements depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence. Accordingly, there can be no assurance that the Internal Revenue Service (the “IRS”) will not contend that our investments violate the REIT requirements.
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including (for taxable years beginning before December 31, 2017) any applicable alternative minimum tax, on our taxable income at the regular corporate rate, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.
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
Currently our funds from operations are generated primarily by rents paid under our lease agreements. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. Further, income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create mismatches between REIT taxable income and the receipt of cash attributable to such income. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distributions requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity or adversely impact our ability to raise short and long-term debt. Furthermore, the REIT distribution requirements may increase the financing needed to fund capital expenditures, further growth and expansion initiatives. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% (25% effective for taxable years beginning before January 1, 2018) of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can be represented by certain debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within thirty days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Under the terms of the tax matters agreement that we entered into with Darden (the “Tax Matters Agreement”), we generally will be responsible for any taxes imposed on Darden that arise from the failure of the Spin-Off to qualify as tax-free for U.S. federal income tax purposes to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representations provided in connection with the Spin-Off Tax Opinion. Our indemnification obligations to Darden will not be limited by any maximum amount. If we are required to indemnify Darden under the circumstances set forth in the Tax Matters Agreement, we may also be subject to substantial tax liabilities.
Complying with the REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or manages the risk of certain currency fluctuations does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates that we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried forward against future taxable income in the TRS.
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
Following our REIT election, we owned appreciated assets that were previously held by Darden, a C corporation, and were acquired by us in the Spin-Off in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets during the five-year period following the effective date of our REIT election, we will be subject to tax at the highest corporate tax rates on the lesser of (i) the amount of gain that we recognize at the time of the sale or disposition; and (ii) the amount of gain that we would have recognized if we had sold the assets at the time we acquired them (i.e., the effective date of our REIT election ) (such gain referred to as “built-in gains”). We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant. The same rules would apply to any assets we acquire in the future from a C corporation in a carryover basis transaction with built-in gain at the time of the acquisition by us. If we choose to dispose of any assets within the specified period, we will attempt to utilize various tax planning strategies, including Section 1031 of the Code like-kind exchanges, to mitigate the exposure to the built-in-gains tax. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax.
Our tax protection agreement could limit our ability to sell or otherwise dispose of certain properties.
In connection with the acquisition of ten properties from U.S. Restaurant Properties, Inc. (“USRP”) in November 2016 and four additional properties from USRP in January 2017, in exchange for FCPT OP units, we entered into a tax protection agreement with affiliates of USRP. The tax protection agreement provides that, if we dispose of any of those 14 properties in a taxable transaction through November 2023 for the initial ten properties or January 2024 for the additional four properties, we will indemnify the USRP partners for their tax liabilities attributable to the built-in gain that existed with respect to those properties as of the time of the acquisition of those properties in November 2016 or January 2017, respectively (and tax liabilities incurred as a result of the reimbursement payment). Consequently, although it otherwise may be in our best interest to sell one of those properties, these obligations may make it prohibitive for us to do so.
Legislative or other actions affecting REITs could have a negative effect on us.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.
The Tax Cuts and Jobs Act of 2017 ("TCJA") significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the TCJA that could affect the Company and its stockholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (prior to the application of the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business's “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.
The TCJA is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury Department and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
While some of the changes made by the TCJA may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the ticker symbol “FCPT” since November 10, 2015.
Dividends
The following table presents the characterizations for tax purposes of such common stock dividends for the year ended December 31, 2018.

Record Date	Payment Date	Total Distribution ($ per share)	Form 1099 Box 1a Ordinary Taxable Dividend ($ per share)	Form 1099 Box 1b Qualified Taxable Dividend ($ per share)	Form 1099 Box 3 Return of Capital ($ per share)	Form 1099 Box 5 Section 199A Dividends ($ per share)
12/29/2017	1/12/2018	$0.275	$0.2298	$—	$0.0452	$0.2298
3/30/2018	4/13/2018	0.275	0.2298	—	0.0452	0.2298
6/29/2018	7/13/2018	0.275	0.2298	—	0.0452	0.2298
9/28/2018	10/12/2018	0.275	0.2298	—	0.0452	0.2298
Totals		$1.1000	$0.9192	$—	$0.1808	$0.9192
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
Holders
As of February 15, 2019, there were approximately 9,015 registered holders of record of our common stock.
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Company and Affiliated Purchasers
None.
Equity Compensation Plan
For information about our equity compensation plan, please see Note 10 of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following performance graph compares, for the period from November 10, 2015, the date the Company’s shares of common stock began trading on the New York Stock Exchange, through December 31, 2018, the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestments of dividends, with (i) the cumulative total return of the S&P 500 Index, (ii) the cumulative total return of the MSCI US REIT Index (“RMZ”) and (iii) the cumulative total return of Dow Jones Industrial Average.

Item 6. Selected Financial Data.
The following selected historical financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016, and the related notes included elsewhere in this Annual Report on Form 10-K.
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
The selected historical financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 has been derived from our audited historical financial statements. The Comprehensive Income Statement include allocations of certain costs from Darden incurred on the Kerrow Restaurants Operating Business’ behalf. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical Darden expenses allocable to the Kerrow Restaurants Operating Business for purposes of the combined financial statements. However, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Kerrow Restaurants Operating Business had operated as a separate, stand-alone entity. Due to the timing of the Spin-Off, the results of operations for the year ended December 31, 2014 reflect the financial condition and results of operations of Kerrow Restaurant Operating Business. The results of operations for the years ended December 31, 2018, 2017, 2016, and 2015 reflect the financial condition and results of operations of the Company, together with the Kerrow Restaurant Operating Business prior to the Spin-Off.
Operating Data

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Revenues	$143,635	$133,209	$124,018	$33,456	$17,695
Net income available to common shareholders (1)	$82,398	$71,394	$156,809	$5,699	$32
Earnings per share:
Basic	$1.29	$1.18	$2.75	$0.92	NA
Diluted	$1.28	$1.18	$2.63	$0.91	NA
Cash dividends declared per share of common stock	$1.1125	$1.0025	$0.97	NA	NA

(1)	For the year ended December 31, 2016, net income available to common shareholders includes a deferred tax benefit of $80.4 million resulting from our REIT election.

Balance Sheet Data

	At December 31,
(In thousands)	2018	2017	2016	2015	2014
Real estate investments:
Land	$569,057	$449,331	$421,941	$404,812	$3,069
Buildings, equipment and improvements	1,236,224	1,115,624	1,055,624	992,418	12,513
Total real estate investments	1,805,281	1,564,955	1,477,565	1,397,230	15,582
Less: accumulated depreciation	(614,584)	(598,846)	(583,307)	(568,539)	(3,860)
Total real estate investments, net	$1,190,697	$966,109	$894,258	$828,691	$11,722

Total assets	$1,343,098	$1,068,659	$937,151	$929,437	$11,949
Total liabilities	644,134	546,391	467,034	487,795	2,951
Total equity	698,964	522,268	470,117	441,642	8,998

Other Statistics

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Cash flows provided by operating activities	$80,882	$78,909	$70,939	$21,693	$961
Cash flows used in investing activities	(247,046)	(80,414)	(59,322)	(556)	(55)
Cash flows provided by (used in) financing activities	190,034	44,197	(83,047)	76,929	(906)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors”. These factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. Four Corners Property Trust, Inc. undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K. Any references to “FCPT,” “the Company,” “we,” “us,” or “our” refer to Four Corners Property Trust, Inc. as an independent, publicly traded, self-administered company.
Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2018, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In 2018, FCPT engaged in various real estate transactions for a total investment of $268.3 million, including capitalized transaction costs. Pursuant to these transactions, we acquired an additional 97 properties, aggregating 543 thousand square feet, and representing twenty brands, including Chili’s Grill & Bar, Red Lobster, Buffalo Wild Wings, Starbucks, Chick-fil-A, McDonald’s, Taco Bell, Texas Roadhouse, and BJ’s Restaurants. During the same period, FCPT sold two properties for $21.1 million, net of transaction costs. The proceeds from the sales were used for subsequent acquisitions via 1031 exchange transactions.
As of December 31, 2018, our wholly-owned lease portfolio had the following characteristics:

•	610 free-standing properties located in 45 states and representing an aggregate leasable area of 4.1 million square feet;

•	99.9% occupancy (based on leasable square footage);

•	An average remaining lease term of 12.2 years (weighted by annualized base rent);

•	An average annual rent escalation of 1.5% through December 31, 2028 (weighted by annualized base rent); and

•	77.2% investment-grade tenancy (weighted by annualized base rent).

Results of Operations
The results of operations for the accompanying consolidated financial statements discussed below are derived from our consolidated statements of comprehensive income (“Comprehensive Income Statement”) found elsewhere in this Annual Report on Form 10-K. The following discussion includes the results of our continuing operations as summarized in the table below.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenues:
Rental	$123,665	$113,937	$105,624
Restaurant	19,970	19,272	18,394
Total revenues	143,635	133,209	124,018
Operating expenses:
General and administrative	13,639	12,259	10,977
Depreciation and amortization	23,884	21,811	20,577
Restaurant expenses	19,014	18,652	17,853
Interest expense	19,959	19,469	14,828
Total operating expenses	76,496	72,191	64,235
Other income, net	781	324	97
Realized gain on sale, net	15,271	10,532	16,623
Income before income taxes	83,191	71,874	76,503
Income tax (expense) benefit	(262)	18	80,347
Net income	82,929	71,892	156,850
Net income attributable to noncontrolling interest	(531)	(498)	(41)
Net Income Available to Common Shareholders	$82,398	$71,394	$156,809
Analysis of Results of Operations
We operate in two segments, real estate operations and restaurant operations. Our real estate operations generate rental income from leases primarily with restaurant brands, which we recognize on a straight-line basis to include the effect of base rent escalators. Our restaurant operations generate restaurant revenue from operating six Longhorn Steakhouse restaurants.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Rental Revenue
Rental revenue increased $9.7 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase is due to recognizing a full year of revenue from the acquisitions completed in 2017 during 2018, and the acquisition of 97 restaurant properties in 2018, which was partially offset by the sale of two restaurant properties, resulting in a net addition of annualized rental income of $16.0 million for the year ended December 31, 2018.
Operating Expenses
General and Administrative Expense
General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expense increased $1.4 million in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily as a result of an increase in non-cash stock compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization expense increased by approximately $2.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to impairment expense of $1.5 million recorded in the year ended December 31, 2018 as well as the acquisition of 97 properties classified as depreciable assets in 2018.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $225 million of senior unsecured fixed rate notes.
Interest expense increased by approximately $0.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. This was primarily due to an increase of $2.9 million in interest expense for the full year on the $125 million of FCPT OP’s 4.68% senior unsecured fixed rate notes due 2024 and 4.93% senior unsecured fixed rate notes due 2027 issued in June 2017, offset by a decrease of $1.5 million of term loan interest expense and $0.9 million of revolving credit facility expense, respectively, due to amended term loan margin pricing and drawdowns and repayments of the revolving credit facility.
Interest expense, excluding deferred financing costs, on the $400 million of term loans and the interest rate swaps we entered into to hedge the variability associated with the term loans was $11.2 million and $12.2 million for the years ended December 31, 2018 and 2017, respectively. This interest expense includes hedge ineffectiveness incurred during the periods and the reclassification of other comprehensive income into interest expense. Interest expense from term loans decreased from 2017 to 2018 as a result of the Credit Facility Amendment (defined below). Interest expense and fees on our revolving credit facility was $0.8 million and $1.7 million, for the years ended December 31, 2018 and 2017, respectively. Amortization of deferred financing costs was $1.8 million and $2.1 million, respectively, for the years ended December 31, 2018 and 2017. For the year ended December 31, 2017, interest expense included a one-time write-off of $424 thousand for deferred financing costs as a result of the the Credit Facility Amendment.
For additional information on the Company’s debt instruments, see “Liquidity and Financial Condition” below.
Realized Gain on Sale, Net
Realized gain on sale, net increased by approximately $4.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. During the years ended December 31, 2018 and 2017, the Company sold two and three properties, respectively, leased to Darden for total consideration of $21.7 million and $16.1 million, respectively, exclusive of $0.6 million and $0.2 million costs to sell, respectively. The sales were the result of unsolicited offers and resulted in net gains of $15.3 million and $10.5 million, respectively, after costs to sell. These sales qualified as 1031 exchanges, and the consideration received was used to purchase other properties during 2018 and 2019.
Income Taxes
During the years ended December 31, 2018 and 2017, our income tax expense was $262 thousand and a benefit of $18 thousand, respectively. Income tax expense consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.

Restaurant Operations
The following table sets forth our restaurant operating segment revenues and expenses data for the periods indicated.

	Year Ended December 31,
	2018		2017		2016
(Dollars in thousands)	$	% of Segment Revenues	$	% of Segment Revenues	$	% of Segment Revenues
Restaurant revenues	$19,970	100.0%	$19,272	100.0%	$18,394	100.0%
Restaurant expenses:
Food and beverage	7,594	38.0%	7,404	38.4%	7,213	39.2%
Restaurant labor	6,180	30.9%	6,062	31.5%	5,391	29.3%
Other restaurant expenses (1)	5,641	28.2%	5,581	29.0%	5,638	30.7%
Total restaurant expenses	19,415	97.2%	19,047	98.8%	18,242	99.2%
Restaurant Operations, Net	$555		$225		$152
(1)    Other restaurant expenses include $401 thousand, $395 thousand, and $389 thousand, respectively, of intercompany rent paid to FCPT for the years ended December 31, 2018, 2017, and 2016, which is eliminated for financial reporting purposes.
Restaurant revenues increased approximately $0.7 million in the year ended December 31, 2018 compared to the year ended December 31, 2017, driven primarily by a 1.2% increase in the average meal check and a 2.3% increase in average guest counts. The increase in average meal check amounts for 2018 was primarily due to an increase in dessert sales through better offerings, meal check add-ons, and a small price increase taken in September. Increased to-go orders, catering, and local marketing impacted guest count growth.
Total restaurant expenses increased approximately $0.4 million in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increased administrative overhead. As a percent of revenues, total restaurant expenses decreased from 98.8% in the year ended December 31, 2017 to 97.2% in the year ended December 31, 2018. Food and beverage costs increased approximately $0.2 million in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increased sales year over year, along with a 0.4% improvement in cost of sales compared to 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Rental Revenue
Rental revenue increased $8.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase is due to recognizing a full year of revenue from the acquisitions completed in 2016 during 2017 and the acquisition of 43 restaurant properties in 2017, which was partially offset by the sale of 3 restaurant properties, resulting in a net addition of annualized rental income of $5.9 million for the year ended December 31, 2017.
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
Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization expense increased by approximately $1.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the acquisition of 43 properties classified as depreciable assets in 2017.

Interest Expense
Interest expense increased by approximately $4.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to interest expense on the $125 million of senior unsecured fixed rate notes issued in 2017, which was $3.4 million for the year ended December 31, 2017. Additionally, amortization of deferred financing costs related to the senior unsecured fixed rate notes was $123 thousand for the year ended December 31, 2017. Interest expense also increased due to a one-time charge of $424 thousand for deferred financing costs expensed as a result of the execution of the amended and restated credit agreement on October 2, 2017.
Interest expense on the $400 million term loan and the interest rate swaps entered into to hedge the variability associated with the term loan was $12.2 million and $11.8 million for the years ended December 31, 2017 and 2016, respectively. This interest expense includes hedge ineffectiveness incurred during the periods and the reclassification of other comprehensive income into interest expense. Interest expense and fees on our revolving credit facility was $1.7 million and $1.4 million, for the years ended December 31, 2017 and 2016, respectively. Amortization of deferred financing costs was $2.1 million and $1.6 million, respectively, for the years ended December 31, 2017 and 2016.
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
Income Taxes
During the years ended December 31, 2017 and 2016 our income tax benefit was $18 thousand and $80.4 million, respectively. The income tax benefit for the year ended December 31, 2017 primarily consisted of the reversal of deferred tax liabilities offset by state taxes incurred at the Kerrow Restaurant Operating Business, a taxable REIT subsidiary.  The income tax benefit recognized during the year ended December 31, 2016 was principally the result of the reversal of deferred tax liabilities associated with activities no longer expected to be subject to federal taxation as a result of our satisfaction of all requirements, including payment of a earnings and profit purging distribution to our shareholders and our election to be taxed as a REIT commencing with the year ending December 31, 2016.
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
Total restaurant expenses increased approximately $0.8 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase in hourly wages, increased management overhead, and a change in incentive compensation structure. As a percent of revenues, total restaurant expenses decreased from 99.2% in the year ended December 31, 2016 to 98.8% in the year ended December 31, 2017. Food and beverage costs increased approximately $0.2 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to increased sales year over year. Other restaurant expenses decreased approximately $0.1 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a reduction of one-time Spin-Off expenses.
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
A summary of FCPT’s accounting policies and procedures are included in Note 2 of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of our consolidated financial statements.
Real Estate Investments, Net
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives using the straight-line method. Leasehold improvements, which are reflected on our Consolidated Balance Sheets as a component of buildings, within land, buildings and equipment, net, are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying consolidated statements of income (“Income Statement”).
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
Acquisition of Real Estate
The Company evaluates acquisitions to determine whether transactions should be accounted for as asset acquisitions or business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01. Since adoption in the fourth quarter of 2016, the Company has determined the land, building, site improvements, and in-places leases (if any) of assets acquired were each single assets as the building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. Additionally, the Company has not acquired a substantive process used to generate outputs. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset and there were no processes acquired, the acquisitions do not qualify as businesses and are accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful lives of the acquired assets.
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
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, acquired lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the asset carrying costs, including lost revenue, that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above-market and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.

In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below-market lease intangibles are generally amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company believes it is likely the tenant will exercise the renewal option. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized as an impairment loss included in depreciation and amortization expense. To date, the Company has not had significant early terminations.
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Comprehensive Income Statements as the original impairment.
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. Our use of derivative instruments is currently limited to interest rate hedges. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows of the derivative are not expected to offset changes in cash flows of the hedged item. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, at the time the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the Consolidated Balance Sheets or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, “Revenue from Contracts with Customers” using the modified retrospective method. The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. Effective January 1, 2018, the Company also adopted FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” Through the evaluation and implementation process, we have determined FCPT’s key revenue stream that could be impacted by FASB ASU No. 2014-09, as amended by FASB ASU No. 2017-05, is the gain on disposition of real estate reported on the Income Statements and Comprehensive Income Statement. We previously recognized revenue from asset sales, upon satisfaction of the criteria set forth in ASC 360, usually at the time of closing (i.e., transfer of asset). After adoption of FASB No. ASU 2014-09, as amended by FASB ASU No. 2017-05, we will evaluate the transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. Adoption of this guidance did not have a material impact on our Consolidated Financial Statements or related disclosures.
Rental Revenue
For those net leases that provide for periodic and determinable increases in base rent, base rental revenue is recognized on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a deferred rent receivable. Lease origination fees are deferred and amortized over the related lease term as an adjustment to depreciation expense. Taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental revenue in our Income Statements..
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
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our Consolidated Financial Statements is included in Note 2 of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
Liquidity and Financial Condition
At December 31, 2018, we had $92 million of cash and cash equivalents and $250 million of borrowing capacity under our revolving credit facility. The revolving credit facility provides for a letter of credit sub-limit of $25 million. As of February 19, 2019, we had $250 million of borrowing capacity under the revolving credit facility.
Debt Instruments
At December 31, 2018, our long-term debt consisted of $400 million of non-amortizing term loans and $225 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP. At December 31, 2017, our long-term debt consisted of a $400 million, non-amortizing term loan and  $125 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP.

On December 13, 2018, the Company and its subsidiary, FCPT OP, entered into Amendment No. 2 to Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Facility Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), and the lenders (the “Lenders”) and other agents party thereto, which amended the existing Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 2, 2017, as amended (the “Credit Agreement”), by and among the Company, FCPT OP, the Agent, the Lenders and the other agents party thereto.
Prior to the Credit Facility Amendment, $400 million aggregate principal amount outstanding under the Company's term loan facility was scheduled to mature on November 9, 2022. The Credit Facility Amendment extends the maturity date of certain of the Company's term loan facility such that $150 million, the non-extended portion of the term loan facility, will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. The interest rate charged on the non-extended portion of the term loan facility remained unchanged; however, as of the date of the Credit Facility Amendment, the interest rate charged on the extended portions of the term loan facility was reduced by ten basis points from the interest rate charged prior to the Credit Facility Amendment. The aggregate principal amount of $400 million outstanding under the term loan facility prior to the Credit Facility Amendment as well as the lenders and allocation by lender remained unchanged. The revolving credit facility portion was not amended and remained unchanged, maturing on November 9, 2021 with a one year extension option.
At December 31, 2018 and 2017, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.14% and 2.71%, respectively. As of December 31, 2018 and 2017, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.
We have entered into interest rate swaps to hedge the interest rate variability associated with the Credit Agreement. On November 9, 2015, we entered into two interest rate swaps with aggregate notional values totaling $400 million. One swap had a fixed notional value of $200 million that matured on November 9, 2018, where the fixed rate paid by FCPT OP was 1.16% and the variable rate received resets monthly to the one-month LIBOR rate. The second swap has a fixed notional value of $200 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is 1.56% and the variable rate received resets monthly to the one month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2018, and a maturity date of November 9, 2021, where the fixed rate paid by FCPT OP is 1.960% and the variable rate received resets monthly to the one month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2020, a maturity date of November 9, 2023, where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one-month LIBOR rate. A fifth swap, which was entered into on August 29, 2017, is a 10-year swap with a fixed notional value of $100 million for its first twelve months and $200 million for its second twelve months with an effective date of November 9, 2020, a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one month LIBOR rate.
These seven hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income.
On June 7, 2017 and December 20, 2018, FCPT OP issued $125 million and $100 million, respectively, of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers. The Notes issued on June 7, 2017 consist of $50 million of notes with a term ending in June 2024 and priced at a fixed interest rate of 4.68%, $75 million of notes with a term ending in June 2027 and priced at a fixed interest rate of 4.93%. The Notes issued on December 20, 2018 consist of $50 million of notes with a term ending in December 2026 and priced at a fixed interest rate of 4.63% and $50 million of notes with a term ending in December 2028 and priced at a fixed interest rate of 4.76%.
Financing Strategy
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common stockholders, primarily through cash provided by operating activities, and, for acquisitions, investments, and other capital expenditures, from borrowings under our $250 million revolving credit facility.
In August 2018, the Company completed a stock offering pursuant to which we sold 4,025,000 shares of our common stock, par value $0.01 per share, at a price of $25.00 per share. We raised $100.6 million in aggregate gross proceeds.

We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. During 2018, we sold 2,716,090 shares under the “At-the-Market” (“ATM”) program at a weighted-average selling price of $24.68 per share, for net proceeds of approximately $65.5 million (after issuance costs). The net proceeds were employed to fund acquisitions and for general corporate purposes. At December 31, 2018, there was $49.5 million available for issuance under the ATM program.
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
Contractual Obligations
The following table provides information with respect to our commitments as of December 31, 2018. The table does not reflect available debt or operating lease extensions.

(In millions)	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Long-term debt (1)	$—	$—	$150.0	$475.0	$625.0
Interest payments on long-term obligations (2)	23.8	47.4	49.7	24.0	144.9
Commitments under non-cancellable operating leases	0.5	0.5	—	—	1.0
Total Contractual Obligations and Commitments	$24.3	$47.9	$199.7	$499.0	$770.9
(1)    Long-term debt includes the $400 million of term loans and $225 million of senior unsecured fixed rate notes.
(2)    Interest payments computed using the all-in rate as of December 31, 2018 of 2.98% for $300 million of the term loan that is hedged and 3.68% for the $100 million of the term loan that is unhedged using the December 31, 2018 LIBOR. The payments also assume on undrawn commitment fee of 0.30% on the $250 million revolving credit facility. Interest on private placement notes is calculated at 4.68%, 4.93%, 4.63%, and 4.76% on the $50 million June 2024, $75 million June 2027, $50 million December 2026, and $50 million December 2028 senior unsecured fixed rate notes, respectively.
Off-Balance Sheet Arrangements
At December 31, 2018, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016
Net income	$82,929	$71,892	$156,850
Depreciation and amortization	22,287	21,547	20,550
Realized gain on sales of real estate	(15,271)	(10,532)	(16,623)
Provision for impairment	1,530	228
Realized gain on exchange of real estate (1)	(228)	—	—
Deferred tax benefit from REIT election	—	—	(80,410)
Funds from Operations (FFO) (as defined by NAREIT)	91,247	83,135	80,367
Straight-line rent adjustment	(9,288)	(9,536)	(10,095)
Non-cash stock-based compensation expense	3,967	2,676	1,550
Non-cash amortization of deferred financing costs	1,834	2,144	1,592
Other non-cash interest expense (income)	29	145	(610)
Non-real estate investment depreciation	67	36	27
Amortization of above and below market leases, net	64	—	—
Adjusted Funds from Operations (AFFO)	$87,920	$78,600	$72,831

Fully diluted shares outstanding (2)	64,798,250	61,014,256	59,607,852

FFO per diluted share	$1.41	$1.36	$1.35

AFFO per diluted share	$1.36	$1.29	$1.22

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
Adjusted Funds From Operations (“AFFO”) is a non-GAAP measure that is used as a supplemental operating measure specifically for comparing year over year ability to fund dividend distribution from operating activities. We calculate AFFO by adding to or subtracting from FFO:

1.	Transaction costs incurred in connection with the acquisition of real estate investments accounted for as business combinations

2.	Non-cash stock-based compensation expense

3.	Amortization of deferred financing costs

4.	Other non-cash interest (income) expense

5.	Non-real estate investment depreciation

6.	Merger, restructuring and other related costs

7.	Impairment charges on non-real estate assets

8.	Amortization of capitalized leasing costs

9.	Straight-line rent revenue adjustment

10.	Amortization of above and below market leases, net

11.	Debt extinguishment gains and losses

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, especially interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facility. We consider certain risks associated with the use of variable rate debt, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.” The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2018, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases).
As of December 31, 2018, $225 million of our total indebtedness consisted of senior unsecured fixed rated notes. The remaining $400 million of our total indebtedness consisted of three to five-year variable-rate obligations for which we have entered into swaps that effectively fix $300 million through November 2020. We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. We consider certain risks associated with the use of derivative instruments, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - Hedging transactions could have a negative effect on our results of operations.”
Due to the fixed rate nature of $225 million of our indebtedness and the hedging transactions described above, a hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2018.

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
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management concluded that, as of December 31, 2018 our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Our discussion of federal income tax considerations in Exhibit 99.2 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, the disclosure under the heading “United States Federal Income Tax Considerations” in Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on October 31, 2018 (File No. 001-37538).

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Four Corners Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and the financial statement schedule III - Real Estate Assets and Accumulated Depreciation (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015
San Francisco, California
February 19, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Four Corners Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Four Corners Property Trust, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 19, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
San Francisco, California
February 19, 2019

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Real estate investments:
Land	$569,057	$449,331
Buildings, equipment and improvements	1,236,224	1,115,624
Total real estate investments	1,805,281	1,564,955
Less: Accumulated depreciation	(614,584)	(598,846)
Real estate investments, net	1,190,697	966,109
Intangible real estate assets, net	18,998	3,835
Total real estate investments and intangible real estate assets, net	1,209,695	969,944
Cash and cash equivalents	92,041	64,466
Straight-line rent adjustment	30,141	21,130
Derivative assets	5,982	4,997
Other assets	5,239	8,122
Total Assets	$1,343,098	$1,068,659

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$615,892	$515,539
Dividends payable	19,580	16,843
Rent received in advance	1,609	8,295
Other liabilities	7,053	5,714
Total liabilities	644,134	546,391
Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 68,204,045 and 61,329,489 shares issued and outstanding at December 31, 2018 and 2017, respectively	7	6
Additional paid-in capital	639,116	473,685
Retained earnings	46,018	36,318
Accumulated other comprehensive income	5,956	4,478
Noncontrolling interests	7,867	7,781
Total equity	698,964	522,268
Total Liabilities and Equity	$1,343,098	$1,068,659
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental	$123,665	$113,937	$105,624
Restaurant	19,970	19,272	18,394
Total revenues	143,635	133,209	124,018
Operating expenses:
General and administrative	13,639	12,259	10,977
Depreciation and amortization	23,884	21,811	20,577
Restaurant expenses	19,014	18,652	17,853
Interest expense	19,959	19,469	14,828
Total operating expenses	76,496	72,191	64,235
Other income, net	781	324	97
Realized gain on sale, net	15,271	10,532	16,623
Income before income tax	83,191	71,874	76,503
Income tax (expense) benefit	(262)	18	80,347
Net income	82,929	71,892	156,850
Net income attributable to noncontrolling interest	(531)	(498)	(41)
Net Income Available to Common Shareholders	$82,398	$71,394	$156,809

Basic net income per share:	$1.29	$1.18	2.75
Diluted net income per share:	$1.28	$1.18	2.63
Weighted average number of common shares outstanding:
Basic	64,041,255	60,627,423	56,984,561
Diluted	64,388,929	60,695,834	59,568,067
Dividends declared per common share	$1.1125	$1.0025	$0.9700

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$82,929	$71,892	$156,850
Realized and unrealized gain on hedging instruments	1,022	4,297	540
Comprehensive income	83,951	76,189	157,390
Less: comprehensive income attributable to noncontrolling interest	(542)	(524)	(58)
Comprehensive Income Attributable to Common Shareholders	$83,409	$75,665	$157,332

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2015	42,741,995	$4	$436,697	$5,257	$(316)	$—	$441,642
Issuance of OP units	—	—	—	—	—	5,039	5,039
Net income	—	—	—	156,809	—	41	156,850
Realized and unrealized gain on derivative instruments	—	—	—	—	523	17	540
Earnings and profits distribution	17,085,566	2	(2)	(78,076)	—	—	(78,076)
Dividends paid and declared on common stock	—	—	—	(58,047)	—	—	(58,047)
ATM proceeds, net of issuance costs	32,513	—	640	—	—	—	640
Stock-based compensation, net	63,483	—	1,529	—	—	—	1,529
Balance at December 31, 2016	59,923,557	6	438,864	25,943	207	5,097	470,117
Issuance of OP units	—	—	—	—	—	2,620	2,620
Net income	—	—	—	71,394	—	498	71,892
Realized and unrealized gain on derivative instruments	—	—	—	—	4,271	26	4,297
Dividends and distributions paid and declared on common stock and OP units	—	—	—	(61,019)	—	(460)	(61,479)
ATM proceeds, net of issuance costs	1,347,010	—	32,145	—	—	—	32,145
Stock-based compensation, net	58,922	—	2,676	—	—	—	2,676
Balance at December 31, 2017	61,329,489	6	473,685	36,318	4,478	7,781	522,268
ASU 2017-12 Transition Adjustment	—	—	—	(467)	467	—	—
Net income	—	—		82,398	—	531	82,929
Realized and unrealized gain on derivative instruments	—	—	—	—	1,011	11	1,022
Equity offering, net of issuance costs	4,025,000	1	96,324	—			96,325
Dividends and distributions paid and declared on common stock and OP units	—	—	—	(72,231)	—	(456)	(72,687)
ATM proceeds, net of issuance costs	2,716,090	—	65,533		—	—	65,533
Stock-based compensation, net	133,466	—	3,574	—	—	—	3,574
Balance at December 31, 2018	68,204,045	$7	$639,116	$46,018	$5,956	$7,867	$698,964

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows - operating activities
Net income	$82,929	$71,892	156,850
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,354	21,547	20,577
Impairment of long-lived assets	1,530	228	—
Gain on disposal of land, building, and equipment	(15,271)	(10,532)	(16,623)
Gain on exchange of non-financial assets	(228)	—	—
Amortization of financing costs	1,834	2,144	1,592
Stock-based compensation expense	3,967	2,676	1,550
Deferred income taxes	—	(196)	(80,685)
Changes in assets and liabilities:
Derivative assets and liabilities	29	145	(609)
Straight-line rent adjustment	(9,288)	(9,536)	(10,095)
Rent received in advance	(6,686)	321	34
Other assets and liabilities	(288)	220	(1,652)
Net cash provided by operating activities	80,882	78,909	70,939
Cash flows - investing activities
Purchases of operating real estate	(268,266)	(95,112)	(83,263)
Net proceeds from sale of operating real estate	21,139	15,645	24,091
Advance deposits on acquisition of operating real estate	81	(947)	(150)
Net cash used in investing activities	(247,046)	(80,414)	(59,322)
Cash flows - financing activities
Net proceeds from ATM equity issuance	65,533	32,145	640
Net proceeds from equity offering	96,325	—	—
Proceeds from issuance of senior notes	100,000	125,000	—
Payment of deferred financing costs	(1,481)	(5,500)	—
Proceeds from revolving credit facility	25,000	36,000	45,000
Repayment of revolving credit facility	(25,000)	(81,000)	—
Payment of dividend to shareholders	(69,494)	(58,695)	(121,604)
Distribution to non-controlling interests	(456)	(460)	—
Redemption of non-controlling interests	—	(988)	—
Repayment of debt assumed in purchase of real estate investments	—	(2,305)	(7,083)
Shares withheld for taxes upon vesting	(393)	—	—
Net cash provided by (used in) financing activities	190,034	44,197	(83,047)
Net increase (decrease) in cash and cash equivalents, including restricted cash	23,871	42,692	(71,430)
Cash and cash equivalents, including restricted cash, beginning of year	69,371	26,643	98,073
Cash and cash equivalents, including restricted cash, ending of year	$93,242	$69,371	$26,643
Supplemental disclosures:
Interest paid	$14,180	$14,102	$13,493
Taxes paid	$470	$561	$2,168
Non - cash investing and financing activities:
Dividends declared but not paid	$19,580	$16,843	$14,519
Debt assumed in acquisition of real estate investments	$—	$2,305	$7,083
Change in fair value of derivative instruments	$993	$4,152	$1,149
Operating partner units issued in exchange for real estate investments	$—	$3,609	$5,039
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
FCPT was incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc., (together with its consolidated subsidiaries “Darden”), for the purpose of owning, acquiring and leasing properties on a triple-net basis, for use in the restaurant and related food service industries. On November 9, 2015, Darden completed a spin-off of FCPT whereby Darden contributed to us 100% of the equity interest in entities that own 418 properties in which Darden operates restaurants, representing five of their brands, and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) along with the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash. Subsequently, Darden distributed all of our outstanding shares of common stock pro-rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”).
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements (“the Consolidated Financial Statements”) include the accounts of Four Corners Property Trust, Inc. and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.
Noncontrolling Interest
Noncontrolling interest represents the aggregate limited partnership interests in FCPT OP held by third parties. In accordance with GAAP, the noncontrolling interest of FCPT OP is shown as a component of equity on our Consolidated Balance Sheets, and the portion of income allocable to third parties is shown as net income attributable to noncontrolling interests in our consolidated statements of income (“Income Statements”) and consolidated statements of comprehensive income (“Comprehensive Income Statement”). The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Accordingly, the Company has determined that the common OP units meet the requirements to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

classified as permanent equity. A reconciliation of equity attributable to noncontrolling interest is disclosed in our consolidated statement of changes in equity.
Use of Estimates
The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions used in the accompanying Consolidated Financial Statements are based on management’s evaluation of the relevant facts and circumstances. Actual results may differ from the estimates and assumptions used in preparing the accompanying Consolidated Financial Statements, and such differences could be material.
Real Estate Investments, Net
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-five years using the straight-line method. Leasehold improvements, which are reflected on our Consolidated Balance Sheets as a component of buildings, equipment, and improvements, net, are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in realized gain on sale, net in our accompanying Income Statements.
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
Acquisition of Real Estate
The Company evaluates acquisitions to determine whether transactions should be accounted for as asset acquisitions or business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01. Since adoption in the fourth quarter of 2016, the Company has determined the land, building, site improvements, and in-places leases (if any) of assets acquired were each single assets as the building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. Additionally, the Company has not acquired a substantive process used to generate outputs. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset and there were no processes acquired, the acquisitions do not qualify as businesses and are accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful lives of the acquired assets.
The Company allocates the purchase price (including acquisition and closing costs) of real estate acquisitions to land, building, and improvements based on their relative fair values. The determination of the building fair value is on an ‘as-if-vacant’ basis. Value is allocated to acquired lease intangibles (if any) based on the costs avoided and revenue recognized by acquiring the property subject to lease and avoiding an otherwise ‘dark period’. In making estimates of fair values for this purpose, the Company uses a third-party specialist that obtains various information about each property, as well as the pre-acquisition due diligence of the Company and prior leasing activities at the site.
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, acquired lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the asset carrying costs, including lost revenue, that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and costs to execute similar leases at the time of the acquisition. Above-market and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease.
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below-market lease intangibles are generally amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company believes it is likely the tenant will exercise the renewal option. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized as an impairment loss included in depreciation and amortization expense. To date, the Company has not had significant early terminations.
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Comprehensive Income Statement as the original impairment. Provisions for impairment are included in depreciation and amortization expense.
During the years ended December 31, 2018 and 2017, we recorded impairment expense of $1.5 million and $228 thousand, respectively, due to the bankruptcy and court ordered termination of a lease by one tenant. No impairments were recorded in 2016. These amounts are included in depreciation and amortization in the accompanying Income Statements.
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
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents can consist of cash and money market accounts. Restricted cash consists of 1031 exchange proceeds and is included in Other assets on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows.

	December 31,
(In thousands)	2018	2017	2016
Cash and cash equivalents	$92,041	$64,466	$26,643
Restricted cash (included in Other assets)	1,201	4,905	—
Total Cash, Cash Equivalents, and Restricted Cash	$93,242	$69,371	$26,643
Long-term Debt
Long-term debt is carried at unpaid principal balance, net of deferred financing costs. All of our long-term debt is currently unsecured and interest is paid monthly on our non-amortizing term loans and revolving credit facility and semi-annually on our senior unsecured fixed rate notes.
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
See Note 6 - Long-term Debt, Net of Deferred Financing Costs for additional information.
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. Our use of derivative instruments is currently limited to interest rate hedges. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows of the derivative are not expected to offset changes in cash flows of the hedged item. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, at the time the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the Consolidated Balance Sheets or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
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
See Note 7 - Derivative Financial Instruments for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Assets and Liabilities
Other assets primarily consist of pre-acquisition costs, prepaid assets, food and beverage inventories for use by our Kerrow operating subsidiary, escrow deposits, lease origination fees, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest, accrued operating expenses, derivative liabilities, and deferred rent obligations on certain operating leases.
See Note 5 - Supplemental detail for certain components of Consolidated Balance Sheets
Revenue Recognition
Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, “Revenue from Contracts with Customers” using the modified retrospective method. The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. Effective January 1, 2018, the Company also adopted FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” Through the evaluation and implementation process, we have determined FCPT’s key revenue stream that could be impacted by FASB ASU No. 2014-09, as amended by FASB ASU No. 2017-05, is the gain on disposition of real estate reported on the Consolidated Income Statements. We previously recognized revenue from asset sales upon satisfaction of the criteria set forth in ASC 360, usually at the time of closing (i.e., transfer of asset). After adoption of FASB No. ASU 2014-09, as amended by FASB ASU No. 2017-05, we will evaluate the transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. Adoption of this guidance did not have a material impact on our Consolidated Financial Statements or related disclosures.
Rental revenue
For those net leases that provide for periodic and determinable increases in base rent, base rental revenue is recognized on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a deferred rent receivable. Lease origination fees are deferred and amortized over the related lease term as an adjustment to depreciation expense. Taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental revenue in our Income Statements and Comprehensive Income Statement.
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
Restaurant revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

is recognized when food and beverage products are sold. At December 31, 2018 and 2017, credit card receivables, included in other assets, totaled $82 thousand and $90 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Income Statements.
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
We provide for federal and state income taxes currently payable as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal income tax credits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Interest recognized on reserves for uncertain tax positions is included in interest, net in our Comprehensive Income Statement. A corresponding liability for accrued interest is included as a component of other liabilities on our Consolidated Balance Sheets. Penalties, when incurred, are recognized in general and administrative expenses.
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
Application of New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. We have completed our initial inventory and evaluation, and upon adoption, we will recognize lease obligations for the three ground leases at our Kerrow Restaurant Operating Business and our corporate office leases, with corresponding right of use assets. We estimate that the right of use assets and lease liabilities to be recognized upon adoption will represent less than 2% of consolidated total assets. We will continue to recognize lease expense for these leases, expected to be included in Restaurant expenses and General and administrative expenses, respectively, in our Income Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In addition, the guidance requires lessors to capitalize and amortize only incremental direct leasing costs. The FASB subsequently issued an amendment that allows entities to present comparative periods, in the year of adoption, under ASC 840, which effectively allows for an initial date of adoption of January 1, 2019. The amendment also provides a practical expedient to lessors that removes the requirement to separate lease and non-lease components, provided certain conditions are met.
We believe the lease component is the predominant component, that the timing and pattern of transfer of our material non-lease components (primarily cost recovery income) are the same as the lease components. Thus the lease component, if it were accounted for separately, would be classified as an operating lease. As such, we believe the adoption of the ASU will not significantly change the accounting for rental and other revenues from operating leases where we are the lessor, and that such leases will be accounted for in a manner similar to existing standards with the underlying leased asset being reported and recognized as a real estate asset. Upon the adoption of the ASU, we will no longer capitalize and amortize certain leasing related costs and instead will expense these costs as incurred.
The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 77% of the scheduled base rents of the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We are also subject to concentration risk in terms of restaurant brands that occupy our properties. With 299 locations in our portfolio, Olive Garden branded restaurants comprise approximately 49% of our leased properties and approximately 58% of the revenues received under leases. Our properties, including the Kerrow Operating Business, are located in 45 states with lease revenue concentrations of 10% or greater in two states: Texas (12%) and Florida (11%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2018, our exposure to risk related to amounts due to us on our derivative instruments totaling $6 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $250 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business is summarized as follows:

	December 31,
(In thousands)	2018	2017
Land	$569,057	$449,331
Buildings and improvements	1,099,591	977,783
Equipment	136,633	137,841
Total gross real estate investments	1,805,281	1,564,955
Less: accumulated depreciation	(614,584)	(598,846)
Real estate investments, net	$1,190,697	$966,109
Intangible real estate assets, net	18,998	3,835
Total Real Estate Investments and Intangible Real Estate Assets, Net	$1,209,695	$969,944
During the year ended December 31, 2018, the Company invested $268.3 million, including transaction costs, in 97 restaurant properties located in twenty-eight states, and allocated the investment as follows: $122.6 million to land, $130.1 million to buildings and improvements, and $15.6 million to intangible assets principally related to the value of the in-place leases acquired. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 13.7 years as of December 31, 2018. During the year ended December 31, 2018, the Company sold two properties with a net book value of $5.8 million for a realized gain on sale of $15.3 million.
During the year ended December 31, 2017, the Company invested $100.7 million, including debt assumed, the issuance OP units consideration and transaction costs, in 43 restaurant properties located in fifteen states, and allocated the investment as follows: $30.1 million to land, $68.0 million to buildings and improvements, and $2.6 million to intangible assets principally related to the value of the in-place leases acquired. There was no contingent consideration associated with these acquisitions. These properties were 100% occupied under net leases, with a weighted average remaining lease term of 18.1 years as of December 31, 2017. During the year ended December 31, 2017, the Company sold three properties with a net book value of $5.1 million for a realized gain on sale of $10.5 million.
Operating Leases as Lessor
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table does not include the extension periods as they are not bargain options.

December 31,
(In thousands)	2018
2019	$126,001
2020	127,521
2021	128,893
2022	130,519
2023	131,997
Thereafter	1,052,378
Total Future Minimum Rentals	$1,697,309

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

	December 31,
(In thousands)	2018	2017
Acquired in-place lease intangibles	$19,079	$4,169
Above-market leases	1,318	—
Total	20,397	4,169
Less: accumulated amortization	(1,399)	(334)
Intangible Lease Assets, Net	$18,998	$3,835

	December 31,
(In thousands)	2018	2017
Below-market leases	$610	$—
Less: accumulated amortization	(33)	—
Intangible Lease Liabilities, Net	$577	$—
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $970 thousand, and $298 thousand, for the years ended December 31, 2018, and 2017, respectively.  The value of above-market and below-market leases amortized as a net adjustment to revenue was $62 thousand for the year ended December 31, 2018 . There was no amortization for adjustments to revenue for the years ended December 31, 2017 and 2016. At December 31, 2018, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 12.7 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, and lease incentives was 12.6 years, 12.5 years, 9.4 years, and 18.6 years, respectively.
Based on the balance of intangible assets at December 31, 2018, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows:

(In thousands)	December 31, 2018
2019	$2,280
2020	2,086
2021	1,865
2022	1,734
2023	1,444
Thereafter	9,012
Total Future Amortization Expense	$18,421

NOTE 5 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of Other assets were as follows:

	December 31,
(In thousands)	2018	2017
Prepaid acquisition costs	$1,802	$1,385
Escrow deposits	1,201	4,905
Prepaid assets	815	616
Inventories	183	186
Accounts receivable	782	383
Other	456	647
Total Other Assets	$5,239	$8,122
Other Liabilities
The components of Other liabilities were as follows:

	December 31,
(In thousands)	2018	2017
Accrued compensation	$1,714	$1,543
Accrued interest expense	1,586	1,290
Accrued operating expenses	486	488
Accounts payable	986	1,055
Deferred rent	712	663
Below-market rent liabilities, net	577	—
Other	992	675
Total Other Liabilities	$7,053	$5,714
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At December 31, 2018, our long-term debt consisted of $400 million in non-amortizing term loans, no outstanding borrowings under the revolving credit facility, and $225 million of senior unsecured fixed rate notes. At December 31, 2017, our long-term debt consisted of a $400 million, non-amortizing term loan, no outstanding borrowings under the revolving credit facility and $125 million of senior unsecured fixed rate notes.
At December 31, 2018 and 2017, the net unamortized deferred financing costs were approximately $9.1 million and $9.5 million, respectively. The weighted average interest rate on the term loan before consideration of the interest rate hedges described below was 3.68% and 2.79% at December 31, 2018 and 2017, respectively.
During the years ended December 31, 2018, 2017 and 2016, amortization of deferred financing costs was $1.8 million, $2.1 million, $1.6 million, respectively. Amortization in the year ended December 31, 2017 includes a one-time charge of $424 thousand for deferred financing costs expensed as a result of the execution of the Credit Agreement in December 2017.
At both December 31, 2018, and December 31, 2017, there was no balance outstanding under the $250 million revolving credit facility nor any outstanding letters of credit.
Credit Agreement
On December 13, 2018, the Company and its subsidiary, FCPT OP, entered into Amendment No. 2 to Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Facility Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), and the lenders (the “Lenders”) and other agents party thereto, which amended the existing Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 2, 2017, as amended (the “Credit Agreement”), by and among the Company, FCPT OP, the Agent, the Lenders and the other agents party thereto. Prior to the Credit Facility Amendment, $400 million aggregate principal amount outstanding under the Company's term loan facility was scheduled to mature on November 9, 2022. The Credit Facility Amendment extends the maturity date of certain of the Company's term loan facility such that $150 million, the non-extended portion of the term loan facility, will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. The interest rate charged on the non-extended portion of the term loan facility remained unchanged; however, as of the date of the Credit Facility Amendment, the interest rate charged on the extended portions of the term loan facility will be reduced by ten basis points from the interest rate charged prior to the Credit Facility Amendment. The aggregate principal amount of $400 million outstanding under the term loan facility prior to the Credit Facility Amendment as well as the lenders and allocation by lender remained unchanged. The revolving credit facility portion of the Credit Agreement was not amended and remained unchanged.
The following table presents the Term Loan balances as of December 31, 2018, and 2017.

				Outstanding Balance
	Maturity	Interest		December 31,
(Dollars in thousands)	Date	Rate		2018	2017
Term Loans:
Term Loan 2022, amended and restated October 2017 & December 2018	Nov 2022	3.74%	(a)	$150,000	$400,000
Term Loan 2023, extended December 2018	Nov 2023	3.64%	(a)	150,000	—
Term Loan 2024, extended December 2018	Mar 2024	3.64%	(a)	100,000	—
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.25-1.35% at December 31, 2018.
Note Purchase Agreements
The Company has entered into note purchase agreements with institutional purchasers to provide for the private placement of four series of senior unsecured fixed rate notes aggregating to $225 million. The following table presents the senior unsecured fixed rate notes balance as of December 31, 2018, and 2017.

			Outstanding Balance
	Maturity	Interest	December 31,
(Dollars in thousands)	Date	Rate	2018	2017
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	—
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	—
Total Notes			$225,000	$125,000
For the December 2018 notes, the all-in pricing represented 182 basis points and 192 basis points above the 8-year interpolated U.S. Treasury rate and the 10-year U.S. Treasury rate, respectively, at the time of pricing. For the June 2017 notes, the all-in pricing represented 235 basis points and 240 basis points above the 7-year and 10-year U.S. Treasury rates, respectively, at the time of pricing.

The Note Purchase Agreements contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the purchasers may, among other remedies, accelerate the payment of all obligations.
The Note Purchase Agreements have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States or any other jurisdiction absent registration or an applicable exemption from the registration requirements of the Securities Act and the applicable securities laws of any state or other jurisdiction. FCPT OP offered and sold the Note Purchase Agreements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
Debt Covenants
Under the terms of the Note Purchase Agreement and Credit Agreement (the “Agreements”), the Agreements have the same guarantors. The Agreements contain customary financial covenants, including a total leverage ratio, a mortgage-secured leverage ratio, a secured recourse leverage ratio, a fixed charge coverage ratio, a minimum net worth requirement, an unencumbered leverage ratio and an unencumbered interest coverage ratio status. They also contain restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. In addition, the Agreements include provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the Credit Agreement. At December 31, 2018, the Company was in compliance with all debt covenants.
NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in our payment of future cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
Cash Flow Hedges of Interest Rate Risk
Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheets in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

We have entered into interest rate swaps to hedge the variability associated with the Credit Agreement. The following table presents the swaps held as of December 31, 2018, and 2017.

Product	Fixed Rate	Notional (in thousands)	Index	Effective Date	Maturity Date
Swap	1.16%	$200,000	1 mo. USD-LIBOR-BBA	11/12/2015	11/9/2018
Swap	1.56%	$200,000	1 mo. USD-LIBOR-BBA	11/12/2015	11/9/2020
Swap	1.96%	$100,000	1 mo. USD-LIBOR-BBA	11/9/2018	11/9/2021
Swap	2.30%	$100,000	1 mo. USD-LIBOR-BBA	11/9/2020	11/9/2023
Swap (1)	2.00%	$100,000	1 mo. USD-LIBOR-BBA	11/9/2020	11/9/2022
(1) In November 2021, the notional amount of the swap increases to $200 million.
For the years ended December 31, 2018, 2017, and 2016, we recorded approximately $0, $54 thousand, and $792 thousand of income, respectively, related to hedge ineffectiveness in earnings. The hedge ineffectiveness is attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2019 an additional $2.5 million will be reclassified to earnings as a decrease to interest expense.
As of December 31, 2018, we had two interest rate swaps outstanding with current notionals of $300 million that were designated as cash flow hedges of interest rate risk.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the years ended December 31, 2018 and 2017, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2018 and 2017.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at December 31,		Balance Sheet Location	Fair Value at December 31,
(Dollars in thousands)		2018	2017		2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$5,982	$4,997	Derivative liabilities	$—	$8
Total		$5,982	$4,997		$—	$8

Tabular Disclosure of the Effect of Derivative Instruments on the Comprehensive Income Statement
The table below presents the effect of our interest rate swaps on the Comprehensive Income Statement for the years ending December 31, 2018, 2017, and 2016.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Total Amount of Interest Expense Presented in the Consolidated Income Statements
Interest rate swaps
Year Ended December 31, 2018	$3,257	Interest expense	$2,235	Interest expense	$—	$19,959
Year Ended December 31, 2017	2,942	Interest expense	(1,355)	Interest expense	54	19,469
Year Ended December 31, 2016	(3,226)	Interest expense	(3,765)	Interest expense	792	14,828
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2018 and 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018	$5,982	$—	$5,982	$—	$—	$5,982
December 31, 2017	4,997	—	4,997	(8)	—	4,989

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2018	$—	$—	$—	$—	$—	$—
December 31, 2017	8	—	8	(8)	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At December 31, 2018 and 2017, the fair value of derivatives in a net asset position related to these agreements was approximately $6.1 million and $5.0 million, respectively. As of December 31, 2018, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at December 31, 2018, we would have been entitled to the termination value of approximately $6.1 million.

NOTE 8 – INCOME TAXES
The income tax expense (benefit) was composed as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current:
Federal	$—	$—	$29
Current state and local	262	178	317
Total current	262	178	346
Deferred:
Federal deferred	—	(196)	(74,876)
State deferred	—	—	(5,817)
Total deferred	—	(196)	(80,693)
Total Income Tax Expense (Benefit)	$262	$(18)	$(80,347)
The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
U.S. statutory rate	21.0%	34.0%	35.0%
Current benefit or REIT election (1)	(21.0)	(34.1)	(140.4)
State and local income taxes, net of federal tax benefits	0.7	0.1	0.5
Benefit of federal income tax credits	—	(0.5)	(0.1)
Valuation allowance	—	0.4	—
Permanent differences	—	0.1	—
Effective Income Tax Rate	0.7%	0.0%	(105.0)%
(1)    The portion of the current benefit attributable to the REIT election in 2016 was 105.4%.
In December 2017, the Tax Cuts and Jobs Act lowered the federal corporate income tax rate to 21% effective for taxable years after December 31, 2017. Due to FCPT’s REIT status, we did not recognize a significant impact to our reported results resulting from this change.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2018. Changes in estimates of deferred tax asset realizability are included in Income tax expense in the Income Statements.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2018	2017	2016
Compensation and employee benefits	$37	$30	$67
Charitable contribution and credit carryforwards	484	366	—
Net operating losses	—	26	—
Lease payable	148	137	205
UNICAP	12	13	20
Gross deferred tax assets	681	572	292
Prepaid expenses	(24)	(23)	—
Straight-line rent	—	—	—
Buildings and equipment (1)	(284)	(273)	(488)
Gross deferred tax liabilities	(308)	(296)	(488)
Valuation allowance	(373)	(276)	—
Net Deferred Tax Assets (Liabilities)	$—	$—	$(196)
(1)    These buildings and equipment in 2018, 2017 and 2016 relate to the Kerrow Restaurant Operating Business.
NOTE 9 – EQUITY
Preferred Stock
At December 31, 2018, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at December 31, 2018 or December 31, 2017.
Common Stock
At December 31, 2018 the Company was authorized to issue 500,000,000 shares of $0.0001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
In August 2018, the Company completed a stock offering pursuant to which we sold 4,025,000 shares of our common stock, par value $0.01 per share, at a price of $25.00 per share. We raised $100.6 million in gross proceeds, resulting in net proceeds of approximately $96.3 million.
In March 2018, we declared a dividend of $0.275 per share, which was paid in April 2018 to common stockholders of record as of March 30, 2018. In June 2018, we declared a dividend of $0.275 per share, which was paid in July 2018 to common stockholders of record as of June 29, 2018. In September 2018, we declared a dividend of $0.275 per share, which was paid in October 2018 to common stockholders of record as of September 28, 2018. In November 2018 we declared a dividend of $0.2875 per share, which was payable on January 14, 2019 to common stockholders of record as of January 4, 2019.
As of December 31, 2018, there were 68,204,045 shares of the Company's common stock issued and outstanding.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company entered into an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the New York Stock Exchange through broker-dealers. During the year ended December 31, 2016, we sold 32,513 shares under the ATM program at a weighted-average selling price of $20.01 per share, for net proceeds of approximately $640 thousand (after issuance costs). During the year ended December 31, 2017, we sold 1,347,010 shares under the ATM program at a weighted-average selling price of $24.35 per share, for net proceeds of approximately $32.1 million (after issuance costs). During the year ended December 31, 2018, we sold 2,716,090 shares under the ATM program at a weighted-average selling price of $24.68 per share, for net proceeds of approximately $65.5 million (after issuance costs). At December 31, 2018, there was $49.5 million available for issuance under the ATM program.

Noncontrolling Interest
At December 31, 2018, there were 409,320 FCPT OP units (“OP units”) outstanding held by third parties. During the year ended December 31, 2018, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $10.8 million, $10.6 million, and $5.5 million as of December 31, 2018, 2017, and 2016, respectively.
As of December 31, 2018, FCPT is the owner of approximately 99.4% of FCPT’s OP units. The remaining 0.6%, or 409,320, of FCPT’s OP units are held by unaffiliated limited partners. For the year ended December 31, 2018, FCPT OP distributed $456 thousand to limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(In thousands except share and per share data)	2018	2017	2016
Average common shares outstanding – basic	64,041,255	60,627,423	56,984,561
Effect of dilutive stock based compensation	347,674	68,411	16,003
Net effect of shares issued with respect to E&P dividend	—	—	2,567,503
Average common shares outstanding – diluted	64,388,929	60,695,834	59,568,067
Net income	$82,929	$71,892	$156,850
Basic net earnings per share	$1.29	$1.18	$2.75
Diluted net earnings per share	$1.28	$1.18	$2.63
For the years ended December 31, 2018, 2017, and 2016, the number of outstanding equity awards that were anti-dilutive totaled 176,946, 320,332, and 149,943, respectively. Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the year ended December 31, 2018, 2017 and 2016 totaled 409,320, 318,422, and 39,785, respectively.
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

At December 31, 2018, 1,619,807 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $3.07 million at December 31, 2018 as shown in the following table.
Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Units	Total
Unrecognized compensation cost at January 1, 2018	$523	$1,052	$2,302	$3,877
Equity grants	415	1,612	1,180	3,207
Equity grant forfeitures	—	(49)	—	(49)
Equity compensation expense	(750)	(1,346)	(1,871)	(3,967)
Unrecognized Compensation Cost at December 31, 2018	$188	$1,269	$1,611	$3,068
At December 31, 2018, the weighted average amortization period remaining for all of our equity awards was 1.4 years.
Restricted Stock Units
RSUs are granted at a value equal to the five-day average closing market price of our common stock on the date of grant and are settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.
The following table summarizes the activities related to RSUs for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018		2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	64,983	$23.34	65,207	$22.64	57,546	$23
Units granted	17,896	23.19	9,379	25.78	14,285	19.95
Units vested	(49,287)	23.60	(9,603)	20.96	(6,624)	23.4
Units forfeited	—	—	—	—	—	—
Outstanding at End of Period	33,592	$22.88	64,983	$23.34	65,207	$22.64
Expenses related to RSUs were $750 thousand, $695 thousand, and $639 thousand for the years ended December 31, 2018 2017, and 2016, respectively. Remaining unrecognized compensation cost related to RSU will be recognized over a weighted average period of less than two years. Restrictions on shares of restricted stock outstanding lapse through 2019. The Company expects all RSUs to vest.

Restricted Stock Awards
The following table summarizes the activities related to RSAs for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018		2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	81,909	$19.40	53,280	$16.55	—	$—
Units granted	67,845	23.76	48,378	21.58	53,589	16.55
Units vested	(47,292)	$20.45	(19,749)	16.55	—	—
Units forfeited	(2,060)	23.87	—		(309)	16.17
Outstanding at End of Period	100,402	$21.76	81,909	$19.40	53,280	$16.55
Expenses related to RSAs were $1.3 million, $617 thousand, and $257 thousand for the years ended December 31, 2018, 2017, and 2016, respectively. The remaining unrecognized compensation cost will be recognized over a weighted average period of less than three years. Restrictions on shares of RSAs outstanding lapse through 2021. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
During the years ended December 31, 2018, 2017, and 2016, there were 68,490, 63,538, and 72,040 PSUs as well as dividend equivalent rights granted under the Plan, respectively. The performance period of these grants runs from January 1, 2018 through December 31, 2020, January 1, 2017 through December 31, 2019, and from January 1, 2016 through December 31, 2018, respectively. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model.
During the years ended December 31, 2018, 2017, and 2016, PSUs were granted at a weighted average fair value of $23.64, $21.55, and $16.60 per unit, respectively. During the year ended December 31, 2018, there were no target number of PSUs forfeited due to employee departures. The Company expects all PSUs to vest.
The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over three years from the grant date. For the 2018 PSU grant, the Company used an implied volatility assumption of 20.4% (based on historical volatility), risk free rates of 2.2%, 2.26%, and 2.33% (the three-year Treasury rates on the grant dates), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs). For the 2017 PSU grant, the Company used an implied volatility assumption of 19.9% (based on historical volatility), risk free rates of 1.52% and 1.67% (the one-year Treasury rates on the grant dates), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs). For the 2016 PSU grant, the Company used an implied volatility assumption of 19.3% (based on historical volatility), risk free rates of 0.54% and 0.91% (the one-year and three-year Treasury rates on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs).
Expenses related to PSUs were $1.9 million, $1.4 million and $0.7 million for the year ended December 31, 2018, 2017, and 2016, respectively.

NOTE 11 – FAIR VALUE MEASUREMENTS
The carrying amounts of certain of the Company’s financial instruments including cash equivalents, accounts receivable, accounts payable, accrued liabilities, and derivative financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates.
Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate hierarchy disclosures each reporting period. The following table presents the derivative assets recorded that are reported at fair value on our Consolidated Balance Sheets on a recurring basis.
Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative Assets
December 31, 2018	$—	$5,982	$—	$5,982
December 31, 2017	—	4,997	—	4,997
Derivative Liabilities
December 31, 2018	$—	$—	$—	$—
December 31, 2017	—	8	—	8
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2018 were classified as Level 2 of the fair value hierarchy.

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.
Fair Value of Certain Financial Liabilities

December 31, 2018
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan due 2022, excluding deferred financing costs	$100,000	$100,453
Term loan due 2023, excluding deferred financing costs	150,000	150,651
Term loan due 2024, excluding deferred financing costs	150,000	151,042
Senior note due June 2024, excluding deferred financing costs	50,000	50,834
Senior note due June 2027, excluding deferred financing costs	75,000	77,471
Senior note due June 2026, excluding deferred financing costs	50,000	50,533
Senior note due June 2028, excluding deferred financing costs	50,000	50,917

December 31, 2017
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan, excluding deferred financing costs	$400,000	$406,637
Senior note due June 2024, excluding deferred financing costs	50,000	50,043
Senior note due June 2027, excluding deferred financing costs	75,000	75,184
The fair value of the Notes payable (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Operating Leases as Lessee
The table below presents the annual future lease commitments under non-cancelable operating leases for each of the five years subsequent to December 31, 2018 and thereafter. The table does not reflect available operating lease extensions.

(In thousands)	December 31, 2018
2019	$550
2020	400
2021	103
2022	—
2023	—
Thereafter	—
Total Future Lease Commitments	$1,053
Rent expense on ground leases, under which our Kerrow subsidiary is lessee to third-party owners, was $466 thousand, $448 thousand, and $441 thousand for the years ended December 31, 2018, 2017, and 2016, respectively. Rent expense at FCPT was $250 thousand, $160 thousand, and $154 thousand for the years ended December 31, 2018, 2017, and 2016, respectively.
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
NOTE 13 – SEGMENTS
During 2018, 2017, and 2016, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the years ended December 31, 2018, 2017 and 2016.
For the Year Ended December 31, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$123,665	—	$—	$123,665
Intercompany rental revenue	401	—	(401)	—
Restaurant revenues	—	19,970	—	19,970
Total revenues	124,066	19,970	(401)	143,635
Operating expenses:
General and administrative	13,639	—	—	13,639
Depreciation and amortization	23,373	511	—	23,884
Restaurant expenses	—	19,415	(401)	19,014
Interest expense	19,959	—	—	19,959
Total operating expenses	56,971	19,926	(401)	76,496
Other income	781	—	—	781
Realized gain on sale, net	15,271	—	—	15,271
Income before income tax	83,147	44	—	83,191
Income tax expense	(156)	(106)	—	(262)
Net Income (Loss)	$82,991	$(62)	$—	$82,929

For the Year Ended December 31, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$113,937	$—	$—	$113,937
Intercompany rental revenue	395	—	(395)	—
Restaurant revenues	—	19,272	—	19,272
Total revenues	114,332	19,272	(395)	133,209
Operating expenses:
General and administrative	12,259	—	—	12,259
Depreciation and amortization	21,237	574	—	21,811
Restaurant expenses	—	19,047	(395)	18,652
Interest expense	19,469	—	—	19,469
Total operating expenses	52,965	19,621	(395)	72,191
Other income	324	—	—	324
Realized gain on sale, net	10,532	—	—	10,532
Income before income tax	72,223	(349)	—	71,874
Income tax (expense) benefit	(77)	95	—	18
Net Income (Loss)	$72,146	$(254)	$—	$71,892

For the Year Ended December 31, 2016

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$105,624	$—	$—	$105,624
Intercompany rental revenue	389	—	(389)	—
Restaurant revenues	—	18,394	—	18,394
Total revenues	106,013	18,394	(389)	124,018
Operating expenses:
General and administrative	10,977	—	—	10,977
Depreciation and amortization	19,933	644	—	20,577
Restaurant expenses	—	18,242	(389)	17,853
Interest expense	14,828	—	—	14,828
Total operating expenses	45,738	18,886	(389)	64,235
Other income	97	—	—	97
Realized gain on sale, net	16,623	—	—	16,623
Income before income taxes	76,995	(492)	—	76,503
Income tax benefit (expense)	80,409	(62)	—	80,347
Net Income (Loss)	$157,404	$(554)	$—	$156,850
The following table presents supplemental information by segment at December 31, 2018 and 2017.
December 31, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,788,462	$16,819	$1,805,281
Accumulated depreciation	(607,556)	(7,028)	(614,584)
Total real estate investments, net	1,180,906	9,791	1,190,697
Cash and cash equivalents	90,690	1,351	92,041
Total assets	1,331,213	11,885	1,343,098
Long-term debt, net of deferred financing costs	615,892	—	615,892
December 31, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,548,259	$16,696	$1,564,955
Accumulated depreciation	(592,293)	(6,553)	(598,846)
Total real estate investments, net	955,966	10,143	966,109
Cash and cash equivalents	63,229	1,237	64,466
Total assets	1,056,500	12,159	1,068,659
Long-term debt, net of deferred financing costs	515,539	—	515,539
NOTE 14 – SUBSEQUENT EVENTS
In the first quarter through February 19, 2019, the Company invested $18.8 million, net of transaction costs, in acquisitions of eleven restaurant properties located in four states. These properties are 100% occupied under net leases. The Company funded the acquisitions with cash on hand and 1031 like-kind exchange proceeds. The Company anticipates accounting for these acquisitions as asset acquisitions in accordance with GAAP. There were no material contingent liabilities associated with these transactions at December 31, 2018.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA

(In thousands, except per share amounts)	January 1, 2018 - March 31, 2018	April 1, 2018 - June 30, 2018	July 1, 2018 - September 30, 2018	October 1, 2018 - December 31, 2018
Revenues:
Rental	$29,589	$29,596	$31,324	$33,156
Restaurant	5,214	5,079	4,798	4,879
Total revenues	34,803	34,675	36,122	38,035
Operating expenses:
General and administrative	3,653	3,188	3,208	3,590
Depreciation and amortization	5,345	5,225	5,743	7,571
Restaurant expense	4,870	4,786	4,713	4,645
Interest expense	4,855	4,877	4,934	5,293
Total expenses	18,723	18,076	18,598	21,099
Other income	342	215	147	77
Realized gain on sale, net	—	10,879	—	4,392
Income Before Income Taxes	$16,422	$27,693	$17,671	$21,405
Earnings per share:
Basic	$0.27	$0.44	$0.27	$0.31
Diluted	0.26	0.44	0.27	0.31
Distributions declared per share	$0.2750	$0.2750	$0.2750	$0.2875

(In thousands, except per share amounts)	January 1, 2017 - March 31, 2017	April 1, 2017 - June 30, 2017	July 1, 2017 - September 30, 2017	October 1, 2017 - December 31, 2017
Revenues:
Rental	$27,764	$28,327	$28,835	$29,011
Restaurant	4,943	4,826	4,676	4,827
Total revenues	32,707	33,153	33,511	33,838
Operating expenses:
General and administrative	2,863	3,459	2,899	3,044
Depreciation and amortization	5,409	5,426	5,425	5,557
Restaurant expense	4,668	4,583	4,571	4,829
Interest expense	4,094	4,508	5,463	5,403
Total expenses	17,034	17,976	18,358	18,833
Other income	5	34	172	113
Realized gain on sale, net	—	3,291	4,042	3,198
Income Before Income Taxes	$15,678	$18,502	$19,367	$18,316
Earnings per share (1):
Basic	$0.26	$0.30	$0.31	$0.30
Diluted	0.26	0.30	0.31	0.30
Distributions declared per share	$0.2425	$0.2425	$0.2425	$0.2750

(In thousands, except per share amounts)	January 1, 2016 - March 31, 2016	April 1, 2016 - June 30, 2016	July 1, 2016 - September 30, 2016	October 1, 2016 - December 31, 2016
Revenues:
Rental	$26,192	$26,192	$26,363	$26,877
Restaurant	4,859	4,701	4,443	4,391
Total revenues	31,051	30,893	30,806	31,268
Operating expenses:
General and administrative	3,317	2,508	2,608	2,545
Depreciation and amortization	5,187	5,101	5,059	5,230
Restaurant expense	4,698	4,593	4,308	4,254
Interest expense	4,182	3,858	3,549	3,239
Total expenses	17,384	16,060	15,524	15,268
Other income	60	18	10	9
Realized gain on sale, net	—	—	—	16,623
Income Before Income Taxes	$13,727	$14,851	$15,292	$32,632
Earnings per share:
Basic	$1.95	$0.25	$0.25	$0.54
Diluted	1.61	0.25	0.25	0.54
Distributions declared per share	$0.2425	$0.2425	$0.2425	$0.2425

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Kissimmee, FL	$400	$710	$2	$—	$1,803	$615	$400	$2,513	$617	$3,530	$2,415	1985	8/5/1985	2 - 42
OG	Greenwood, IN	400	749	1	—	1,883	625	400	2,632	626	3,658	2,207	1985	7/15/1985	2 - 49
OG	Indianapolis, IN	333	755	15	—	1,839	541	333	2,594	556	3,483	2,013	1985	7/15/1985	2 - 49
OG	Las Vegas, NV	597	557	12	—	1,108	316	597	1,665	328	2,590	1,714	1986	3/31/1986	2 - 42
OG	Ocala, FL	470	416	11	—	2,112	383	470	2,528	394	3,392	2,027	1986	7/14/1986	2 - 48
OG	Huntsville, AL	317	719	1	—	1,092	338	317	1,811	339	2,467	1,698	1986	3/3/1986	2 - 36
OG	Granger, IN	220	650	15	—	1,309	348	220	1,959	363	2,542	2,003	1986	9/8/1986	2 - 42
OG	Toledo, OH	275	343	6	—	1,146	244	275	1,489	250	2,014	1,548	1986	9/15/1986	2 - 35
OG	Bradenton, FL	207	837	4	—	1,779	602	207	2,616	606	3,429	2,174	1986	11/3/1986	2 - 48
OG	Clearwater, FL	717	593	17	—	1,521	446	717	2,114	463	3,294	1,920	1986	12/2/1986	2 - 47
OG	Mesquite, TX	721	772	10	238	1,650	435	959	2,422	445	3,826	2,110	1987	7/20/1987	2 - 46
OG	North Richland Hills, TX	468	1,187	19	—	1,414	342	468	2,601	361	3,430	2,410	1986	12/15/1986	2 - 42
OG	Fort Worth, TX	654	626	29	—	1,273	403	654	1,899	432	2,985	1,831	1987	5/25/1987	2 - 46
OG	Indianapolis, IN	526	82	2	—	2,534	406	526	2,616	408	3,550	1,786	1987	7/20/1987	2 - 49
OG	Austin, TX	492	1,183	6	—	1,690	440	492	2,873	446	3,811	2,612	1987	1/12/1987	2 - 46
OG	Morrow, GA	446	813	10	—	1,448	423	446	2,261	433	3,140	2,224	1987	3/23/1987	2 - 42
OG	Fort Myers, FL	289	1,124	14	—	1,786	550	289	2,910	564	3,763	2,426	1987	5/25/1987	2 - 48
OG	Tulsa, OK	702	637	23	—	1,137	291	702	1,774	314	2,790	1,678	1987	6/22/1987	2 - 42
OG	Mobile, AL	698	872	31	—	1,209	479	698	2,081	510	3,289	1,925	1987	5/18/1987	2 - 42
OG	Canton, OH	275	834	8	—	829	426	275	1,663	434	2,372	1,718	1987	9/21/1987	2 - 40
OG	Bakersfield, CA	529	861	54	—	1,294	264	529	2,155	318	3,002	2,049	1987	5/25/1987	2 - 36
OG	Duluth, GA	675	906	18	351	1,247	313	1,026	2,153	331	3,510	2,043	1987	11/2/1987	2 - 42
OG	Middleburg Heights, OH	555	882	18	—	1,285	400	555	2,167	418	3,140	2,135	1988	3/7/1988	2 - 42
OG	Fairview Heights, IL	735	1,162	19	—	1,163	518	735	2,325	537	3,597	2,329	1988	5/9/1988	2 - 35
OG	Orlando, FL	—	894	6	1,585	1,792	614	1,585	2,686	620	4,891	2,610	1988	2/1/1988	2 - 42
OG	Sterling Heights, MI	855	1,158	32	—	984	403	855	2,142	435	3,432	2,236	1988	10/17/1988	2 - 37
OG	Reno, NV	—	639	29	1,215	1,581	560	1,215	2,220	589	4,024	2,387	1988	1/18/1988	2 - 35
OG	Akron, OH	577	1,048	6	—	879	281	577	1,927	287	2,791	1,779	1988	4/4/1988	2 - 40
OG	Grand Rapids, MI	—	959	14	749	753	288	749	1,712	302	2,763	1,744	1988	5/9/1988	2 - 35
OG	Montclair, CA	—	873	44	1,231	736	238	1,231	1,609	282	3,122	1,682	1988	9/5/1988	2 - 40
OG	Knoxville, TN	375	1,397	33	—	700	220	375	2,097	253	2,725	2,015	1988	3/14/1988	2 - 40
OG	Fairfield, OH	325	1,230	15	—	1,303	276	325	2,533	291	3,149	2,302	1988	3/21/1988	2 - 46
OG	Toledo, OH	—	891	38	652	726	201	652	1,617	239	2,508	1,660	1988	5/23/1988	2 - 35
OG	Lansing, IL	—	814	18	912	1,200	379	912	2,014	397	3,323	1,903	1988	6/20/1988	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Bloomington, MN	525	1,779	20	—	1,212	393	525	2,991	413	3,929	2,952	1988	6/28/1988	2 - 41
OG	Vernon Hills, IL	750	1,252	17	—	1,289	474	750	2,541	491	3,782	2,332	1988	10/24/1988	2 - 47
OG	Chattanooga, TN	604	760	19	—	937	405	604	1,697	424	2,725	1,714	1988	6/6/1988	2 - 35
OG	Flint, MI	426	1,089	14	—	882	234	426	1,971	248	2,645	1,877	1988	9/5/1988	2 - 35
OG	Plantation, FL	888	982	27	—	1,189	392	888	2,171	419	3,478	1,964	1989	5/8/1989	2 - 42
OG	Livonia, MI	—	459	25	890	2,624	331	890	3,083	356	4,329	2,910	1988	8/1/1988	2 - 37
OG	Sarasota, FL	1,136	725	24	—	1,427	570	1,136	2,152	594	3,882	2,002	1988	10/10/1988	2 - 48
OG	Saginaw, MI	828	813	22	—	787	340	828	1,600	362	2,790	1,642	1989	7/31/1989	2 - 40
OG	Irving, TX	710	647	33	—	1,603	309	710	2,250	342	3,302	1,948	1988	8/22/1988	2 - 46
OG	Brandon, FL	700	967	24	—	1,566	577	700	2,533	601	3,834	2,224	1989	3/27/1989	2 - 47
OG	Columbus, OH	740	909	38	—	1,057	232	740	1,966	270	2,976	1,792	1988	11/14/1988	2 - 40
OG	North Olmsted, OH	931	1,060	63	—	925	343	931	1,985	406	3,322	1,880	1988	12/5/1988	2 - 40
OG	York, PA	555	931	31	—	1,048	462	555	1,979	493	3,027	1,963	1989	3/6/1989	2 - 42
OG	Oklahoma City, OK	280	1,043	58	—	1,095	371	280	2,138	429	2,847	1,855	1989	1/16/1989	2 - 42
OG	West Des Moines, IA	—	377	24	1,130	2,047	338	1,130	2,424	362	3,916	2,143	1988	12/12/1988	2 - 36
OG	San Antonio, TX	400	783	17	—	1,458	449	400	2,241	466	3,107	2,096	1989	2/13/1989	2 - 41
OG	Kennesaw, GA	754	824	32	—	1,233	390	754	2,057	422	3,233	1,790	1989	5/1/1989	2 - 47
OG	Portage, MI	325	1,290	32	—	892	266	325	2,182	298	2,805	2,047	1989	7/31/1989	2 - 35
OG	West Dundee, IL	828	1,167	32	—	964	325	828	2,131	357	3,316	2,015	1989	8/28/1989	2 - 40
OG	Saint Peters, MO	697	930	134	—	1,034	292	697	1,964	426	3,087	1,871	1989	7/3/1989	2 - 35
OG	San Antonio, TX	—	720	1	677	1,330	395	677	2,050	396	3,123	1,877	1989	5/22/1989	2 - 41
OG	Corpus Christi, TX	—	713	21	880	1,463	553	880	2,176	574	3,630	2,002	1989	7/3/1989	2 - 36
OG	Houston, TX	616	746	40	—	1,228	492	616	1,974	532	3,122	1,877	1989	7/10/1989	2 - 39
OG	Beaumont, TX	608	721	33	—	1,163	375	608	1,884	408	2,900	1,790	1989	8/14/1989	2 - 40
OG	Winter Haven, FL	—	832	49	563	1,673	543	563	2,505	592	3,660	2,266	1989	8/14/1989	2 - 47
OG	Southgate, MI	476	1,138	31	—	1,103	242	476	2,241	273	2,990	2,047	1990	1/22/1990	2 - 37
OG	Champaign, IL	521	1,158	26	—	1,009	343	521	2,167	369	3,057	2,073	1989	10/30/1989	2 - 35
OG	Orlando, FL	787	998	17	—	1,877	431	787	2,875	448	4,110	2,386	1990	1/29/1990	2 - 48
OG	Fort Wayne, IN	700	1,045	23	—	927	320	700	1,972	343	3,015	1,847	1989	12/11/1989	2 - 42
OG	Fargo, ND	313	864	20	—	680	264	313	1,544	284	2,141	1,491	1989	12/11/1989	2 - 40
OG	North Little Rock, AR	—	437	94	766	1,623	293	766	2,060	387	3,213	1,930	1989	10/30/1989	2 - 42
OG	Jacksonville, FL	—	755	39	905	1,137	487	905	1,892	526	3,323	1,862	1990	4/30/1990	2 - 42
OG	Las Vegas, NV	1,085	1,191	47	—	967	310	1,085	2,158	357	3,600	2,092	1990	3/26/1990	2 - 42
OG	Victorville, CA	603	985	31	—	888	271	603	1,873	302	2,778	1,669	1990	9/10/1990	2 - 42
OG	Naples, FL	992	677	40	—	1,201	526	992	1,878	566	3,436	1,844	1990	3/26/1990	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Rochester, NY	1,104	1,113	61	—	1,102	376	1,104	2,215	437	3,756	2,056	1990	5/14/1990	2 - 36
OG	Chesapeake, VA	506	863	44	0	1,046	344	506	1,909	388	2,803	1,876	1990	3/5/1990	2 - 40
OG	Maplewood, MN	556	1,009	86	0	1,126	250	556	2,135	336	3,027	2,072	1990	4/16/1990	2 - 40
OG	Fayetteville, NC	637	856	56	0	879	461	637	1,735	517	2,889	1,751	1990	2/26/1990	2 - 35
OG	Lynnwood, WA	875	1,132	66	0	855	316	875	1,987	382	3,244	1,862	1990	8/20/1990	2 - 35
OG	Columbia, MO	602	983	53	0	1,070	327	602	2,053	380	3,035	1,893	1990	6/4/1990	2 - 42
OG	Topeka, KS	701	812	18	0	1,658	381	701	2,470	399	3,570	2,128	1990	10/22/1990	2 - 47
OG	Wichita, KS	779	802	80	0	1,022	274	779	1,824	354	2,957	1,741	1990	10/1/1990	2 - 42
OG	Antioch, TN	—	811	61	892	628	241	892	1,439	302	2,633	1,456	1990	10/15/1990	2 - 40
OG	Greenfield, WI	956	802	29	114	1,174	295	1,070	1,976	324	3,370	1,829	1990	8/13/1990	2 - 42
OG	Orange City, FL	551	727	16	0	1,163	479	551	1,890	495	2,936	1,641	1990	10/29/1990	2 - 48
OG	Terre Haute, IN	560	1,128	34	0	872	355	560	2,000	389	2,949	1,892	1990	12/3/1990	2 - 35
OG	Richmond, VA	467	1,363	93	0	966	399	467	2,329	492	3,288	2,237	1990	9/17/1990	2 - 42
OG	Columbia, SC	613	782	35	0	1,055	230	613	1,837	265	2,715	1,659	1990	12/3/1990	2 - 42
OG	Talleyville, DE	737	1,278	95	0	805	377	737	2,083	472	3,292	2,120	1991	4/22/1991	2 - 40
OG	Littleton, CO	750	859	79	0	1,324	359	750	2,183	438	3,371	2,052	1991	1/21/1991	2 - 40
OG	Miami, FL	1,059	879	89	0	1,413	549	1,059	2,292	638	3,989	2,207	1991	1/28/1991	2 - 42
OG	Roseville, MN	754	1,106	90	0	784	178	754	1,890	268	2,912	1,725	1991	3/25/1991	2 - 40
OG	Colorado Springs, CO	—	690	87	571	2,173	415	571	2,863	502	3,936	2,686	1991	1/21/1991	2 - 41
OG	Aurora, CO	803	1,169	14	0	1,368	343	803	2,537	357	3,697	2,207	1991	4/1/1991	2 - 41
OG	Boise, ID	627	839	76	0	858	386	627	1,697	462	2,786	1,682	1991	4/29/1991	2 - 42
OG	Eastpointe, MI	897	1,367	75	0	598	244	897	1,965	319	3,181	1,885	1991	3/25/1991	2 - 40
OG	Parkersburg, WV	454	1,096	60	0	723	323	454	1,819	383	2,656	1,764	1991	2/11/1991	2 - 42
OG	Clovis, CA	489	796	62	0	787	300	489	1,583	362	2,434	1,607	1991	2/18/1991	2 - 42
OG	Dallas, TX	750	776	36	70	1,001	305	820	1,777	341	2,938	1,638	1991	2/25/1991	2 - 41
OG	Houston, TX	723	960	87	0	1,234	498	723	2,194	585	3,502	2,165	1991	5/20/1991	2 - 40
OG	Columbia, MD	1,283	1,199	92	0	1,020	297	1,283	2,219	389	3,891	2,113	1991	11/4/1991	2 - 42
OG	McAllen, TX	803	857	76	0	1,160	476	803	2,017	552	3,372	1,824	1991	4/29/1991	2 - 42
OG	Jacksonville, FL	1,124	863	74	0	1,185	438	1,124	2,048	512	3,684	1,888	1991	8/12/1991	2 - 42
OG	Boardman, OH	675	993	48	0	1,208	329	675	2,201	377	3,253	2,085	1991	8/5/1991	2 - 38
OG	San Bernardino, CA	1,393	1,210	83	0	756	301	1,393	1,966	384	3,743	1,902	1992	3/9/1992	2 - 42
OG	West Melbourne, FL	983	953	22	0	1,390	578	983	2,343	600	3,926	2,075	1991	8/19/1991	2 - 47
OG	Houston, TX	627	947	68	0	1,084	435	627	2,031	503	3,161	1,967	1991	11/11/1991	2 - 40
OG	Palmdale, CA	679	1,080	109	0	1,093	315	679	2,173	424	3,276	1,943	1992	8/3/1992	2 - 39
OG	Woodbridge, VA	1,228	1,071	56	0	1,163	444	1,228	2,234	500	3,962	2,100	1992	2/3/1992	2 - 41

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Roanoke, VA	607	714	33	0	783	350	607	1,497	383	2,487	1,421	1991	12/9/1991	2 - 42
OG	Provo, UT	702	714	128	—	805	284	702	1,519	412	2,633	1,508	1991	11/11/1991	2 - 40
OG	Omaha, NE	315	1,230	51	—	1,642	341	315	2,872	392	3,579	2,269	1991	10/28/1991	2 - 42
OG	Pittsburgh, PA	1,125	1,170	65	—	1,202	279	1,125	2,372	344	3,841	2,058	1991	12/9/1991	2 - 38
OG	Harrisburg, PA	769	837	108	—	1,117	328	769	1,954	436	3,159	1,841	1991	12/9/1991	2 - 35
OG	Pineville, NC	1,018	972	71	—	950	281	1,018	1,922	352	3,292	1,854	1992	1/27/1992	2 - 42
OG	Palm Desert, CA	607	987	100	—	617	185	607	1,604	285	2,496	1,545	1992	1/27/1992	2 - 40
OG	Elkhart, IN	381	724	145	—	683	281	381	1,407	426	2,214	1,496	1992	2/3/1992	2 - 40
OG	Lafayette, LA	555	751	69	—	997	304	555	1,748	373	2,676	1,671	1992	1/27/1992	2 - 42
OG	Little Rock, AR	335	895	105	—	749	265	335	1,644	370	2,349	1,619	1992	3/9/1992	2 - 40
OG	Cincinnati, OH	842	953	107	—	986	344	842	1,939	451	3,232	1,926	1992	3/16/1992	2 - 38
OG	Myrtle Beach, SC	520	872	51	—	845	386	520	1,717	437	2,674	1,648	1992	3/16/1992	2 - 42
OG	Louisville, KY	492	1,571	76	—	869	254	492	2,440	330	3,262	2,161	1992	6/15/1992	2 - 42
OG	Highlands Ranch, CO	813	980	49	—	1,177	380	813	2,157	429	3,399	1,911	1992	5/11/1992	2 - 41
OG	Novi, MI	866	1,629	31	—	867	296	866	2,496	327	3,689	2,246	1992	5/25/1992	2 - 42
OG	Longview, TX	505	816	90	—	1,133	290	505	1,949	380	2,834	1,690	1993	2/22/1993	2 - 45
OG	Erie, PA	1,078	1,412	91	—	1,129	408	1,078	2,541	499	4,118	2,310	1992	11/2/1992	2 - 42
OG	Greensburg, PA	579	1,272	143	—	1,026	352	579	2,298	495	3,372	1,896	1992	8/31/1992	2 - 40
OG	Roswell, GA	838	897	79	—	764	339	838	1,661	418	2,917	1,657	1992	9/14/1992	2 - 40
OG	Clarksville, TN	302	771	101	—	443	207	302	1,214	308	1,824	1,207	1992	8/3/1992	2 - 38
OG	Green Bay, WI	453	789	97	—	675	260	453	1,464	357	2,274	1,501	1992	9/14/1992	2 - 40
OG	Cincinnati, OH	917	939	62	—	1,041	360	917	1,980	422	3,319	1,829	1992	8/17/1992	2 - 38
OG	Sioux Falls, SD	247	1,325	78	—	917	217	247	2,242	295	2,784	1,953	1992	9/7/1992	2 - 40
OG	Yakima, WA	—	1,296	124	409	568	294	409	1,864	418	2,691	1,948	1993	3/22/1993	2 - 40
OG	Harlingen, TX	453	803	107	—	1,013	426	453	1,816	533	2,802	1,561	1992	10/19/1992	2 - 42
OG	Chico, CA	984	923	95	—	850	308	984	1,773	403	3,160	1,644	1992	11/9/1992	2 - 40
OG	Las Vegas, NV	1,055	1,005	108	—	849	297	1,055	1,854	405	3,314	1,834	1992	12/14/1992	2 - 42
OG	Laurel, MD	1,241	1,552	121	—	1,403	388	1,241	2,955	509	4,705	2,726	1993	1/25/1993	2 - 42
OG	Arlington, TX	782	766	70	—	795	441	782	1,561	511	2,854	1,596	1993	3/29/1993	2 - 44
OG	Racine, WI	608	1,247	140	—	914	198	608	2,161	338	3,107	1,959	1993	2/1/1993	2 - 40
OG	Mesa, AZ	551	888	97	—	803	274	551	1,691	371	2,613	1,582	1993	4/12/1993	2 - 40
OG	Fort Collins, CO	809	1,105	97	—	1,011	350	809	2,116	447	3,372	2,061	1993	2/8/1993	2 - 41
OG	Raleigh, NC	855	877	76	—	855	318	855	1,732	394	2,981	1,719	1993	3/8/1993	2 - 42
OG	Dover, DE	614	1,055	127	—	656	279	614	1,711	406	2,731	1,627	1993	4/19/1993	2 - 38

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Lafayette, IN	455	875	98	—	635	221	455	1,510	319	2,284	1,526	1993	3/22/1993	2 - 40
OG	Addison, TX	1,221	1,746	79	—	1,032	374	1,221	2,778	453	4,452	2,554	1993	4/26/1993	2 - 41
OG	Appleton, WI	424	956	117	—	646	216	424	1,602	333	2,359	1,522	1993	5/17/1993	2 - 40
OG	Panama City, FL	465	957	84	—	1,082	400	465	2,039	484	2,988	1,746	1993	10/11/1993	2 - 42
OG	Texas City, TX	732	1,093	97	—	871	319	732	1,964	416	3,112	1,811	1993	7/19/1993	2 - 44
OG	Muncie, IN	454	1,003	92	—	1,065	296	454	2,068	388	2,910	1,542	1993	8/23/1993	2 - 49
OG	Kenner, LA	695	969	86	—	1,112	361	695	2,081	447	3,223	2,009	1993	7/5/1993	2 - 40
OG	Duncanville, TX	835	1,057	91	—	945	370	835	2,002	461	3,298	1,832	1993	6/28/1993	2 - 40
OG	Poughkeepsie, NY	873	1,613	108	—	823	174	873	2,436	282	3,591	1,975	1993	11/29/1993	2 - 40
OG	Billings, MT	479	1,107	89	—	775	301	479	1,882	390	2,751	1,744	1993	10/18/1993	2 - 42
OG	Rochester, NY	974	1,108	101	—	824	243	974	1,932	344	3,250	1,634	1993	11/15/1993	2 - 42
OG	Whitehall, PA	936	1,291	90	—	1,025	331	936	2,316	421	3,673	2,149	1993	11/8/1993	2 - 36
OG	Paducah, KY	452	1,083	82	—	700	288	452	1,783	370	2,605	1,647	1993	11/8/1993	2 - 40
OG	Dearborn, MI	542	1,219	59	—	713	242	542	1,932	301	2,775	1,729	1994	1/10/1994	2 - 40
OG	Bangor, ME	357	1,120	96	—	1,027	282	357	2,147	378	2,882	1,865	1993	12/13/1993	2 - 42
OG	Grand Rapids, MI	804	866	87	—	637	257	804	1,503	344	2,651	1,474	1994	1/24/1994	2 - 40
OG	Peoria, IL	668	1,204	81	—	914	323	668	2,118	404	3,190	1,857	1994	2/14/1994	2 - 42
OG	Newington, NH	915	1,051	103	—	803	355	915	1,854	458	3,227	1,755	1994	1/17/1994	2 - 42
OG	Tyler, TX	485	1,041	92	—	1,279	340	485	2,320	432	3,237	1,972	1994	1/17/1994	2 - 47
OG	Janesville, WI	370	1,069	86	—	712	287	370	1,781	373	2,524	1,560	1994	3/7/1994	2 - 40
OG	Las Vegas, NV	879	1,344	95	—	596	317	879	1,940	412	3,231	1,774	1994	3/7/1994	2 - 40
OG	Middletown, OH	424	1,044	95	—	863	318	424	1,907	413	2,744	1,793	1994	3/7/1994	2 - 42
OG	Concord, NH	469	1,284	115	—	594	194	469	1,878	309	2,656	1,636	1994	2/14/1994	2 - 38
OG	Branson, MO	1,056	1,893	69	—	785	295	1,056	2,678	364	4,098	2,271	1994	5/16/1994	2 - 40
OG	Coon Rapids, MN	514	1,248	67	—	588	245	514	1,836	312	2,662	1,661	1994	9/26/1994	2 - 40
OG	Amherst, NY	1,215	1,394	88	—	891	307	1,215	2,285	395	3,895	2,004	1994	12/12/1994	2 - 38
OG	Dallas, TX	764	1,212	55	—	811	281	764	2,023	336	3,123	1,854	1994	10/10/1994	2 - 44
OG	Asheville, NC	2,651	1,198	94	—	655	292	2,651	1,853	386	4,890	1,724	1994	10/31/1994	2 - 40
OG	Waldorf, MD	779	1,152	81	—	1,258	357	779	2,410	438	3,627	2,172	1995	5/22/1995	2 - 42
OG	Fairborn, OH	804	1,290	82	—	681	221	804	1,971	303	3,078	1,739	1995	2/20/1995	2 - 40
OG	Joplin, MO	654	1,219	102	—	662	323	654	1,881	425	2,960	1,729	1995	1/9/1995	2 - 40
OG	Middletown, NY	807	1,581	97	—	592	345	807	2,173	442	3,422	1,943	1995	1/30/1995	2 - 40
OG	Cedar Rapids, IA	510	1,148	105	—	608	311	510	1,756	416	2,682	1,642	1994	12/5/1994	2 - 40
OG	Eau Claire, WI	600	1,193	110	—	538	268	600	1,731	378	2,709	1,620	1995	1/23/1995	2 - 40
OG	Voorhees, NJ	804	1,696	101	—	600	303	804	2,296	404	3,504	2,025	1995	2/20/1995	2 - 38

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Henderson, NV	1,109	1,289	74	—	826	383	1,109	2,115	457	3,681	1,973	1995	2/20/1995	2 - 42
OG	Clay, NY	782	1,705	98	—	866	356	782	2,571	454	3,807	2,092	1995	4/24/1995	2 - 42
OG	Norman, OK	596	1,246	96	—	449	172	596	1,695	268	2,559	1,499	1995	3/7/1995	2 - 38
OG	Heath, OH	599	1,353	65	—	971	331	599	2,324	396	3,319	1,945	1995	5/22/1995	2 - 46
OG	Jackson, MI	699	1,156	73	—	764	320	699	1,920	393	3,012	1,649	1995	3/20/1995	2 - 42
OG	Hampton, VA	1,074	1,061	86	—	674	225	1,074	1,735	311	3,120	1,548	1995	3/13/1995	2 - 40
OG	Tempe, AZ	703	1,131	75	—	746	353	703	1,877	428	3,008	1,812	1995	5/15/1995	2 - 40
OG	Waterloo, IA	466	891	79	—	873	331	466	1,764	410	2,640	1,524	1995	5/22/1995	2 - 42
OG	Barboursville, WV	1,139	1,062	84	—	731	203	1,139	1,793	287	3,219	1,532	1995	2/27/1995	2 - 40
OG	Peoria, AZ	551	1,294	81	—	623	242	551	1,917	323	2,791	1,693	1995	5/22/1995	2 - 38
OG	Onalaska, WI	603	1,283	102	—	339	197	603	1,622	299	2,524	1,481	1995	4/24/1995	2 - 38
OG	Grapevine, TX	752	1,026	99	—	793	404	752	1,819	503	3,074	1,802	1995	5/8/1995	2 - 40
OG	Midland, TX	400	1,340	88	—	566	314	400	1,906	402	2,708	1,683	1995	10/16/1995	2 - 40
OG	Spring, TX	780	1,329	80	—	1,289	327	780	2,618	407	3,805	2,176	1995	9/11/1995	2 - 40
OG	Colonie, NY	966	1,862	57	—	984	273	966	2,846	330	4,142	2,197	1995	11/27/1995	2 - 42
OG	Fort Smith, AR	527	893	113	—	427	187	527	1,320	300	2,147	1,172	1996	2/19/1996	2 - 38
OG	Jackson, MS	641	1,195	110	—	846	268	641	2,041	378	3,060	1,767	1996	3/25/1996	2 - 42
OG	Lancaster, OH	372	846	115	—	603	284	372	1,449	399	2,220	1,324	1996	5/6/1996	2 - 40
OG	Lima, OH	471	930	67	—	387	282	471	1,317	349	2,137	1,226	1996	5/20/1996	2 - 38
OG	Williamsburg, VA	673	1,268	31	—	743	202	673	2,011	233	2,917	1,575	1996	8/19/1996	2 - 40
OG	Dubuque, IA	518	1,103	76	—	391	221	518	1,494	297	2,309	1,127	1996	5/20/1996	2 - 38
OG	Zanesville, OH	707	1,065	25	—	673	323	707	1,738	348	2,793	1,446	1996	8/5/1996	2 - 40
OG	Frederick, MD	638	1,276	79	—	787	344	638	2,063	423	3,124	1,695	1996	10/21/1996	2 - 40
OG	Westminster, MD	595	1,741	124	—	452	204	595	2,193	328	3,116	1,671	1998	4/20/1998	2 - 38
OG	Hyannis, MA	664	2,097	90	—	665	175	664	2,762	265	3,691	2,209	1997	11/17/1997	2 - 35
OG	Wyomissing, PA	963	1,926	109	—	498	206	963	2,424	315	3,702	1,909	1998	5/11/1998	2 - 38
OG	Eugene, OR	761	1,486	91	—	356	200	761	1,842	291	2,894	1,557	1998	5/11/1998	2 - 38
OG	Savannah, GA	952	1,781	189	—	660	147	952	2,441	336	3,729	1,808	2,000	4/10/2000	2 - 35
OG	Mentor, OH	—	1,955	138	1,474	288	241	1,474	2,243	379	4,096	1,748	2,000	5/22/2000	2 - 35
OG	Douglasville, GA	1,189	1,978	144	—	406	248	1,189	2,384	392	3,965	1,869	2000	5/1/2000	2 - 35
OG	Buford, GA	1,493	1,688	179	—	542	203	1,493	2,230	382	4,105	1,704	2000	5/22/2000	2 - 35
OG	Maple Grove, MN	807	1,924	176	—	227	124	807	2,151	300	3,258	1,598	2000	5/22/2000	2 - 35
OG	Olathe, KS	796	2,121	109	—	489	256	796	2,610	365	3,771	1,878	2001	3/12/2001	2 - 36
OG	Austin, TX	1,239	2,295	154	—	168	96	1,239	2,463	250	3,952	1,667	2002	9/3/2002	2 - 37
OG	Coeur D’Alene, ID	681	1,661	131	—	278	305	681	1,939	436	3,056	1,482	2001	1/29/2001	2 - 36

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Frisco, TX	1,029	2,038	139	—	279	218	1,029	2,317	357	3,703	1,785	2001	6/25/2001	2 - 36
OG	Bolingbrook, IL	1,006	2,424	147	—	253	129	1,006	2,677	276	3,959	1,878	2001	7/23/2001	2 - 36
OG	Muskegon, MI	691	1,704	168	—	108	41	691	1,812	209	2,712	1,286	2001	10/8/2001	2 - 36
OG	Memphis, TN	1,142	1,790	100	—	246	171	1,142	2,036	271	3,449	1,431	2001	10/8/2001	2 - 36
OG	Kennewick, WA	763	1,980	149	—	259	158	763	2,239	307	3,309	1,642	2001	5/14/2001	2 - 36
OG	Round Rock, TX	953	2,090	149	—	335	153	953	2,425	302	3,680	1,598	2002	3/25/2002	2 - 37
OG	Killeen, TX	806	1,705	187	—	322	118	806	2,027	305	3,138	1,522	2002	8/5/2002	2 - 37
OG	Los Angeles, CA	1,701	2,558	202	—	170	70	1,701	2,728	272	4,701	1,755	2003	3/24/2003	2 - 38
OG	Omaha, NE	1,202	1,778	120	—	217	147	1,202	1,995	267	3,464	1,383	2002	10/7/2002	2 - 37
OG	Bloomington, IN	947	1,747	150	—	419	94	947	2,166	244	3,357	1,444	2002	11/18/2002	2 - 37
OG	Dayton, OH	677	1,675	172	—	210	72	677	1,885	244	2,806	1,261	2003	5/1/2003	2 - 38
OG	Fayetteville, AR	849	1,845	160	—	138	79	849	1,983	239	3,071	1,356	2002	12/11/2002	2 - 37
OG	Oklahoma City, OK	925	2,053	158	—	128	43	925	2,181	201	3,307	1,338	2005	3/14/2005	2 - 40
OG	Lithonia, GA	1,403	1,872	174	—	306	122	1,403	2,178	296	3,877	1,457	2002	11/18/2002	2 - 37
OG	Rochester, MN	829	1,889	192	—	146	140	829	2,035	332	3,196	1,431	2002	12/16/2002	2 - 37
OG	Newport News, VA	796	1,989	172	—	88	63	796	2,077	235	3,108	1,384	2003	5/5/2003	2 - 38
OG	Albuquerque, NM	771	1,716	179	—	131	104	771	1,847	283	2,901	1,249	2003	5/19/2003	2 - 38
OG	Fort Gratiot, MI	604	2,246	186	—	132	57	604	2,378	243	3,225	1,501	2003	11/17/2003	2 - 38
OG	Denton, TX	869	1,946	177	—	182	94	869	2,128	271	3,268	1,485	2003	6/9/2003	2 - 38
OG	Lynchburg, VA	771	2,304	125	—	103	54	771	2,407	179	3,357	1,431	2004	2/16/2004	2 - 39
OG	Duluth, MN	886	2,043	173	—	123	58	886	2,166	231	3,283	1,397	2003	11/10/2003	2 - 38
OG	Tucson, AZ	1,019	2,073	104	—	121	135	1,019	2,194	239	3,452	1,333	2004	9/20/2004	2 - 39
OG	Columbia, SC	1,119	2,175	161	—	110	85	1,119	2,285	246	3,650	1,373	2005	4/5/2005	2 - 40
OG	Visalia, CA	1,151	1,830	151	—	133	46	1,151	1,963	197	3,311	1,193	2004	3/15/2004	2 - 39
OG	San Antonio, TX	932	2,582	191	—	190	103	932	2,772	294	3,998	1,607	2005	6/27/2005	2 - 40
OG	Anderson, SC	903	1,841	133	—	181	111	903	2,022	244	3,169	1,334	2004	3/29/2004	2 - 39
OG	Lake Charles, LA	806	2,070	161	—	174	87	806	2,244	248	3,298	1,461	2004	4/5/2004	2 - 39
OG	Houma, LA	736	2,190	150	—	185	148	736	2,375	298	3,409	1,470	2005	2/14/2005	2 - 40
OG	Tupelo, MS	823	2,102	193	—	127	82	823	2,229	275	3,327	1,408	2005	1/31/2005	2 - 40
OG	Jackson, TN	874	1,964	151	—	175	36	874	2,139	187	3,200	1,279	2005	2/7/2005	2 - 40
OG	College Station, TX	581	2,236	173	—	42	44	581	2,278	217	3,076	1,421	2005	1/24/2005	2 - 40
OG	Newnan, GA	829	2,239	157	—	152	55	829	2,391	212	3,432	1,391	2005	5/23/2005	2 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Owensboro, KY	762	2,134	173	—	70	57	762	2,204	230	3,196	1,404	2005	5/23/2005	2 - 40
OG	Mesa, AZ	598	1,844	132	—	110	129	598	1,954	261	2,813	1,193	2005	10/3/2005	2 - 40
OG	Southaven, MS	1,048	2,209	158	—	117	50	1,048	2,326	208	3,582	1,309	2005	11/21/2005	2 - 40
OG	Yuma, AZ	842	2,037	160	—	62	87	842	2,099	247	3,188	1,207	2005	12/5/2005	2 - 40
OG	Oakdale, MN	956	2,355	185	—	30	35	956	2,385	220	3,561	1,371	2005	12/5/2005	2 - 40
OG	Garland, TX	903	2,271	156	—	115	94	903	2,386	250	3,539	1,447	2005	10/31/2005	2 - 40
OG	Tarentum, PA	1,119	2,482	148	—	179	47	1,119	2,661	195	3,975	1,412	2006	2/20/2006	2 - 41
OG	Texarkana, TX	871	2,279	151	—	90	87	871	2,369	238	3,478	1,374	2006	3/27/2006	2 - 41
OG	Hot Springs, AR	797	2,415	186	—	84	73	797	2,499	259	3,555	1,315	2006	10/23/2006	2 - 41
OG	Florence, SC	—	1,817	169	1,503	119	84	1,503	1,936	253	3,692	1,156	2006	8/21/2006	2 - 41
OG	Victoria, TX	782	2,327	240	—	39	30	782	2,366	270	3,418	1,352	2007	1/15/2007	2 - 42
OG	Dothan, AL	850	2,242	131	—	62	92	850	2,304	223	3,377	1,258	2006	8/28/2006	2 - 41
OG	San Angelo, TX	360	2,020	157	—	74	104	360	2,094	261	2,715	1,240	2006	9/11/2006	2 - 41
OG	New Braunfels, TX	1,049	2,162	147	—	32	83	1,049	2,194	230	3,473	1,206	2006	9/25/2006	2 - 41
OG	Grove City, OH	1,200	2,271	140	—	63	55	1,200	2,334	195	3,729	1,262	2006	9/25/2006	2 - 41
OG	Opelika, AL	878	2,255	154	—	54	43	878	2,309	197	3,384	1,237	2006	11/13/2006	2 - 41
OG	West Wichita, KS	1,227	1,801	154	—	84	86	1,227	1,885	240	3,352	1,020	2006	11/6/2006	2 - 41
OG	Pueblo, CO	770	2,330	212	—	51	76	770	2,381	288	3,439	1,345	2007	2/5/2007	2 - 42
OG	Sioux City, IA	1,304	2,114	137	—	89	99	1,304	2,203	236	3,743	1,206	2006	12/11/2006	2 - 41
OG	Detroit, MI	1,400	2,956	234	—	81	87	1,400	3,037	321	4,758	1,499	2007	5/21/2007	2 - 42
OG	Phoenix, AZ	753	2,153	246	—	97	72	753	2,250	318	3,321	1,298	2007	4/23/2007	2 - 42
OG	Jacksonville, NC	1,174	2,287	239	—	32	81	1,174	2,319	320	3,813	1,298	2007	11/19/2007	2 - 42
OG	Columbus, OH	995	2,286	184	—	61	27	995	2,347	211	3,553	1,177	2007	12/17/2007	2 - 42
OG	Mount Juliet, TN	873	2,294	212	—	76	47	873	2,370	259	3,502	1,274	2007	10/22/2007	2 - 42
OG	Triadelphia, WV	970	2,342	225	—	58	76	970	2,400	301	3,671	1,304	2007	12/17/2007	2 - 42
OG	Reynoldsburg, OH	1,208	2,183	242	—	48	37	1,208	2,231	279	3,718	1,182	2008	4/21/2008	2 - 43
OG	Florence, KY	1,007	2,099	155	—	52	88	1,007	2,151	243	3,401	1,154	2008	8/4/2008	2 - 43
OG	Cincinnati, OH	1,072	2,170	236	—	57	43	1,072	2,227	279	3,578	1,208	2008	4/28/2008	2 - 43
OG	Bismarck, ND	1,156	2,319	263	—	31	38	1,156	2,350	301	3,807	1,216	2008	11/24/2008	2 - 43
OG	Spring Hill, TN	1,295	2,269	228	—	29	45	1,295	2,298	273	3,866	1,102	2009	2/16/2009	2 - 44
OG	San Antonio, TX	1,359	2,492	230	—	23	33	1,359	2,515	263	4,137	1,141	2009	3/30/2009	2 - 44
OG	Michigan City, IN	762	2,646	238	—	17	39	762	2,663	277	3,702	1,208	2009	7/13/2009	2 - 44
OG	Broken Arrow, OK	1,461	2,261	231	—	73	57	1,461	2,334	288	4,083	1,092	2009	5/25/2009	2 - 44
OG	Bossier City, LA	1,006	2,405	264	—	51	32	1,006	2,456	296	3,758	1,115	2009	7/27/2009	2 - 44

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Jacksonville, FL	1,006	2,001	263	—	21	30	1,006	2,022	293	3,321	963	2009	10/5/2009	2 - 44
OG	Richmond, KY	1,054	1,974	236	—	14	32	1,054	1,988	268	3,310	947	2009	9/14/2009	2 - 44
OG	Ankeny, IA	704	2,218	248	—	9	17	704	2,227	265	3,196	881	2011	1/10/2011	2 - 46
OG	Kingsport, TN	1,071	1,840	282	—	11	22	1,071	1,851	304	3,226	821	2010	5/3/2010	2 - 45
OG	Las Cruces, NM	839	2,201	297	—	15	34	839	2,216	331	3,386	982	2010	5/10/2010	2 - 45
OG	Manhattan, KS	791	2,253	237	—	33	69	791	2,286	306	3,383	1,028	2010	4/26/2010	2 - 45
OG	Pleasant Prairie, WI	1,101	2,134	303	—	36	—	1,101	2,170	303	3,574	923	2010	9/27/2010	2 - 45
OG	Morehead City, NC	853	1,864	315	—	62	23	853	1,926	338	3,117	897	2010	7/19/2010	2 - 45
OG	Louisville, KY	—	2,072	266	904	12	38	904	2,084	304	3,292	932	2010	11/1/2010	2 - 45
OG	Wilson, NC	528	1,948	268	—	24	29	528	1,972	297	2,797	879	2010	10/11/2010	2 - 45
OG	Council Bluffs, IA	955	2,051	254	—	4	32	955	2,055	286	3,296	871	2010	10/25/2010	2 - 45
OG	Queen Creek, AZ	875	2,377	307	—	30	(1)	875	2,407	306	3,588	876	2011	1/10/2011	2 - 46
OG	Utica, NY	908	2,728	362	—	(470)	—	908	2,258	362	3,528	669	2013	8/12/2013	2 - 48
OG	Niagara Falls, NY	1,057	2,187	327	—	38	15	1,057	2,225	342	3,624	871	2011	9/19/2011	2 - 46
OG	Gainesville, GA	985	1,915	274	—	—	5	985	1,915	279	3,179	751	2011	6/20/2011	2 - 46
OG	Cleveland, TN	962	1,941	324	—	14	6	962	1,955	330	3,247	786	2011	11/28/2011	2 - 46
OG	Katy, TX	1,602	2,170	285	—	—	5	1,602	2,170	290	4,062	769	2012	4/9/2012	2 - 47
OG	Beckley, WV	1,013	2,105	314	—	25	1	1,013	2,130	315	3,458	689	2012	10/1/2012	2 - 47
OG	Chicago, IL	942	2,626	337	—	(484)	—	942	2,142	337	3,421	876	2012	3/26/2012	2 - 47
OG	Oklahoma City, OK	1,204	2,370	403	—	(221)	—	1,204	2,149	403	3,756	684	2013	4/29/2013	2 - 48
OG	Columbus, OH	954	2,236	324	—	4	—	954	2,240	324	3,518	641	2013	3/18/2013	2 - 48
BB	Raleigh, NC	2,507	3,230	155	—	918	314	2,507	4,148	469	7,124	3,001	1999	5/17/1999	2 - 38
BB	Duluth, GA	1,292	2,362	254	—	1,378	274	1,292	3,740	528	5,560	2,908	1999	5/24/1999	2 - 38
BB	Miami, FL	1,731	3,427	222	—	1,162	422	1,731	4,589	644	6,964	3,224	2000	4/4/2000	2 - 35
BB	Fort Myers, FL	1,914	2,863	186	—	916	398	1,914	3,779	584	6,277	2,552	2000	5/16/2000	2 - 35
BB	Pembroke Pines, FL	1,808	2,999	207	—	1,039	382	1,808	4,038	589	6,435	2,686	2000	12/18/2000	2 - 35
BB	Livonia, MI	2,105	3,856	286	—	362	138	2,105	4,218	424	6,747	2,977	2001	2/6/2001	2 - 36
BB	Sunrise, FL	1,515	3,251	138	—	450	224	1,515	3,701	362	5,578	2,249	2002	10/22/2002	2 - 37
BB	Jacksonville, FL	2,235	2,295	344	—	50	13	2,235	2,345	357	4,937	1,068	2010	3/29/2010	2 - 45
BB	Orlando, FL	1,659	2,340	356	—	324	41	1,659	2,664	397	4,720	906	2012	2/27/2012	2 - 47
S52	Naples, FL	2,912	3,619	447	—	7	37	2,912	3,626	484	7,022	1,367	2011	10/10/2011	2 - 46
S52	Jacksonville, FL	2,216	2,729	416	—	6	3	2,216	2,735	419	5,370	1,086	2011	10/24/2011	2 - 46
LH	Tucker, GA	1,407	923	10	—	339	214	1,407	1,262	224	2,893	969	1986	10/1/2007	2 - 43

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Snellville, GA	1,911	925	76	—	422	147	1,911	1,347	223	3,481	1,001	1,992	10/1/2007	2 - 43
LH	Macon, GA	1,249	718	30	—	420	204	1,249	1,138	234	2,621	1,037	1992	10/1/2007	2 - 44
LH	Augusta, GA	1,631	845	46	—	300	103	1,631	1,145	149	2,925	918	1993	10/1/2007	2 - 42
LH	Ocala, FL	1,210	1,100	17	—	579	112	1,210	1,679	129	3,018	1,329	1993	10/1/2007	2 - 42
LH	Altamonte Springs, FL	1,649	974	22	—	450	135	1,649	1,424	157	3,230	949	1994	10/1/2007	2 - 44
LH	Florence, KY	—	741	52	1,191	347	165	1,191	1,088	217	2,496	809	1994	10/1/2007	2 - 47
LH	Gainesville, GA	1,537	965	19	—	348	140	1,537	1,313	159	3,009	942	1995	10/1/2007	2 - 43
LH	Peachtree City, GA	1,485	1,080	9	—	457	159	1,485	1,537	168	3,190	1,089	1995	10/1/2007	2 - 43
LH	Lawrenceville, GA	1,865	1,116	17	—	451	117	1,865	1,567	134	3,566	1,028	1996	10/1/2007	2 - 42
LH	Jensen Beach, FL	1,322	1,082	33	—	347	153	1,322	1,429	186	2,937	1,022	1996	10/1/2007	2 - 42
LH	Destin, FL	2,053	793	16	—	357	224	2,053	1,150	240	3,443	896	1996	10/1/2007	2 - 42
LH	Albany, GA	1,500	988	34	—	422	126	1,500	1,410	160	3,070	910	1997	10/1/2007	2 - 42
LH	Dublin, OH	1,572	1,205	18	—	510	259	1,572	1,715	277	3,564	1,109	1997	10/1/2007	2 - 42
LH	Columbia, SC	1,677	1,291	23	—	495	176	1,677	1,786	199	3,662	1,157	1997	10/1/2007	2 - 42
LH	Pineville, NC	1,262	879	11	—	495	195	1,262	1,374	206	2,842	864	1998	10/1/2007	2 - 44
LH	Johns Creek, GA	1,694	1,089	18	—	203	123	1,694	1,292	141	3,127	813	1998	10/1/2007	2 - 42
LH	Greensboro, NC	1,438	1,017	16	—	270	152	1,438	1,287	168	2,893	755	1999	10/1/2007	2 - 44
LH	Huntsville, AL	1,443	983	7	—	350	194	1,443	1,333	201	2,977	788	1999	10/1/2007	2 - 44
LH	Hickory, NC	1,333	1,029	7	—	313	166	1,333	1,342	173	2,848	735	1999	10/1/2007	2 - 44
LH	Tampa, FL	1,488	1,078	6	—	297	189	1,488	1,375	195	3,058	885	2000	10/1/2007	2 - 35
LH	Clarksville, TN	1,662	1,097	15	—	449	112	1,662	1,546	127	3,335	808	1999	10/1/2007	2 - 43
LH	Orlando, FL	1,165	749	21	—	264	137	1,165	1,013	158	2,336	657	2000	10/1/2007	2 - 35
LH	Concord, NH	1,329	935	7	—	359	172	1,329	1,294	179	2,802	663	2000	10/1/2007	2 - 35
LH	Orlando, FL	1,492	1,277	52	—	297	150	1,492	1,574	202	3,268	881	2000	10/1/2007	2 - 35
LH	Medina, OH	1,189	820	12	—	268	168	1,189	1,088	180	2,457	636	2000	10/1/2007	2 - 35
LH	Hoover, AL	1,401	966	17	—	350	160	1,401	1,316	177	2,894	754	2001	10/1/2007	2 - 36
LH	Boardman, OH	954	673	17	—	285	151	954	958	168	2,080	540	2001	10/1/2007	2 - 36
LH	Prattville, AL	1,481	1,016	27	—	336	134	1,481	1,352	161	2,994	761	2001	10/1/2007	2 - 36
LH	Bensalem, PA	1,645	600	17	—	346	160	1,645	946	177	2,768	535	2001	10/1/2007	2 - 36
LH	Lee’s Summit, MO	1,705	1,219	34	—	285	88	1,705	1,504	122	3,331	720	2002	10/1/2007	2 - 37
LH	Germantown, MD	1,439	1,069	27	—	306	138	1,439	1,375	165	2,979	746	2002	10/1/2007	2 - 37
LH	Independence, OH	1,241	686	26	—	231	106	1,241	917	132	2,290	492	2002	10/1/2007	2 - 37
LH	Hiram, GA	1,639	1,033	25	—	374	130	1,639	1,407	155	3,201	743	2002	10/1/2007	2 - 37
LH	Louisville, KY	1,405	980	18	—	238	113	1,405	1,218	131	2,754	611	2002	10/1/2007	2 - 37

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Bowie, MD	1,871	1,230	21	—	257	147	1,871	1,487	168	3,526	762	2002	10/1/2007	2 - 37
LH	Waldorf, MD	1,929	1,167	26	—	245	162	1,929	1,412	188	3,529	750	2002	10/1/2007	2 - 37
LH	West Palm Beach, FL	1,781	1,228	27	—	297	132	1,781	1,525	159	3,465	769	2002	10/1/2007	2 - 37
LH	Columbia, MD	1,918	1,439	40	—	268	161	1,918	1,707	201	3,826	856	2003	10/1/2007	2 - 38
LH	East Point, GA	1,052	1,232	21	—	291	143	1,052	1,523	164	2,739	782	2003	10/1/2007	2 - 38
LH	Lexington, KY	1,251	874	16	—	238	162	1,251	1,112	178	2,541	616	2003	10/1/2007	2 - 42
LH	Winter Haven, FL	1,285	1,149	39	—	276	124	1,285	1,425	163	2,873	733	2003	10/1/2007	2 - 38
LH	Jacksonville, FL	795	1,302	32	—	210	128	795	1,512	160	2,467	746	2003	10/1/2007	2 - 38
LH	Daphne, AL	1,130	757	30	—	308	111	1,130	1,065	141	2,336	621	2003	10/1/2007	2 - 38
LH	Anderson, SC	1,445	990	41	—	240	111	1,445	1,230	152	2,827	635	2004	10/1/2007	2 - 39
LH	Palm Harbor, FL	1,406	917	32	—	263	93	1,406	1,180	125	2,711	652	2004	10/1/2007	2 - 39
LH	West Chester, OH	1,371	927	31	—	248	79	1,371	1,175	110	2,656	626	2004	10/1/2007	2 - 39
LH	Jefferson City, MO	1,342	875	60	—	196	68	1,342	1,071	128	2,541	567	2004	10/1/2007	2 - 39
LH	Chantilly, VA	1,568	882	50	—	262	66	1,568	1,144	116	2,828	569	2004	10/1/2007	2 - 39
LH	Dawsonville, GA	1,084	1,321	51	—	188	100	1,084	1,509	151	2,744	735	2004	10/1/2007	2 - 39
LH	Opelika, AL	1,427	1,244	36	—	202	58	1,427	1,446	94	2,967	714	2004	10/1/2007	2 - 39
LH	Indianapolis, IN	1,298	854	55	—	211	51	1,298	1,065	106	2,469	565	2005	10/1/2007	2 - 40
LH	Grove City, OH	1,566	1,067	53	—	191	61	1,566	1,258	114	2,938	632	2005	10/1/2007	2 - 40
LH	Springfield, IL	1,573	1,451	65	—	182	79	1,573	1,633	144	3,350	813	2005	10/1/2007	2 - 40
LH	Covington, GA	887	1,212	70	—	45	49	887	1,257	119	2,263	617	2005	10/1/2007	2 - 40
LH	West Homestead, PA	1,418	947	79	—	33	91	1,418	980	170	2,568	529	2005	10/1/2007	2 - 40
LH	Carrollton, GA	1,192	1,227	75	—	15	49	1,192	1,242	124	2,558	627	2005	10/1/2007	2 - 40
LH	Tarentum, PA	1,414	931	91	—	84	46	1,414	1,015	137	2,566	538	2005	10/1/2007	2 - 40
LH	Commerce, GA	647	1,476	60	—	57	84	647	1,533	144	2,324	695	2006	10/1/2007	2 - 41
LH	East Ellijay, GA	1,126	1,272	70	—	21	82	1,126	1,293	152	2,571	644	2006	10/1/2007	2 - 41
LH	Acworth, GA	1,941	1,255	70	—	23	82	1,941	1,278	152	3,371	619	2006	10/1/2007	2 - 41
LH	Peoria, IL	1,299	848	81	—	143	46	1,299	991	127	2,417	544	2006	10/1/2007	2 - 41
LH	Hixson, TN	1,676	1,263	84	—	40	44	1,676	1,303	128	3,107	624	2006	10/1/2007	2 - 41
LH	Fredericksburg, VA	1,734	1,174	89	—	42	35	1,734	1,216	124	3,074	647	2006	10/1/2007	2 - 41
LH	Morgantown, WV	1,223	812	89	—	27	44	1,223	839	133	2,195	496	2006	10/1/2007	2 - 41
LH	Florence, SC	1,628	1,352	90	—	28	35	1,628	1,380	125	3,133	622	2006	10/1/2007	2 - 41
LH	Portage, IN	901	1,652	105	—	59	26	901	1,711	131	2,743	769	2006	10/1/2007	2 - 41
LH	Macon, GA	1,052	1,840	97	—	135	38	1,052	1,975	135	3,162	921	2007	10/1/2007	2 - 42

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Panama City Beach, FL	1,379	1,736	99	—	47	95	1,379	1,783	194	3,356	892	2007	10/1/2007	2 - 42
LH	LaGrange, GA	979	1,527	111	—	36	52	979	1,563	163	2,705	777	2007	10/1/2007	2 - 42
LH	Calhoun, GA	765	1,760	109	—	(4)	36	765	1,756	145	2,666	833	2007	10/1/2007	2 - 42
LH	Dublin, GA	389	1,910	140	—	27	23	389	1,937	163	2,489	836	2008	1/14/2008	2 - 43
LH	Monroe, GA	966	1,549	164	—	30	13	966	1,579	177	2,722	714	2008	4/28/2008	2 - 43
LH	Denham Springs, LA	1,306	2,049	283	—	35	12	1,306	2,084	295	3,685	1,132	2008	8/25/2008	2 - 43
LH	Cornelia, GA	106	1,542	281	282	52	8	388	1,594	289	2,271	867	2008	12/1/2008	2 - 43
LH	Richmond, VA	1,442	1,758	207	—	24	9	1,442	1,782	216	3,440	851	2009	2/23/2009	2 - 44
LH	Hanover, MD	1,437	2,258	252	—	45	2	1,437	2,303	254	3,994	799	2011	5/16/2011	2 - 46
LH	Orlando, FL	1,406	1,701	253	—	23	6	1,406	1,724	259	3,389	741	2010	3/8/2010	2 - 45
LH	San Antonio, TX	907	1,504	—	—	699	777	907	2,203	777	3,887	1,348	2010	1/18/2010	2 - 40
LH	Conyers, GA	589	1,797	198	—	30	21	589	1,827	219	2,635	762	2010	8/2/2010	2 - 45
LH	San Antonio, TX	1,206	1,583	—	—	245	807	1,206	1,828	807	3,841	1,241	2010	7/5/2010	2 - 40
LH	Thomasville, GA	730	1,688	229	—	19	5	730	1,707	234	2,671	773	2010	4/19/2010	2 - 45
LH	San Antonio, TX	947	1,436	—	—	444	845	947	1,880	845	3,672	1,325	2010	5/10/2010	2 - 40
LH	Whitehall, PA	1,307	1,901	270	—	24	7	1,307	1,925	277	3,509	799	2010	12/6/2010	2 - 45
LH	Fort Smith, AR	953	1,610	252	—	23	10	953	1,633	262	2,848	719	2010	11/1/2010	2 - 45
LH	Jackson, TN	1,398	1,257	204	—	16	8	1,398	1,273	212	2,883	580	2010	7/19/2010	2 - 45
LH	San Antonio, TX	—	1,382	735	—	249	93	—	1,631	828	2,459	1,238	2010	10/11/2010	2 - 40
LH	New Braunfels, TX	—	1,330	681	—	145	100	—	1,475	781	2,256	1,102	2011	1/24/2011	2 - 40
LH	San Antonio, TX	—	278	383	—	35	2	—	313	385	698	677	2011	6/20/2011	2 - 40
LH	Kingsland, GA	849	1,564	236	—	13	5	849	1,577	241	2,667	622	2011	4/25/2011	2 - 46
LH	Jonesboro, AR	902	1,704	234	—	15	1	902	1,719	235	2,856	680	2011	4/25/2011	2 - 46
LH	McAllen, TX	1,128	1,600	284	—	13	13	1,128	1,613	297	3,038	684	2011	3/28/2011	2 - 46
LH	Council Bluffs, IA	869	1,827	236	—	31	7	869	1,858	243	2,970	706	2011	5/31/2011	2 - 46
LH	Tupelo, MS	771	1,717	236	—	13	1	771	1,730	237	2,738	607	2011	8/29/2011	2 - 46
LH	Champaign, IL	1,499	1,725	267	—	4	3	1,499	1,729	270	3,498	647	2011	10/10/2011	2 - 46
LH	Rapid City, SD	965	1,869	252	—	2	3	965	1,871	255	3,091	719	2011	10/10/2011	2 - 46
LH	West Melbourne, FL	1,144	1,858	266	—	4	3	1,144	1,862	269	3,275	683	2011	11/21/2011	2 - 46
LH	Athens, GA	970	1,744	289	—	35	13	970	1,779	302	3,051	573	2012	10/29/2012	2 - 47
LH	Flowood, MS	1,088	1,803	327	34	—	2	1,122	1,803	329	3,254	722	2012	2/6/2012	2 - 47
LH	Deptford, NJ	1,799	1,694	287	—	3	(2)	1,799	1,697	285	3,781	611	2012	3/26/2012	2 - 47
LH	McAllen, TX	1,339	1,775	319	—	3	12	1,339	1,778	331	3,448	680	2012	2/27/2012	2 - 47

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Wilkes Barre, PA	859	2,227	278	—	6	—	859	2,233	278	3,370	514	2014	1/27/2014	2 - 49
LH	Morehead City, NC	975	1,941	340	—	2	1	975	1,943	341	3,259	607	2013	1/14/2013	2 - 48
LH	Columbus, MS	1,155	1,993	256	—	4	4	1,155	1,997	260	3,412	546	2013	2/18/2013	2 - 48
LH	Sandusky, OH	1,081	2,027	263	—	—	2	1,081	2,027	265	3,373	557	2013	4/22/2013	2 - 48
LH	Coralville, IA	953	2,135	288	—	—	(3)	953	2,135	285	3,373	594	2013	5/13/2013	2 - 48
LH	Cincinnati, OH	1,205	1,758	291	—	—	3	1,205	1,758	294	3,257	480	2013	8/26/2013	2 - 48
LH	Cleveland, TN	1,054	1,776	337	—	—	1	1,054	1,776	338	3,168	528	2013	5/13/2013	2 - 48
LH	Minot, ND	887	2,230	314	—	15	17	887	2,245	331	3,463	565	2013	9/23/2013	2 - 48
LH	Bethlehem, GA	936	1,684	286	—	—	—	936	1,684	286	2,906	411	2014	1/20/2014	2 - 49
WFG	San Antonio, TX	—	—	8	2,790	2,069	69	2,790	2,069	77	4,936	476	2008	11/14/2011	2 - 43
PH	Joliet, IL	173	890	—	—	—	—	173	890	—	1,063	53	1970	7/18/2016	5 - 45
PH	Morris, IL	248	533	—	—	—	—	248	533	—	781	51	1972	7/18/2016	5 - 40
PH	Yorkville, IL	200	581	—	—	—	—	200	581	—	781	51	1976	7/18/2016	5 - 40
PH	Lowell, IN	258	611	—	—	—	—	258	611	—	869	57	1978	7/18/2016	5 - 40
PH	Schereville, IN	243	942	—	—	—	—	243	942	—	1,185	71	1975	7/18/2016	5 - 40
PH	Portage, IN	330	1,016	—	—	—	—	330	1,016	—	1,346	83	2002	7/18/2016	5 - 40
WEN	Odessa, TX	822	1,327	—	—	—	—	822	1,327	—	2,149	104	1995	8/2/2016	10 - 45
ARB	Birch Run, MI	590	777	—	—	—	—	590	777	—	1,367	66	1991	11/9/2016	10 - 40
ARB	Brighton, MI	456	990	—	—	—	—	456	990	—	1,446	68	1987	11/9/2016	10 - 40
BK	Madisonville, KY	1,071	1,257	—	—	—	—	1,071	1,257	—	2,328	93	1986	11/9/2016	10 - 45
DEN	Amherst, OH	460	998	—	—	—	—	460	998	—	1,458	76	1971	11/9/2016	10 - 40
FAZ	Lafayette, IN	244	522	—	—	—	—	244	522	—	766	48	1996	11/9/2016	5 - 40
SNS	Peru, IL	560	813	—	—	—	—	560	813	—	1,373	74	1996	11/9/2016	5 - 40
SNS	Vero Beach, FL	435	930	—	—	—	—	435	930	—	1,365	72	1998	11/9/2016	10 - 40
WEN	Wheat Ridge, CO	453	467	—	—	—	—	453	467	—	920	47	1978	11/9/2016	5 - 40
WEN	Warren, MI	323	946	—	—	—	—	323	946	—	1,269	67	2003	11/9/2016	10 - 40
ZAX	Snellville, GA	859	1,168	—	—	—	—	859	1,168	—	2,027	75	2003	11/9/2016	10 - 45
BK	Keysville, VA	571	1,424	—	—	—	—	571	1,424	—	1,995	84	1996	10/28/2016	10 - 50
BK	Roxboro, NC	601	2,089	—	—	—	—	601	2,089	—	2,690	111	1989	10/28/2016	10 - 50
BK	Oxford, NC	449	1,892	—	—	—	—	449	1,892	—	2,341	104	1982	10/28/2016	10 - 50
BK	Huntsville, AL	460	1,549	—	—	—	—	460	1,549	—	2,009	93	2000	10/28/2016	10 - 50
BK	Amory, MS	570	2,159	—	—	—	—	570	2,159	—	2,729	103	2016	10/28/2016	14 - 54
BK	Monterey, TN	429	1,611	—	—	—	—	429	1,611	—	2,040	81	2000	12/28/2016	10 - 50
BK	Crossville, TN	397	1,873	—	—	—	—	397	1,873	—	2,270	93	1987	12/28/2016	10 - 50

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BK	Livingston, TN	481	1,354	—	—	—	—	481	1,354	—	1,835	68	2015	12/28/2016	13 - 53
BK	Mount Juliet, TN	683	1,101	—	—	—	—	683	1,101	—	1,784	92	1988	12/28/2016	7 - 40
ARB	Rocky Mount, NC	261	1,405	—	—	—	—	261	1,405	—	1,666	87	2004	9/6/2016	10 - 45
ARB	Roanoke Rapids, NC	288	1,563	—	—	—	—	288	1,563	—	1,851	103	2003	9/6/2016	10 - 45
KFC	Detroit, MI	294	916	—	—	—	—	294	916	—	1,210	59	1997	9/14/2016	5 - 43
KFC	Auburn Hills, MI	98	925	—	—	—	—	98	925	—	1,023	65	2002	9/14/2016	5 - 43
KFC	Detroit, MI	75	732	—	—	—	—	75	732	—	807	53	1984	9/14/2016	5 - 40
KFC	Detroit, MI	323	635	—	—	—	—	323	635	—	958	54	1984	9/14/2016	5 - 40
BWW	Burlington, IA	137	2,530	—	—	—	—	137	2,530	—	2,667	148	2010	9/15/2016	10 - 49
BWW	Galesburg, IL	157	2,510	—	—	—	—	157	2,510	—	2,667	158	2009	9/15/2016	10 - 46
BWW	Macomb, IL	138	2,528	—	—	—	—	138	2,528	—	2,666	151	2009	9/15/2016	10 - 48
DQ	Tulsa, OK	485	388	—	—	—	—	485	388	—	873	89	2015	10/20/2016	14 - 54
TB	Newburgh, IN	139	1,069	—	—	—	—	139	1,069	—	1,208	55	1994	11/15/2016	14 - 53
KFC	Altoona, WI	195	1,714	—	—	—	—	195	1,714	—	1,909	98	1993	11/10/2016	10 - 45
KFC	LaCrosse, WI	216	893	—	—	—	—	216	893	—	1,109	73	1979	11/10/2016	5 - 40
KFC	Rice Lake, WI	215	1,045	—	—	—	—	215	1,045	—	1,260	84	1991	11/10/2016	5 - 40
KFC	Chippewa Falls, WI	167	924	—	—	—	—	167	924	—	1,091	65	2003	11/10/2016	5 - 40
KFC	LaCrosse, WI	245	1,042	—	—	—	—	245	1,042	—	1,287	80	1972	11/10/2016	5 - 40
KFC	Stevens Point, WI	92	697	—	—	—	—	92	697	—	789	51	1984	11/10/2016	5 - 40
KFC	Wisconsin Rapids, WI	179	1,928	—	—	—	—	179	1,928	—	2,107	108	1991	11/10/2016	10 - 45
KFC	Wausau, WI	126	1,387	—	—	—	—	126	1,387	—	1,513	77	1979	11/10/2016	10 - 45
KFC	Escanaba, MI	143	1,362	—	—	—	—	143	1,362	—	1,505	81	1985	11/10/2016	10 - 43
KFC	Menominee, MI	93	862	—	—	—	—	93	862	—	955	63	1995	11/10/2016	10 - 40
KFC	Goshen, IN	95	1,041	—	—	—	—	95	1,041	—	1,136	74	1976	11/10/2016	5 - 40
KFC	South Bend, IN	141	868	—	—	—	—	141	868	—	1,009	72	1970	11/10/2016	5 - 40
KFC	South Bend, IN	155	774	—	—	—	—	155	774	—	929	68	1973	11/10/2016	5 - 40
KFC	Mishawaka, IN	72	1,510	—	—	—	—	72	1,510	—	1,582	80	1978	11/10/2016	10 - 45
KFC	Kokomo, IN	118	1,093	—	—	—	—	118	1,093	—	1,211	71	1994	11/10/2016	10 - 40
KFC	Kokomo, IN	141	1,798	—	—	—	—	141	1,798	—	1,939	101	1994	11/10/2016	10 - 45
ARB	South Hill, VA	538	1,283	—	—	—	—	538	1,283	—	1,821	75	2002	11/3/2016	10 - 50
ARB	Wake Forest, NC	805	1,344	—	—	—	—	805	1,344	—	2,149	96	2005	11/3/2016	9 - 49
HAR	Gadsden, AL	464	1,064	—	—	—	—	464	1,064	—	1,528	80	1985	12/15/2016	10 - 40
HAR	Baxley, GA	644	1,258	—	—	—	—	644	1,258	—	1,902	102	1983	12/15/2016	10 - 40
HAR	Vidalia, GA	364	1,232	—	—	—	—	364	1,232	—	1,596	65	2007	12/15/2016	10 - 50

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
HAR	Hazlehurst, GA	461	1,516	—	—	—	—	461	1,516	—	1,977	78	2013	12/15/2016	12 - 52
TB	Columbia, SC	1,161	1,086	—	—	—	—	1,161	1,086	—	2,247	74	2009	1/13/2017	12 - 50
MCA	Andrews, TX	283	1,772	—	—	—	—	283	1,772	—	2,055	77	2014	1/27/2017	14 - 54
MCA	San Angelo, TX	248	1,913	—	—	—	—	248	1,913	—	2,161	78	2014	1/27/2017	14 - 54
MCA	Shavano Park, TX	486	1,915	—	—	—	—	486	1,915	—	2,401	92	2014	2/16/2017	14 - 54
MCA	New Braunfels, TX	472	1,932	—	—	—	—	472	1,932	—	2,404	87	2017	3/16/2017	14 - 54
BK	Herkimer, NY	308	1,460	—	—	—	—	308	1,460	—	1,768	63	2002	1/12/2017	13 - 53
BK	Chattanooga, TN	485	894	—	—	—	—	485	894	—	1,379	54	1998	1/12/2017	10 - 45
SNS	Indianapolis, IN	571	1,050	—	—	—	—	571	1,050	—	1,621	70	1989	1/12/2017	10 -40
TB	Anniston, AL	200	611	—	—	—	—	200	611	—	811	38	2000	1/12/2017	8 - 48
BE	Dover, DE	591	1,713	—	—	—	—	591	1,713	—	2,304	81	1993	4/28/2017	10 - 50
BE	Indianapolis, IN	603	1,701	—	—	—	—	603	1,701	—	2,304	77	1991	4/28/2017	10 - 50
BE	Bowie, MD	506	1,940	—	—	—	—	506	1,940	—	2,446	90	1995	4/28/2017	10 - 50
BE	Catonsville, MD	170	1,091	—	—	—	—	170	1,091	—	1,261	55	2003	4/28/2017	10 - 50
BE	Midland, MI	1,060	1,567	—	—	—	—	1,060	1,567	—	2,627	73	1998	4/28/2017	10 - 50
BE	Niagara Falls, NY	304	1,892	—	—	—	—	304	1,892	—	2,196	88	1992	4/28/2017	10 - 50
BE	Independence, OH	1,161	1,847	—	—	—	—	1,161	1,847	—	3,008	80	1994	4/28/2017	11 - 51
BE	Centerville, OH	947	1,209	—	—	—	—	947	1,209	—	2,156	66	1997	4/28/2017	7 - 45
BE	Blacklick, OH	1,178	1,269	—	—	—	—	1,178	1,269	—	2,447	77	1999	4/28/2017	7 - 45
BE	Celina, OH	944	1,431	—	—	—	—	944	1,431	—	2,375	69	2005	4/28/2017	9 - 49
BE	Canton, OH	755	1,441	—	—	—	—	755	1,441	—	2,196	63	2005	4/28/2017	10 - 50
BE	Kent, OH	814	1,215	—	—	—	—	814	1,215	—	2,029	56	1994	4/28/2017	10 - 50
BE	Waynesburg, PA	389	1,758	—	—	—	—	389	1,758	—	2,147	89	2006	4/28/2017	10 - 50
BE	Fredericksburg, VA	218	1,068	—	—	—	—	218	1,068	—	1,286	56	2006	4/28/2017	7 - 45
BE	Kanawha City, WV	405	1,899	—	—	—	—	405	1,899	—	2,304	85	2000	4/28/2017	10 - 50
BE	Lima, OH	1,382	1,461	—	—	—	—	1,382	1,461	—	2,843	75	1988	4/28/2017	9 - 49
BK	Salem, IN	534	1,608	—	—	—	—	534	1,608	—	2,142	58	2016	6/30/2017	14 - 54
BK	Tupelo, MS	772	1,765	—	—	—	—	772	1,765	—	2,537	62	2016	6/30/2017	14 - 54
BK	Booneville, MS	448	1,253	—	—	—	—	448	1,253	—	1,701	46	2016	6/30/2017	14 - 54
BK	Tupelo, MS	953	1,418	—	—	—	—	953	1,418	—	2,371	61	1998	6/30/2017	10 - 50
BK	Memphis, TN	739	1,708	—	—	—	—	739	1,708	—	2,447	57	1996	6/30/2017	15 - 55
BK	Columbus, MS	922	1,633	—	—	—	—	922	1,633	—	2,555	65	2000	6/30/2017	12 - 52
BK	Tupelo, MS	826	1,774	—	—	—	—	826	1,774	—	2,600	68	1998	6/30/2017	10 - 50
TB	Gas City, IN	503	951	—	—	—	—	503	951	—	1,454	57	1999	7/26/2017	5 - 40

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
TB	Logansport, IN	447	1,261	—	—	—	—	447	1,261	—	1,708	40	1990	7/26/2017	10 - 50
DT/MP	New Baltimore, MI	435	2,351	—	—	—	—	435	2,351	—	2,786	68	2016	9/15/2017	14 - 54
RL	Canton, GA	761	2,323	—	—	—	—	761	2,323	—	3,084	70	1999	11/2/2017	10 - 50
RL	Grandville, MI	1,119	2,462	—	—	—	—	1,119	2,462	—	3,581	83	2001	11/2/2017	10 - 50
RL	Cincinnati, OH	1,394	2,348	—	—	—	—	1,394	2,348	—	3,742	82	1975	11/2/2017	10 - 45
RL	Toledo, OH	1,355	2,514	—	—	—	—	1,355	2,514	—	3,869	86	1974	11/2/2017	10 - 45
RL	Erie, PA	978	2,948	—	—	—	—	978	2,948	—	3,926	97	1987	11/2/2017	10 - 45
LH	Columbia, SC	1,407	—	—	—	—	—	1,407	—	—	1,407	—	1997	12/7/2017	0 0
BK	Olive Branch, MS	521	1,317	—	—	—	—	521	1,317	—	1,838	36	2016	12/19/2017	14 - 54
BK	Holly Springs, MS	335	1,253	—	—	—	—	335	1,253	—	1,588	31	2016	12/19/2017	14 - 54
BWW	Springfield, IL	825	2,352	—	—	—	—	825	2,352	—	3,177	63	2006	1/10/2018	10 - 50
BWW	Quincy, IL	676	2,378	—	—	—	—	676	2,378	—	3,054	60	2007	1/10/2018	10 - 50
CGR	Bloomingdale, IL	1,111	—	—	—	—	—	1,111	—	—	1,111	—	1990	1/12/2018	0
OG	Bloomingdale, IL	1,601	—	—	—	—	—	1,601	—	—	1,601	—	1986	1/12/2018	0
CFA	Cedar Rapids, IA	1,894	—	—	—	—	—	1,894	—	—	1,894	—	2012	1/12/2018	0
PE	Cedar Rapids, IA	1,252	—	—	—	—	—	1,252	—	—	1,252	—	2016	1/12/2018	0
ARB	Cedar Rapids, IA	485	—	—	—	—	—	485	—	—	485	—	1987	1/12/2018	0
RL	Cedar Rapids, IA	654	—	—	—	—	—	654	—	—	654	—	1997	1/12/2018	0
STB	Beavercreek, OH	582	710	—	—	—	—	582	710	—	1,292	25	2014	1/12/2018	11 - 51
BWW	Orange Park, FL	1,768	—	—	—	—	—	1,768	—	—	1,768	—	1997	1/12/2018	0
BJ	Youngstown, OH	1,125	—	—	—	—	—	1,125	—	—	1,125	—	2017	1/12/2018	0
MCD	Altamonte Springs, FL	1,489	—	—	—	—	—	1,489	—	—	1,489	—	1991	1/12/2018	0
PLK	Kingsport, TN	496	1,221	—	—	—	—	496	1,221	—	1,717	20	2013	4/30/2018	11 - 51
RL	Uniontown, PA	1,682	—	—	—	—	—	1,682	—	—	1,682	—	1992	5/29/2018	0
PLK	Morristown, TN	552	1,167	—	—	—	—	552	1,167	—	1,719	19	2014	6/15/2018	11 - 51
BWW	Florence, SC	1,638	—	—	—	—	—	1,638	—	—	1,638	—	2011	6/29/2018	0
STB	Orland Park (Chicago), IL	954	847	—	—	—	—	954	847	—	1,801	18	1993	6/29/2018	5 - 30
PB	Beavercreek, OH	851	—	—	—	—	—	851	—	—	851	—	2000	6/29/2018	0
MCD	Kokoma, IN	1,671	—	—	—	—	—	1,671	—	—	1,671	—	2016	6/29/2018	0
OG	El Paso, TX	1,833	—	—	—	—	—	1,833	—	—	1,833	—	1990	6/29/2018	0
CSK	Pensacola, FL	1,530	—	—	—	—	—	1,530	—	—	1,530	—	1991	6/29/2018	0
BWW	Austin, TX	1,250	—	—	—	—	—	1,250	—	—	1,250	—	2010	7/16/2018	0
OG	Manchester, CT	1,669	—	—	—	—	—	1,669	—	—	1,669	—	1993	7/27/2018	0
TB	Manchester, CT	1,393	—	—	—	—	—	1,393	—	—	1,393	—	2013	7/27/2018	0

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
ARB	Plainwell, MI	696	837	—	—	—	—	696	837	—	1,533	17	1999	8/6/2018	3 - 36
BWW	Hendersonville, TN	1,401	—	—	—	—	—	1,401	—	—	1,401	—	2009	8/8/2018	0
CGR	Baton Rouge, LA	1,146	1,077	—	—	—	—	1,146	1,077	—	2,223	20	1985	8/8/2018	5 - 30
CGR	Mesquite, TX	2,180	2,938	—	—	—	—	2,180	2,938	—	5,118	29	2012	8/8/2018	13 - 53
CGR	Palm Bay, FL	1,666	2,881	—	—	—	—	1,666	2,881	—	4,547	30	1994	8/8/2018	12 - 52
CGR	Madison, TN	1,178	2,372	—	—	—	—	1,178	2,372	—	3,550	25	1989	8/8/2018	11 - 51
CGR	Ocala, FL	2,017	2,216	—	—	—	—	2,017	2,216	—	4,233	25	1989	8/8/2018	11 - 51
CGR	Palmdale, CA	1,234	2,573	—	—	—	—	1,234	2,573	—	3,807	27	1991	8/8/2018	9 - 49
CGR	Sebring, FL	1,568	2,275	—	—	—	—	1,568	2,275	—	3,843	25	1992	8/8/2018	11 - 51
CGR	Tarpon Springs, FL	1,394	2,232	—	—	—	—	1,394	2,232	—	3,626	26	1994	8/8/2018	10 - 50
CGR	Peoria, AZ	867	1,199	—	—	—	—	867	1,199	—	2,066	22	1993	8/8/2018	5 - 31
CGR	The Woodlands, TX	1,445	1,218	—	—	—	—	1,445	1,218	—	2,663	21	1995	8/8/2018	5 - 35
CGR	Orlando, FL	2,106	1,376	—	—	—	—	2,106	1,376	—	3,482	23	1994	8/8/2018	5 - 35
CGR	Kissimmee, FL	2,101	2,052	—	—	—	—	2,101	2,052	—	4,153	25	1994	8/8/2018	7 - 47
CGR	Mesa, AZ	1,295	1,628	—	—	—	—	1,295	1,628	—	2,923	24	1994	8/8/2018	5 - 40
CGR	Katy, TX	1,930	1,907	—	—	—	—	1,930	1,907	—	3,837	24	1995	8/8/2018	10 - 45
CGR	McAllen, TX	759	1,691	—	—	—	—	759	1,691	—	2,450	25	1994	8/8/2018	5 - 35
CGR	Winter Haven, FL	922	1,926	—	—	—	—	922	1,926	—	2,848	24	1995	8/8/2018	7 - 47
CGR	Ormond Beach, FL	545	1,104	—	—	—	—	545	1,104	—	1,649	21	1995	8/8/2018	3 - 32
CGR	Pembroke Pines, FL	1,757	1,514	—	—	—	—	1,757	1,514	—	3,271	26	1996	8/8/2018	5 - 40
CGR	High Point, NC	955	1,446	—	—	—	—	955	1,446	—	2,401	18	1996	8/8/2018	5 - 55
CGR	Anderson, SC	1,647	2,252	—	—	—	—	1,647	2,252	—	3,899	23	1995	8/8/2018	13 - 53
CGR	Burleson, TX	2,612	2,321	—	—	—	—	2,612	2,321	—	4,933	31	1998	8/8/2018	5 - 45
CGR	Brownsville, TX	2,111	2,868	—	—	—	—	2,111	2,868	—	4,979	30	1999	8/8/2018	12 -52
CGR	Hermitage, TN	1,226	1,564	—	—	—	—	1,226	1,564	—	2,790	24	2000	8/8/2018	5 - 39
CGR	Reno, NV	723	2,496	—	—	—	—	723	2,496	—	3,219	24	2002	8/8/2018	10 - 50
CGR	Bartlesville, OK	1,497	1,571	—	—	—	—	1,497	1,571	—	3,068	19	2002	8/8/2018	10 - 50
CGR	Gallatin, TN	821	1,613	—	—	—	—	821	1,613	—	2,434	19	2002	8/8/2018	10 - 50
CGR	Tampa, FL	920	1,839	—	—	—	—	920	1,839	—	2,759	24	2002	8/8/2018	7 - 40
CGR	Atascocita, TX	1,953	2,256	—	—	—	—	1,953	2,256	—	4,209	24	2002	8/8/2018	12 - 52
CGR	Canon City, CO	709	1,928	—	—	—	—	709	1,928	—	2,637	21	2002	8/8/2018	10 - 50
CGR	Chattanooga, TN	350	1,852	—	—	—	—	350	1,852	—	2,202	17	2003	8/8/2018	11 - 51
CGR	Hobbs, NM	1,424	1,746	—	—	—	—	1,424	1,746	—	3,170	20	2003	8/8/2018	10 - 50

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CGR	Gonzales, LA	1,681	2,292	—	—	—	—	1,681	2,292	—	3,973	25	2003	8/8/2018	10 - 50
CGR	Tupelo, MS	890	1,514	—	—	—	—	890	1,514	—	2,404	23	2003	8/8/2018	5 - 40
CGR	Las Cruces, NM	1,645	1,720	—	—	—	—	1,645	1,720	—	3,365	23	1991	8/8/2018	7 - 45
CGR	Carson City, NV	775	467	—	—	—	—	775	467	—	1,242	10	2004	8/8/2018	5 - 41
CGR	Lady Lake, FL	2,474	2,618	—	—	—	—	2,474	2,618	—	5,092	30	2004	8/8/2018	12 - 52
CGR	Lone Tree, CO	753	1,511	—	—	—	—	753	1,511	—	2,264	22	2004	8/8/2018	5 - 41
CGR	Bristol, VA	1,059	1,563	—	—	—	—	1,059	1,563	—	2,622	24	2004	8/8/2018	5 - 41
CGR	Trinity, FL	1,701	2,613	—	—	—	—	1,701	2,613	—	4,314	27	2004	8/8/2018	13 - 53
CGR	Kingsville, TX	1,254	1,719	—	—	—	—	1,254	1,719	—	2,973	20	2004	8/8/2018	9 - 49
CGR	Conroe, TX	1,224	1,661	—	—	—	—	1,224	1,661	—	2,885	23	2004	8/8/2018	7 - 45
CGR	Portland, TX	1,537	2,089	—	—	—	—	1,537	2,089	—	3,626	25	2005	8/8/2018	10 - 45
CGR	Plainview, TX	657	1,302	—	—	—	—	657	1,302	—	1,959	17	2005	8/8/2018	5 - 45
CGR	Pinellas Park, FL	2,857	2,352	—	—	—	—	2,857	2,352	—	5,209	26	2005	8/8/2018	10 - 50
CGR	Conyers, GA	1,049	2,168	—	—	—	—	1,049	2,168	—	3,217	26	2000	8/8/2018	7 - 45
CGR	Eagle Pass, TX	1,338	1,859	—	—	—	—	1,338	1,859	—	3,197	25	2007	8/8/2018	5 - 45
CGR	Enid, OK	1,712	2,805	—	—	—	—	1,712	2,805	—	4,517	26	1996	9/14/2018	10 - 45
CGR	Lawton, OK	1,072	1,197	—	—	—	—	1,072	1,197	—	2,269	16	1999	9/14/2018	3 - 36
CGR	Austin, TX	988	1,330	—	—	—	—	988	1,330	—	2,318	17	2003	9/14/2018	1 - 41
CGR	Greenville, TX	1,495	1,431	—	—	—	—	1,495	1,431	—	2,926	12	2002	9/28/2018	10 - 45
CGR	Arcadia, FL	1,575	1,408	—	—	—	—	1,575	1,408	—	2,983	12	2005	9/28/2018	5 - 45
STB	Hagerstown, MD	755	1,620	—	—	—	—	755	1,620	—	2,375	11	2014	10/11/2018	11 - 51
CGR	Aurora, CO	649	1,534	—	—	—	—	649	1,534	—	2,183	8	1990	10/23/2018	5 - 40
STB	Decatur, AL	473	627	—	—	—	—	473	627	—	1,100	3	2007	10/30/2018	25 - 45
TB	Greenwood, IN	540	—	—	—	—	—	540	—	—	540	—	2007	10/31/2018	0
RDI	Greenwood, IN	653	—	—	—	—	—	653	—	—	653	—	1989	10/31/2018	0
BJ	Longview, TX	1,508	—	—	—	—	—	1,508	—	—	1,508	—	2015	11/16/2018	0
TR	Fort Gratiot, MI	1,248	—	—	—	—	—	1,248	—	—	1,248	—	2007	11/20/2018	0
TR	Sierra Vista, AZ	1,305	—	—	—	—	—	1,305	—	—	1,305	—	2007	11/20/2018	0
PB	Carpentersville, IL	326	514	—	—	—	—	326	514	—	840	2	1992	11/20/2018	5 - 30
APB	Tracy, CA	1,267	—	—	—	—	—	1,267	—	—	1,267	—	2004	11/20/2018	0
OG	Tracy, CA	1,313	—	—	—	—	—	1,313	—	—	1,313	—	2003	11/20/2018	0
SDI	Tracy, CA	979	—	—	—	—	—	979	—	—	979	—	2004	11/20/2018	0
RL	Louisville, KY	1,188	2,087	—	—	—	—	1,188	2,087	—	3,275	—	1991	12/17/2018	5 - 40
RL	Grand Forks, ND	1,357	2,435	—	—	—	—	1,357	2,435	—	3,792	—	1992	12/17/2018	10 - 45
RL	Talleyville, DE	1,222	3,402	—	—	—	—	1,222	3,402	—	4,624	—	1991	12/17/2018	10 - 45

FOUR CORNERS PROPERTY, TRUST, INC. SCHEDULE III SCHEDULE OF REAL EATATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
RL	Southaven, MS	1,967	2,521	—	—	—	—	1,967	2,521	—	4,488	—	2005	12/17/2018	10 - 50
RL	St. Cloud, MN	1,490	3,665	—	—	—	—	1,490	3,665	—	5,155	—	1990	12/17/2018	10 - 45
RL	Columbus, IN	1,220	1,575	—	—	—	—	1,220	1,575	—	2,795	—	1991	12/17/2018	5 -40
BJ	Livonia, MI	638	3,259	—	—	—	—	638	3,259	—	3,897	—	2018	12/28/2018	14 - 54
BWW	Suffolk, VA	602	1,779	—	—	—	—	602	1,779	—	2,381	—	2012	12/31/2018	9 - 49
		$546,079	$854,905	$48,022	$22,978	$244,687	$88,610	$569,057	$1,099,592	$136,632	$1,805,281	$614,584

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
APB refers to the Applebee's® property.
BJS refers to BJ's Restaurants and Brewhouse® properties.
CFA refers to the Chick-fil-A® property.
CGR refers to the Chili's Grill & Bar® properties.
CSK refers to the Cheddar's Scratch Kitchen® property.
MCD refers to the McDonald's® properties.
PB refers to Panera Bread® property.
PE refers to Panda Express® property.
PLK refers to Popeyes Louisiana Kitchen® properties.
RDI refers to Rally's Drive-in® properties.
SDI refers to Sonic Drive-In® property.
STB refers to the Starbucks® properties.
TR refers to the Texas Roadhouse® property.

(2) Aggregate cost for income tax purposes is $1.79 billion (unaudited) with a net book value of $0.94 billion (unaudited)

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

	December 31, 2018	December 31, 2017
Carrying Costs
Balance - beginning of period	$1,564,955	$1,477,565
Additions placed in service	253,035	98,182
Dispositions	$(12,709)	$(10,792)
Balance - end of year	$1,805,281	$1,564,955
Accumulated Depreciation
Balance - beginning of year	$(598,846)	$(583,307)
Depreciation expense	(21,256)	(21,219)
Dispositions	$5,518	$5,680
Balance - end of year	$(614,584)	$(598,846)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2	Amended and Restated Bylaws of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
4.1	Specimen Stock Certificate of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company Registration Statement on Form 10/A filed on October 5, 2015).
10.1
Amended and Restated Agreement of Limited Partnership of Four Corners Operating Partnership, L.P., dated November 7, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2016).

10.2
Employment Agreement dated as of November 27, 2018, by and between Four Corners Property Trust, Inc. and William Lenehan (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2018).

10.3
Employment Agreement dated as of November 27, 2018, by and between Four Corners Property Trust, Inc. and Gerald Morgan (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 28, 2018).

10.4
Employment Agreement dated as of November 27, 2018, by and between Four Corners Property Trust, Inc. and James Brat (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 28, 2018).

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

10.7
Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan, dated as of January 30, 2018, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.8
Amendment No. 2 to Amended and Restated Revolving Credit and Term Loan Agreement, dated December 13, 2018, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., certain lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018).

10.9
Amended and Restated Parent Guaranty, dated October 2, 2017, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2017).

10.10	Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan† (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 10, 2015).
10.11	Amendment No. 1 to the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan† (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 24, 2015).
10.12	Form of Lease (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.13	Form of Guaranty by Darden Restaurants, Inc. in respect of certain Leases (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).

10.14	Form of Franchise Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.15	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).
10.16	Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015).
10.17	Amendment to Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.18	Form of Performance-based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.19	Amendment to Form of Performance-based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.20	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.21	Amendment to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.22
Note Purchase Agreement, dated April 19, 2017, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc. and the purchasers party thereto (incorporated be reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017).

21.1*	List of Subsidiaries of Four Corners Property Trust, Inc.
23.1*	Consent of Independent Accountants
31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Lease (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).
99.2*	United States Federal Income Tax Considerations
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

† Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	February 19, 2018	By:	/s/ William H. Lenehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM H. LENEHAN William H. Lenehan	Director and Chief Executive Officer (Principal Executive Officer)	February 19, 2018

/S/ GERALD R. MORGAN Gerald R. Morgan	Chief Financial Officer (Principal Financial Officer)	February 19, 2018

/S/ NICCOLE M. STEWART Niccole M. Stewart	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2018

/S/ JOHN S. MOODY John S. Moody	Director and Chairman of the Board of Directors	February 19, 2018

/S/ DOUGLAS B. HANSEN Douglas B. Hansen	Director	February 19, 2018
/S/ MARRAN H. OGILVIE Marran H. Ogilvie	Director	February 19, 2018

/S/ PAUL E. SZUREK Paul E. Szurek	Director	February 19, 2018

/S/ CHARLES L. JEMLEY Charles L. Jemley	Director	February 19, 2018

/S/ ERIC HIRSCHHORN Eric Hirschhorn	Director	February 19, 2018

E-4