Form 10-Q
period 2019-03-31
Four Corners Property Trust, Inc.
filed 2019-04-25
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of April 24, 2019: 68,402,447

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE MONTHS ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate investments:
Land	$580,580	$569,057
Buildings, equipment and improvements	1,239,033	1,236,224
Total real estate investments	1,819,613	1,805,281
Less: Accumulated depreciation	(618,258)	(614,584)
Total real estate investments, net	1,201,355	1,190,697
Intangible lease assets, net	22,464	18,998
Total real estate investments and intangible lease assets, net	1,223,819	1,209,695
Cash and cash equivalents	81,013	92,041
Straight-line rent adjustment	32,501	30,141
Derivative assets	2,999	5,982
Other assets	9,225	5,239
Total Assets	$1,349,557	$1,343,098

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$616,404	$615,892
Dividends payable	19,626	19,580
Rent received in advance	8,658	1,609
Other liabilities	15,651	7,053
Total liabilities	660,339	644,134

Equity:
Preferred stock, par value $0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 68,368,264 and 68,204,045 shares issued and outstanding, respectively	7	7
Additional paid-in capital	637,117	639,116
Retained earnings	43,895	46,018
Accumulated other comprehensive income	2,341	5,956
Noncontrolling interest	5,858	7,867
Total equity	689,218	698,964
Total Liabilities and Equity	$1,349,557	$1,343,098

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental revenue	$34,208	$29,589
Restaurant revenue	5,393	5,214
Total revenues	39,601	34,803
Operating expenses:
General and administrative	3,946	3,583
Depreciation and amortization	6,361	5,345
Property expenses	308	86
Restaurant expenses	4,983	4,870
Total operating expenses	15,598	13,884
Net operating income	24,003	20,919
Interest expense	(6,747)	(4,855)
Other income	413	358
Income tax expense	(68)	(58)
Net income	17,601	16,364
Net income attributable to noncontrolling interest	(98)	(109)
Net Income Available to Common Shareholders	$17,503	$16,255

Basic net income per share:	$0.26	$0.27
Diluted net income per share:	$0.26	$0.26
Weighted average number of common shares outstanding:
Basic	68,202,950	61,291,642
Diluted	68,453,720	61,413,978
Dividends declared per common share	$0.2875	$0.2750

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$17,601	$16,364
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments	(3,027)	5,384
Reclassification adjustment of derivative instruments included in net income	(609)	(240)
Other comprehensive (loss) income	(3,636)	5,144
Comprehensive income	13,965	21,508
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	98	109
Other comprehensive income attributable to noncontrolling interest	(21)	34
Comprehensive income attributable to noncontrolling interest	77	143
Comprehensive Income Attributable to Common Shareholders	$13,888	$21,365

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2018	68,204,045	$7	$639,116	$46,018	$5,956	$7,867	$698,964
Net income	—	—	—	17,503	—	98	17,601
Other comprehensive income	—	—	—	—	(3,615)	(21)	(3,636)
Redemption of OP units	—	—	(1,180)	—	—	(1,985)	(3,165)
ATM proceeds, net of issuance costs	25,455	—	660	—	—	—	660
Dividends and distributions to equity holders	—	—	—	(19,626)	—	(101)	(19,727)
Stock-based compensation, net	138,764	—	(1,479)	—	—	—	(1,479)
Balance at March 31, 2019	68,368,264	$7	$637,117	$43,895	$2,341	$5,858	$689,218

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2017	61,329,489	$6	$473,685	$36,318	$4,478	$7,781	$522,268
ASU 2017-12 cumulative effect adjustment	—	—	—	(467)	467	—	—
Net income	—	—	—	16,255	—	109	16,364
Other comprehensive income	—	—	—	—	5,110	34	5,144
Dividends and distributions to equity holders	—	—	—	(16,855)	—	(112)	(16,967)
Stock-based compensation, net	61,698	—	1,184	—	—	—	1,184
Balance at March 31, 2018	61,391,187	$6	$474,869	$35,251	$10,055	$7,812	$527,993

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows - operating activities
Net income	$17,601	$16,364
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,361	5,345
Gain on exchange of non-financial assets	—	(228)
Amortization of financing costs	513	455
Stock-based compensation expense	1,214	1,184
Changes in assets and liabilities:
Derivative assets and liabilities	(4)	(5)
Straight-line rent adjustment	(2,359)	(2,283)
Rent received in advance	7,049	167
Other assets and liabilities	2,534	751
Net cash provided by operating activities	32,909	21,750
Cash flows - investing activities
Purchases of real estate investments	(20,345)	(21,050)
Advance deposits on acquisition of operating real estate	86	(50)
Cash used in investing activities	(20,259)	(21,100)
Cash flows - financing activities
Net proceeds from ATM equity issuance	660	—
Payment of dividends to shareholders	(19,580)	(16,843)
Distributions to non-controlling interests	(101)	(112)
Redemption of non-controlling interests	(3,165)	—
Employee shares withheld for taxes	(2,693)	—
Net cash used in financing activities	(24,879)	(16,955)
Net decrease in cash and cash equivalents, including restricted cash	(12,229)	(16,305)
Cash and cash equivalents, including restricted cash, at beginning of period	93,242	69,371
Cash and cash equivalents, including restricted cash, at end of period	$81,013	$53,066
Supplemental disclosures:
Interest paid	$3,875	$2,872
Income taxes paid	197	152
Operating lease payments received (lessor)	31,663	—
Operating lease payments remitted (lessee)	104	—
Non-cash investing and financing activities:
Dividends declared but not paid	$19,626	$16,855
Change in fair value of derivative instruments	(3,632)	5,149

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
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a real estate investment trust (a “REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders, subject to certain adjustments and excluding any net capital gain. As a REIT, we will not be subject to federal corporate income tax on that portion of net income that is distributed to our shareholders.  However, FCPT’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes. We made our REIT election upon the filing of our 2016 tax return.
Any references to “the Company,” “we,” “us,” or “our” refer to FCPT as an independent, publicly traded, self-administered company.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements (the “Consolidated Financial Statements”) include the accounts of Four Corners Property Trust, Inc. and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.
Use of Estimates
The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The estimates and assumptions used in the accompanying Consolidated Financial Statements are based on management’s evaluation of the relevant facts and circumstances. Actual results may differ from the estimates and assumptions used in preparing the accompanying Consolidated Financial Statements, and such differences could be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Real Estate Investments, Net
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-five years using the straight-line method. Leasehold improvements, which are reflected on our Consolidated Balance Sheets as a component of buildings, equipment, and improvements, net are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings, and equipment are included in realized gain on sale, net, in our accompanying Consolidated Statements of Income (“Income Statements”).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense. We did not record impairment expense during the three months ended March 31, 2019 or 2018.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There was no real estate held for sale at March 31, 2019 or December 31, 2018.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents can consist of cash and money market accounts. Restricted cash consists of 1031 tax deferred real estate exchange proceeds and is included in Other assets on our Consolidated Balance Sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	March 31,	December 31,
(In thousands)	2019	2018
Cash and cash equivalents	$81,013	$92,041
Restricted cash (included in Other assets)	—	1,201
Total Cash, Cash Equivalents, and Restricted Cash	$81,013	$93,242
Long-term Debt
Long-term debt is carried at unpaid principal balance, net of deferred financing costs. All of our long-term debt is currently unsecured and interest is paid monthly on our non-amortizing term loans and revolving credit facility and semi-annually on our senior fixed rate notes.
Deferred Financing Costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria in accordance with United States generally accepted accounting principles (“U.S. GAAP”), changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income, net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.
See Note 8 - Derivative Financial Instruments for additional information.
Other Assets and Liabilities
Other assets primarily consist of right of use operating lease assets, pre-acquisition costs, prepaid assets, food and beverage inventories for use by our Kerrow operating subsidiary, escrow deposits, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest, accrued operating expenses, derivative liabilities, and operating lease liabilities.
See Note 6 - Supplemental Detail for Certain Components of Consolidated Balance Sheets for additional information.
Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (“ASC 842”), using the effective date method. Consolidated Financial Statements for reporting periods beginning on or after January 1, 2019, are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported Consolidated Financial Statements and did not result in a cumulative adjustment to equity.
All significant lease arrangements are generally recognized at lease commencement. For leases where the Company is the lessee upon adoption of ASC 842, operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.
For leases where Company is the lessor, we determine the classification upon commencement. At March 31, 2019, all leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. Prior to adoption of ASC 842, lease origination fees were deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and amortized over the related lease term as an adjustment to depreciation expense. Subsequent to the adoption of ASC 842 on January 1, 2019, the Company expenses certain initial direct costs that are not incremental in obtaining a lease.
See Note 5 - Leases for additional information.
Revenue Recognition
Rental Revenue
For those net leases that provide for periodic and determinable increases in base rent, base rental revenue is recognized on a straight-line basis over the applicable lease term when collectability is probable. Recognizing rental revenue on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a deferred rent receivable.
We assess the collectability of our lease receivables, including deferred rents receivable, on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be to recover substantially all of the receivable, we derecognize the deferred rent receivable asset and record as a reduction in rental revenue.
For those leases that provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met, the increased rental revenue is recognized as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term. Prior to the adoption of ASC 842, lessor costs reimbursed by the lessee were presented on a net basis in our Consolidated Financial Statements. Subsequent to the adoption of ASC 842 on January 1, 2019, costs paid by the lessor and reimbursed by the lessees will be included in variable lease payments and presented on a gross basis within rental revenue. Sales taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental revenue.
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At both March 31, 2019, and December 31, 2018, credit card receivables, included in other assets, totaled $82 thousand. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
Restaurant Expenses
Restaurant expenses include restaurant labor, general and administrative expenses, rent expense, and food and beverage costs. Food and beverage costs include inventory, warehousing, related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.
Income Taxes
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our shareholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income.
The Kerrow Restaurant Operating Business is a TRS and is taxed as a C corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
See Note 10 - Equity for additional information.
Stock-Based Compensation
The Company’s stock-based compensation plan provides for the grant of restricted stock awards (“RSAs”), deferred stock units (“DSUs”), performance-based awards, including performance stock units (“PSUs”), dividend equivalents (“DEUs”), restricted stock units (“RSUs”), and other types of awards to eligible participants. DEUs are earned during the vesting period and received upon vesting of award. Upon forfeiture of an award, DEUs earned during the vesting period are also forfeited. We classify stock-based payment awards either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight-line basis over their vesting periods, which range between one and five years, less estimated forfeitures. No compensation cost is recognized for awards for which employees do not render the requisite services.
See Note 11 - Stock-Based Compensation for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Application of New Accounting Standards
We consider the applicability and impact of all ASUs issued by the FASB. ASUs not yet adopted that are not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated result of operations, financial position and cash flows.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 76% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. As of March 31, 2019, FCPT had 300 Olive Garden branded locations in our portfolio, which comprise approximately 48% of our leased properties and approximately 57% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 45 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (12.4%) and Florida (11.3%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At March 31, 2019, our exposure to risk related to our derivative instruments totaled $2.4 million and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 4 – REAL ESTATE INVESMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Land	$580,580	$569,057
Buildings and improvements	1,104,428	1,099,591
Equipment	134,605	136,633
Total gross real estate investments	1,819,613	1,805,281
Less: accumulated depreciation	(618,258)	(614,584)
Total real estate investments, net	1,201,355	1,190,697
Intangible lease assets, net	22,464	18,998
Total Real Estate Investments and Intangible Lease Assets, Net	$1,223,819	$1,209,695
During the three months ended March 31, 2019, the Company invested $20.3 million, including transaction costs, in 11 restaurant properties located in four states, and allocated the investment as follows: $11.5 million to land, $4.8 million to buildings and improvements, and $4.0 million to intangible assets principally related to the value of the in-place leases acquired. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 10.8 years as of March 31, 2019. The Company did not dispose of any properties during the quarter.
During the three months ended March 31, 2018, the Company invested $21.0 million, including transaction costs, in 12 restaurant properties located in four states, and allocated the investment as follows: $13.5 million to land, $5.4 million to buildings and improvements, and $2.1 million to intangible assets related to leases. These properties were 100% occupied under net leases, with a weighted average remaining lease term of 9.3 years at March 31, 2018. The Company did not dispose of any properties during the quarter.
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

	March 31,	December 31,
(In thousands)	2019	2018
Acquired in-place lease intangibles	$23,030	$19,079
Above-market leases	1,495	1,318
Total	24,525	20,397
Less: Accumulated amortization	(2,061)	(1,399)
Intangible Lease Assets, Net	$22,464	$18,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	March 31,	December 31,
(In thousands)	2019	2018
Below-market leases	$774	$610
Less: Accumulated amortization	(58)	(33)
Intangible Lease Liabilities, Net	$716	$577
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $626 thousand and $122 thousand for the three months ended March 31, 2019 and 2018. The value of above-market and below-market leases amortized as an adjustment to revenue was $12 thousand and $15 thousand for the three months ended March 31, 2019 and 2018.
At March 31, 2019, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 12.3 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, and below-market leases was 12.2 years, 12.9 years, and 8.9 years, respectively.
Amortization of Above-Market and Below-Market Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at March 31, 2019.

(In thousands)	March 31, 2019
2019 (nine months)	$2,017
2020	2,495
2021	2,275
2022	2,127
2023	1,799
2024	1,659
Thereafter	9,376
Total Future Amortization	$21,748
NOTE 5 – LEASES
Operating Leases as Lessee
Upon adoption of ASC 842, as a lessee we recorded ROU assets and lease liabilities for the three ground leases at our Kerrow Restaurant Operating Business. These ground leases have extension options, which we believe will be exercised and are included in the calculation of our lease liabilities and right-of-use assets. In calculating the lease obligations under the ground leases,we used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
Impact of Adoption
The table below presents the impact of adoption of the lease standard on our Consolidated Balance Sheet as of January 1, 2019.

(In thousands)	December 31, 2018	Upon Adoption (January 1, 2019)	As Adjusted
Operating lease right-of-use asset (included in other assets)	$—	$5,723	$5,723
Operating lease liability (included in other liabilities)	—	6,425	6,425
Deferred rent payable	702	(702)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Operating Lease Liability
As of March 31, 2019, maturities of operating lease liabilities were as follows:

(In thousands)	March 31, 2019
2019 (nine months)	$297
2020	397
2021	418
2022	427
2023	427
Thereafter	8,407
Total Payments	10,373
Less: Interest	(3,975)
Operating Lease Liability	$6,398
The weighted-average discount rate for operating leases at March 31, 2019 was 4.52%. The weighted-average remaining lease term was 21.9 years.
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, the following table presents future minimum lease commitments under non-cancelable operating leases.  The table does not reflect available operating lease extensions.

(In thousands)	December 31, 2018
2019	$550
2020	400
2021	103
2022 and thereafter	—
Total Future Lease Commitments	$1,053
Rental expense was $168 thousand and $175 thousand for the three months ended March 31, 2019 and 2018, respectively.
Operating Leases as Lessor
Our leases consist primarily of single-tenant, net leases, in which the tenants are responsible for making payments to third parties for operating expenses such as property taxes, insurance, and other costs associated with the properties the leased to them. In leases where costs are paid by the Company and reimbursed by lessees, such payments are considered variable lease payments and recognized in rental revenue. The following table shows the components of rental revenue.

(In thousands)	March 31, 2019
Lease revenue - operating leases	$34,010
Variable lease revenue (tenant reimbursements)	198
Total Rental Revenue	$34,208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

March 31,
(In thousands)	2019
2019 (nine months)	$95,546
2020	128,820
2021	130,243
2022	131,802
2023	133,139
2024	135,051
Thereafter	927,788
Total Future Minimum Lease Payments	$1,682,389
NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Operating lease right-of-use asset	$5,685	$—
Prepaid acquisition costs and deposits	1,363	1,802
Prepaid assets	763	815
Accounts receivable	257	782
Food and beverage inventories	164	183
Escrow deposits	—	1,201
Other	993	456
Total Other Assets	$9,225	$5,239
Other Liabilities
The components of other liabilities were as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Operating lease liability	$6,398	$—
Accrued interest expense	4,313	1,586
Accounts payable	1,330	986
Accrued compensation	902	1,714
Intangible lease liabilities, net	716	577
Derivative liabilities	649	—
Accrued operating expenses	244	486
Other	1,099	1,704
Total Other Liabilities	$15,651	$7,053

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 7 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At March 31, 2019, and December 31, 2018, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $225 million of senior, unsecured, fixed rate notes.
At March 31, 2019, and December 31, 2018, net unamortized deferred financing costs were approximately $8.6 million and $9.1 million, respectively. During the three months ended March 31, 2019 and 2018, amortization of deferred financing costs was $513 thousand and $455 thousand, respectively. The weighted average interest rate on the term loans before consideration of the interest rate hedge described below was 3.79% and 3.68% at March 31, 2019 and December 31, 2018, respectively.
At both March 31, 2019, and December 31, 2018, there was no balance outstanding under the $250 million revolving credit facility nor any outstanding letters of credit. The Company was in compliance with all debt covenants at March 31, 2019.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 31, 2019, $300 million of our variable-rate debt is hedged by swaps with notional values totaling $300 million.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $2.1 million will be reclassified to earnings as a decrease to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the three months ended March 31, 2019 and 2018, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2019 and December 31, 2018.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		March 31, 2019	December 31, 2018		March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$2,999	$5,982	Derivative liabilities	$649	$—
Total		$2,999	$5,982		$649	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three months ended March 31, 2019 and 2018.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest expense Presented in the Consolidated Statements of Income
Three months ended March 31, 2019	$(3,027)	Interest expense	$609	$(6,747)
Three months ended March 31, 2018	$5,384	Interest expense	$240	$(4,855)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at March 31, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2019	$2,999	$—	$2,999	$(649)	$—	$2,350
December 31, 2018	5,982	—	5,982	—	—	5,982

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2019	$649	$—	$649	$(649)	$—	$—
December 31, 2018	—	—	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At March 31, 2019 and December 31, 2018, the fair value of derivatives in a net asset position related to these agreements was approximately $2.4 million and $6.0 million, respectively. As of March 31, 2019, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at March 31, 2019, we would have been entitled to the termination value of $2.4 million.
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2019 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended March 31, 2019 and 2018, we recorded income tax expense of $68 thousand and $58 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of March 31, 2019. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At March 31, 2019 and December 31, 2018, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at March 31, 2019 and December 31, 2018.
Common Stock
At March 31, 2019 and December 31, 2018, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock.
On March 5, 2019, we declared a dividend of $0.2875 per share, which was paid in April 2019 to common stockholders of record as of March 29, 2019.
At March 31, 2019, there were 68,368,264 shares of the Company's common stock issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company established an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the New York Stock Exchange through broker-dealers. As of December 31, 2018 there was approximately $50.0 million left on the ATM offerings. On March 22, 2019, the Company amended its ATM program and increased the maximum sales under ATM offerings to $210.0 million, thus adding an additional $160.0 million to the maximum sales under ATM offerings.
During the three months ended March 31, 2019, we sold 25,455 shares under the ATM program at a weighted-average selling price of $29.53 per share, for net proceeds of approximately $660 thousand. At March 31, 2019, there was $209.2 million available for issuance under the ATM program.
Noncontrolling Interest
At March 31, 2019, there were 295,358 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the three months ended March 31, 2019, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $8.6 million and $10.8 million as of March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019, FCPT is the owner of approximately 99.57% of FCPT’s OP units. The remaining 0.43%, or 295,358 of FCPT’s OP units are held by unaffiliated limited partners. During the three months ended March 31, 2019, FCPT OP distributed $101 thousand to its limited partners and settled a redemption of 113,962 OP units at a weighted average price per unit of $27.78 for $3.2 million in cash consideration.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In thousands except for shares and per share data)	2019	2018
Average common shares outstanding – basic	68,202,950	61,291,642
Net effect of dilutive equity awards	250,770	122,336
Average common shares outstanding – diluted	68,453,720	61,413,978
Net income available to common shareholders	$17,503	$16,255
Basic net earnings per share	$0.26	$0.27
Diluted net earnings per share	$0.26	$0.26
For the three months ended March 31, 2019 and 2018, the number of outstanding equity awards that were anti-dilutive totaled 64,894 and 349,724, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended March 31, 2019 and 2018 was 348,548 and 409,320, respectively.
NOTE 11 – STOCK-BASED COMPENSATION
On October 20, 2015, the Board of Directors of FCPT adopted, and FCPT’s sole stockholder at such time, Rare Hospitality International, Inc., approved, the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Plan”). The Plan provides

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
At March 31, 2019, 1,508,707 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $5.0 million at March 31, 2019 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2019	$188	$1,269	$1,611	$3,068
Equity grants	1,255	1,852	—	3,107
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(150)	(767)	(297)	(1,214)
Unrecognized Compensation Cost at March, 31 2019	$1,293	$2,354	$1,314	$4,961
At March 31, 2019, the weighted average amortization period remaining for all of our equity awards was 2.2 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At March 31, 2019 and December 31, 2018, there were 80,638 and 33,592 RSUs outstanding, respectively. During the three months ended March 31, 2018, there were 47,046 shares of restricted stock granted, no restrictions on RSUs lapsed, and no RSUs were forfeited. Restrictions on these shares lapse through 2024.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At March 31, 2019 and December 31, 2018, there were 102,998 and 100,402 RSAs outstanding, respectively. During the three months ended March 31, 2019 there were 69,423 shares of restricted stock granted, restrictions on 66,827 RSAs lapsed and those shares were distributed of which 24,385 RSAs were designated for tax withholdings and returned to the Plan. Restrictions on these shares lapse through 2022. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At March 31, 2019 and December 31, 2018, the target number of PSUs that were unvested was 201,398 and 204,068, respectively. During the three months ended March 31, 2019, PSUs with a target number of 69,370 shares were granted. During the three months ended March 31, 2019, PSUs with a target number of 72,040 shares vested. The total shareholder return calculated for these PSUs resulted in a distribution of 200% of target shares, resulting in the distribution of 144,080 shares, of which 75,390 were withheld for tax and returned to the Plan.
The performance period of the unvested grants run from January 1, 2019 through December 31, 2021, from January 1, 2018 through December 31, 2020, and from January 1, 2017 through December 31, 2019. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2019 PSU grant, the Company used an implied volatility assumption of 20.6% (based on historical volatility), risk free rates of 2.55% (the three-year Treasury rates on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the dividends over the three-year performance period as is consistent with the terms of the PSUs), which resulted in a grant date fair value of zero.
Based on the grant date fair value, the Company expects to recognize $1.3 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities recorded that are reported at fair value on our Consolidated Balance Sheets on a recurring basis.

March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$2,999	$—	$2,999
Liabilities
Derivative liabilities	$—	$649	$—	$649

December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$5,982	$—	$5,982
Liabilities
Derivative liabilities	$—	$—	$—	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at March 31, 2019, and December 31, 2018 were classified as Level 2 of the fair value hierarchy.
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.

March 31, 2019
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$150,984
Term loan due 2023	150,000	150,570
Term loan due 2024	100,000	100,390
Senior fixed note due June 2024	50,000	52,057
Senior fixed note due June 2027	75,000	79,840
Senior fixed note due June 2026	50,000	52,057
Senior fixed note due June 2028	50,000	52,632

December 31, 2018
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$151,042
Term loan due 2023	150,000	150,651
Term loan due 2024	100,000	100,453
Senior fixed note due June 2024	50,000	50,834
Senior fixed note due June 2027	75,000	77,471
Senior fixed note due June 2026	50,000	50,533
Senior fixed note due June 2028	50,000	50,917
(1)    Carrying values exclude deferred financing costs
The fair value of the long-term debt (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 14 – SEGMENTS
During the three months ended March 31, 2019 and 2018, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three months ended March 31, 2019 and 2018.
Three Months Ended March 31, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$34,208	$—	$—	$34,208
Intercompany rental revenue	102	—	(102)	—
Restaurant revenue	—	5,393	—	5,393
Total revenues	34,310	5,393	(102)	39,601
Operating expenses:
General and administrative	3,946	—	—	3,946
Depreciation and amortization	6,224	137	—	6,361
Property expenses	308	—	—	308
Restaurant expenses	—	5,085	(102)	4,983
Total operating expenses	10,478	5,222	(102)	15,598
Net operating income	23,832	171	—	24,003
Interest expense	(6,747)	—	—	(6,747)
Other income	413	—	—	413
Income tax expense	(34)	(34)	—	(68)
Net Income	$17,464	$137	$—	$17,601

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended March 31, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$29,589	$—	$—	$29,589
Intercompany rental revenue	100	—	(100)	—
Restaurant revenue	—	5,214	—	5,214
Total revenues	29,689	5,214	(100)	34,803
Operating expenses:
General and administrative	3,583	—	—	3,583
Depreciation and amortization	5,218	127	—	5,345
Property expenses	86	—	—	86
Restaurant expenses	—	4,970	(100)	4,870
Total operating expenses	8,887	5,097	(100)	13,884
Net operating income	20,802	117	—	20,919
Interest expense	(4,855)	—	—	(4,855)
Other income	358	—	—	358
Income tax expense	(31)	(27)	—	(58)
Net Income	$16,274	$90	$—	$16,364
The following tables present supplemental information by segment at March 31, 2019 and December 31, 2018.
Supplemental Segment Information at March 31, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,804,851	$14,762	$1,819,613
Accumulated depreciation	(613,164)	(5,094)	(618,258)
Total real estate investments, net	1,191,687	9,668	1,201,355
Cash and cash equivalents	79,398	1,615	81,013
Total assets	1,331,918	17,639	1,349,557
Long-term debt, net of deferred financing costs	616,404	—	616,404
Supplemental Segment Information at December 31, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,788,462	$16,819	$1,805,281
Accumulated depreciation	(607,556)	(7,028)	(614,584)
Total real estate investments, net	1,180,906	9,791	1,190,697
Cash and cash equivalents	90,690	1,351	92,041
Total assets	1,331,213	11,885	1,343,098
Long-term debt, net of deferred financing costs	615,892	—	615,892
NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after March 31, 2019, the date of the consolidated balance sheet, through April 24, 2019 and noted the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Through April 24, 2019, the Company invested $4.7 million in the acquisition of three properties located in three states, with an investment yield of approximately 6.9%. The properties are 100% occupied under net leases with a weighted average lease term of 11.4 years remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at March 31, 2019.
Through April 24, 2019, the Company sold 1,637,661 shares of common stock under the Company's ATM program, including 34,183 shares of Common Stock issued and sold by the Company through the managers under the ATM program for gross proceeds of approximately $1.0 million and 1,603,478 shares of Common Stock sold by a forward purchaser through a manager under the ATM program and pursuant to a forward sale agreement for gross proceeds of approximately $47.0 million based on the initial forward price.
There were no other material subsequent events or transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2018. Any references to “FCPT,” “the Company,” “we,” “us,” or “our” refer to Four Corners Property Trust, Inc. as an independent, publicly traded, self-administered company.
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
During the three months ended March 31, 2019, FCPT acquired 11 restaurant properties for a total investment value of $20.3 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average lease term of 10.8 years.
At March 31, 2019, our wholly-owned lease portfolio had the following characteristics:

•	621 free-standing properties located in 45 states and representing an aggregate leasable area of 4.2 million square feet;

•	99.9% occupancy (based on leasable square footage);

•	An average remaining lease term of 12.0 years (weighted by annualized base rent);

•	An average annual rent escalation of 1.5% through December 31, 2029 (weighted by annualized base rent); and

•	77% investment grade tenancy (weighted by annualized base rent).
Results of Operations
During the three months ended March 31, 2019, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three months ended March 31, 2019 and 2018 as summarized in the table below:

	Three Months Ended March 31,
(In thousands)	2019	2018
Revenues:
Rental revenue	$34,208	$29,589
Restaurant revenue	5,393	5,214
Total revenues	39,601	34,803
Operating expenses:
General and administrative	3,946	3,583
Depreciation and amortization	6,361	5,345
Property expenses	308	86
Restaurant expenses	4,983	4,870
Total operating expenses	15,598	13,884
Net operating income	24,003	20,919
Interest expense	(6,747)	(4,855)
Other income	413	358
Income tax expense	(68)	(58)
Net income	17,601	16,364
Net income attributable to noncontrolling interest	(98)	(109)
Net Income Attributable to Common Shareholders	$17,503	$16,255
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Real Estate Operations
Rental Revenue
Rental revenue increased $4.6 million, or 15.6%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was due to the acquisition of 97 properties, less two properties sold during the year-over-year period from April 1, 2018 through March 31, 2019. During the three months ended March 31, 2019, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $198 thousand. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $363 thousand in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to increases in employee compensation, recruiting, and accounting professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to 55 years. Depreciation and amortization increased by approximately $1 million for the three months ended March 31,

2019 compared to the three months ended March 31, 2018, due to the acquisition of 96 properties less two properties sold during the year-over-year period.
Property Expense
Upon adoption of ASC 842, we record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. Franchise tax and other non-reimbursable property and transaction costs were previously recognized in general and administrative. During the three months ended March 31, 2019, we recorded property expenses of $308 thousand, of which $198 thousand was reimbursed by tenants.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $225 million of senior fixed rate notes. Interest expense increased $1.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the issuance of $100 million in senior fixed rate notes in December 2018. As of March 31, 2019 and 2018, we had no outstanding borrowings under the revolving credit facility.
Realized Gain on Sale, Net
The Company did not dispose of any assets during the three months ended March 31, 2019 and 2018.
Income Taxes
During the three months ended March 31, 2019 and 2018, our income tax expense was $68 thousand and $58 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues increased by $179 thousand during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a continued emphasis on customer service, increased marketing and outreach, an increase in to-go and catering orders, and a general improvement in casual dining trends. Average revenue per restaurant increased by 3.4% to $899 thousand per location during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Total restaurant expenses increased by $113 thousand, or 2.3%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to food and labor costs increasing along with increasing sales, increase in hourly wage rates due to the competitive industry, and increase of property taxes.
Critical Accounting Policies
The preparation of FCPT’s consolidated financial statements in conformance with GAAP requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Financial Condition
At March 31, 2019, we had $81.0 million of cash and cash equivalents and $250.0 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2021, subject to our ability to extend the term for two additional six-month periods to November 9, 2022. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 7 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of March 31, 2019, we had no outstanding borrowings under our revolving credit facility and no outstanding letters of credit. The credit facility also includes $400 million of non-amortizing term loans, of which $150 million will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. At March 31, 2019, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.18%.
In March 2019 we updated our ATM program, pursuant to which up to $210 million of additional shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices. During the three months ended March 31, 2019, we issued 25,455 shares and raised gross proceeds of $740 thousand. From the inception of our ATM program through March 31, 2019, we have issued 4,121,068 shares and raised $101.2 million. At March 31, 2019, $209.2 million in gross proceeds capacity remained available under the ATM program.
We have entered into interest rate swaps to hedge the interest rate variability associated with our credit facility. On November 9, 2015, we entered into an interest rate swap that has a fixed notional value of $200 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is 1.56% and the variable rate received resets monthly to the one month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2018, and a maturity date of November 9, 2021, where the fixed rate paid by FCPT OP is 1.96% and the variable rate received resets monthly to the one month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2020, a maturity date of November 9, 2023, where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one-month LIBOR rate. A fourth swap, which was entered into on August 29, 2017, is a 10-year swap with a fixed notional value of $100 million for its first twelve months and $200 million for its second twelve months with an effective date of November 9, 2020, a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one month LIBOR rate.
These four hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income.
On June 7, 2017 and December 20, 2018, FCPT OP issued $125 million and $100 million, respectively, of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers. The Notes issued on June 7, 2017 consist of $50 million of notes with a term ending in June 2024 and priced at a fixed interest rate of 4.68%, and $75 million of notes with a term ending in June 2027 and priced at a fixed interest rate of 4.93%. The Notes issued on December 20, 2018 consist of $50 million of notes with a term ending in December 2026 and priced at a fixed interest rate of 4.63%, and $50 million of notes with a term ending in December 2028 and priced at a fixed interest rate of 4.76%.
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

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot be assured that we will have access to the capital markets at times and at terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions and the funding of tenant improvements and other capital expenditures, and debt refinancing.
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
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
Off-Balance Sheet Arrangements
At March 31, 2019, we had no off-balance sheet arrangements.
Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2019	2018
Net income	$17,601	$16,364
Depreciation and amortization on real estate investments	6,344	5,317
Realized gain on sales of real estate	—	—
Realized gain on exchange of real estate (1)	—	(228)
FFO (as defined by NAREIT)	$23,945	$21,453
Straight-line rent	(2,359)	(2,283)
Non-cash stock-based compensation	1,214	1,184
Non-cash amortization of deferred financing costs	513	455
Other non-cash interest expense	(3)	(5)
Non-real estate investment depreciation	17	13
Amortization of above and below market leases	12	15
Adjusted Funds from Operations (AFFO)	$23,339	$20,832

Fully diluted shares outstanding (2)	68,802,268	61,823,298

FFO per diluted share	$0.35	$0.35

AFFO per diluted share	$0.34	$0.34
(1)    Non-cash gain recognized for GAAP purposes on the transfer of non-financial assets related to an excess land parcel exchange.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2018.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2019, we implemented new internal controls to support our adoption of the new lease accounting standard ASU No. 2016-02, Leases (Topic 842). There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the section entitled “Risk Factors” beginning on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
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
10.1
Amendment No. 3 to Amended and Restated Revolving Credit and Term Loan Agreement, dated March 22, 2019, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., certain lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	April 25, 2019	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 25, 2019	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	April 25, 2019	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)