Form 10-Q
period 2019-06-30
Four Corners Property Trust, Inc.
filed 2019-07-31
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-37538
Four Corners Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

591 Redwood Highway,	Suite 1150,	Mill Valley,	CA	94941
(Address of principal executive offices)
(415) 965-8030
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share	FCPT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of July 31, 2019: 68,418,243

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND SIX MONTHS ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate investments:
Land	$603,047	$569,057
Buildings, equipment and improvements	1,256,453	1,236,224
Total real estate investments	1,859,500	1,805,281
Less: Accumulated depreciation	(624,055)	(614,584)
Total real estate investments, net	1,235,445	1,190,697
Intangible lease assets, net	26,253	18,998
Total real estate investments and intangible lease assets, net	1,261,698	1,209,695
Cash and cash equivalents	39,289	92,041
Straight-line rent adjustment	34,736	30,141
Derivative assets	552	5,982
Other assets	8,696	5,239
Total Assets	$1,344,971	$1,343,098

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$616,916	$615,892
Dividends payable	19,641	19,580
Rent received in advance	8,752	1,609
Derivative liabilities	4,718	—
Other liabilities	12,273	7,053
Total liabilities	662,300	644,134

Equity:
Preferred stock, par value $0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 68,418,243 and 68,204,045 shares issued and outstanding, respectively	7	7
Additional paid-in capital	638,988	639,116
Retained earnings	42,122	46,018
Accumulated other comprehensive (loss) income	(4,149)	5,956
Noncontrolling interest	5,703	7,867
Total equity	682,671	698,964
Total Liabilities and Equity	$1,344,971	$1,343,098

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenue	$34,415	$29,596	$68,623	$59,186
Restaurant revenue	5,153	5,079	10,546	10,293
Total revenues	39,568	34,675	79,169	69,479
Operating expenses:
General and administrative	3,431	3,109	7,377	6,692
Depreciation and amortization	6,518	5,225	12,879	10,569
Property expenses	417	95	725	181
Restaurant expenses	4,954	4,786	9,937	9,656
Total operating expenses	15,320	13,215	30,918	27,098
Interest expense	(6,557)	(4,877)	(13,304)	(9,733)
Other income	306	231	719	588
Realized gain on sale, net	—	10,879	—	10,879
Income tax expense	(61)	(66)	(129)	(125)
Net income	17,936	27,627	35,537	43,990
Net income attributable to noncontrolling interest	(68)	(182)	(166)	(291)
Net Income Available to Common Shareholders	$17,868	$27,445	$35,371	$43,699

Basic net income per share:	$0.26	$0.44	$0.52	$0.71
Diluted net income per share:	$0.26	$0.44	$0.52	$0.71
Weighted average number of common shares outstanding:
Basic	68,302,395	61,751,530	68,252,947	61,511,183
Diluted	68,501,181	61,911,699	68,475,778	61,661,560
Dividends declared per common share	$0.2875	$0.2750	$0.5750	$0.5500

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$17,936	$27,627	$35,537	$43,990
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments	(5,937)	2,719	(8,964)	8,102
Reclassification adjustment of derivative instruments included in net income	(580)	(575)	(1,189)	(814)
Other comprehensive (loss) income	(6,517)	2,144	(10,153)	7,288
Comprehensive income	11,419	29,771	25,384	51,278
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	68	182	166	291
Other comprehensive income (loss) attributable to noncontrolling interest	(27)	14	(48)	48
Comprehensive income attributable to noncontrolling interest	41	196	118	339
Comprehensive Income Attributable to Common Shareholders	$11,378	$29,575	$25,266	$50,939

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at March 31, 2019	68,368,264	$7	$637,117	$43,895	$2,341	$5,858	$689,218
Net income	—	—	—	17,868	—	68	17,936
Other comprehensive income	—	—	—	—	(6,490)	(27)	(6,517)
Redemption of OP units	5,966	—	112	—	—	(114)	(2)
ATM proceeds, net of issuance costs	34,183	—	992	—	—	—	992
Dividends and distributions to equity holders	—	—	—	(19,641)	—	(82)	(19,723)
Stock-based compensation, net	9,830	—	767	—	—	—	767
Balance at June 30, 2019	68,418,243	$7	$638,988	$42,122	$(4,149)	$5,703	$682,671

For the Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2018	68,204,045	$7	$639,116	$46,018	$5,956	$7,867	$698,964
Net income	—	—	—	35,371	—	166	35,537
Other comprehensive income	—	—	—	—	(10,105)	(48)	(10,153)
Redemption of OP units	5,966	—	(1,068)	—	—	(2,099)	(3,167)
ATM proceeds, net of issuance costs	59,638	—	1,652	—	—	—	1,652
Dividends and distributions to equity holders	—	—	—	(39,267)	—	(183)	(39,450)
Stock-based compensation, net	148,594	—	(712)	—	—	—	(712)
Balance at June 30, 2019	68,418,243	$7	$638,988	$42,122	$(4,149)	$5,703	$682,671

The accompanying notes are an integral part of this financial statement.

For the Three Months Ended June 30, 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at March 31, 2018	61,391,187	$6	$474,869	$35,251	$10,055	$7,812	$527,993
ASU 2017-12 cumulative effect adjustment	—	—	—	—	—	—	—
Net income	—	—	—	27,445	—	182	27,627
Other comprehensive income	—	—	—	—	2,130	14	2,144
ATM proceeds, net of issuance costs	1,533,932	—	34,609	—	—	—	34,609
Dividends and distributions to equity holders	—	—	—	(17,278)	—	(112)	(17,390)
Stock-based compensation, net	5,251	—	757	—	—	—	757
Balance at June 30, 2018	62,930,370	$6	$510,235	$45,418	$12,185	$7,896	$575,740

The accompanying notes are an integral part of this financial statement.

For the Six Months Ended June 30, 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2017	61,329,489	6	473,685	36,318	4,478	7,781	522,268
ASU 2017-12 cumulative effect adjustment	—	—	—	(467)	467	—	—
Net income	—	—	—	43,699	—	291	43,990
Other comprehensive income	—	—	—	—	7,240	48	7,288
ATM proceeds, net of issuance costs	1,533,932	—	34,609	—	—	—	34,609
Dividends and distributions to equity holders	—	—	—	(34,132)	—	(224)	(34,356)
Stock-based compensation, net	66,949	—	1,941	—	—	—	1,941
Balance at June 30, 2018	62,930,370	$6	$510,235	$45,418	$12,185	$7,896	$575,740

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows - operating activities
Net income	$35,537	$43,990
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,879	10,569
Gain on disposal of land, building, and equipment	—	(10,879)
Gain on exchange of non-financial assets	—	(228)
Amortization of financing costs	1,027	910
Stock-based compensation expense	1,989	2,107
Changes in assets and liabilities:
Derivative assets and liabilities	(5)	(8)
Straight-line rent adjustment	(4,595)	(4,563)
Rent received in advance	7,143	166
Other assets and liabilities	71	(1,077)
Net cash provided by operating activities	54,046	40,987
Cash flows - investing activities
Purchases of real estate investments	(64,598)	(37,989)
Proceeds from sale of real estate investments	—	15,714
Advance deposits on acquisition of operating real estate	205	(122)
Net cash used in investing activities	(64,393)	(22,397)
Cash flows - financing activities
Net proceeds from ATM equity issuance	1,652	34,609
Payment of dividends to shareholders	(39,206)	(33,697)
Distributions to non-controlling interests	(183)	(224)
Redemption of non-controlling interests	(3,167)	—
Employee shares withheld for taxes	(2,702)	—
Net cash (used in) provided by financing activities	(43,606)	688
Net (decrease) increase in cash and cash equivalents, including restricted cash	(53,953)	19,278
Cash and cash equivalents, including restricted cash, at beginning of period	93,242	69,371
Cash and cash equivalents, including restricted cash, at end of period	$39,289	$88,649
Supplemental disclosures:
Interest paid	$7,916	$8,908
Income taxes paid	$387	$410
Operating lease payments received (lessor)	$63,688	$—
Operating lease payments remitted (lessee)	$208	$—
Non-cash investing and financing activities:
Dividends declared but not paid	$19,641	$17,278
Change in fair value of derivative instruments	$(10,148)	$7,287

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
FCPT was incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc., (together with its consolidated subsidiaries “Darden”), for the purpose of owning, acquiring and leasing properties on a triple-net basis, for use in the restaurant and other retail industries. On November 9, 2015, Darden completed a spin-off of FCPT whereby Darden contributed to us 100% of the equity interest in entities that owned 418 properties in which Darden operates restaurants, representing five of their brands, and six LongHorn Steakhouse® restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) along with the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash. Subsequently, Darden distributed all of our outstanding shares of common stock pro rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received (the “Spin-Off”).
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense. We did not record impairment expense during the six months ended June 30, 2019 or 2018.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There was no real estate held for sale at June 30, 2019 or December 31, 2018.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	June 30,	December 31,
(In thousands)	2019	2018
Cash and cash equivalents	$39,289	$92,041
Restricted cash (included in Other assets)	—	1,201
Total Cash, Cash Equivalents, and Restricted Cash	$39,289	$93,242

Long-term Debt
Long-term debt is carried at unpaid principal balance, net of deferred financing costs. All of our long-term debt is currently unsecured and interest is paid monthly on our non-amortizing term loans and revolving credit facility and semi-annually on our senior fixed rate notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
See Note 8 - Derivative Financial Instruments for additional information.
Other Assets and Liabilities
Other assets primarily consist of right of use operating lease assets, pre-acquisition costs, prepaid assets, food and beverage inventories for use by our Kerrow operating subsidiary, escrow deposits, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest, accrued operating expenses, and operating lease liabilities.
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
For leases where Company is the lessor, we determine the classification upon commencement. At June 30, 2019, all leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

for lease and non-lease components as a single component. Prior to adoption of ASC 842, lease origination fees were deferred and amortized over the related lease term as an adjustment to depreciation expense. Subsequent to the adoption of ASC 842 on January 1, 2019, the Company expenses certain initial direct costs that are not incremental in obtaining a lease.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At both June 30, 2019, and December 31, 2018, credit card receivables, included in other assets, totaled $84 thousand and $82 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
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
(Unaudited)

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
Application of New Accounting Standards
We consider the applicability and impact of all ASUs issued by the FASB. ASUs not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated result of operations, financial position and cash flows.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 75% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We also are subject to concentration risk in terms of the restaurant brands that operate our properties. As of June 30, 2019, FCPT had 301 Olive Garden branded locations in our portfolio, which comprise approximately 47% of our leased properties and approximately 56% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 45 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (12.1%) and Florida (11.2%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At June 30, 2019, our exposure to risk related to our derivative instruments totaled $4.2 million including accrued interest, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Land	$603,047	$569,057
Buildings and improvements	1,121,780	1,099,591
Equipment	134,673	136,633
Total gross real estate investments	1,859,500	1,805,281
Less: Accumulated depreciation	(624,055)	(614,584)
Total real estate investments, net	1,235,445	1,190,697
Intangible lease assets, net	26,253	18,998
Total Real Estate Investments and Intangible Lease Assets, Net	$1,261,698	$1,209,695

During the six months ended June 30, 2019, the Company invested $64.6 million, including transaction costs, in 32 restaurant properties located in fifteen states, and allocated the investment as follows: $34.0 million to land, $22.2 million to buildings and improvements, and $8.4 million to intangible assets principally related to the value of the in-place leases acquired. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 11.8 years as of June 30, 2019. The Company did not dispose of any properties during the six months ended June 30, 2019.
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
Intangible Lease Assets and Liabilities, Net
Acquired in-place lease intangibles are amortized over the remaining lease term as depreciation and amortization expense. Above-market and below-market leases are amortized over the initial term of the respective leases as an adjustment to rental revenue. Intangible lease liabilities are included in Other liabilities on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables detail intangible lease assets and liabilities.

	June 30,	December 31,
(In thousands)	2019	2018
Acquired in-place lease intangibles	$27,133	$19,079
Above-market leases	1,925	1,318
Total	29,058	20,397
Less: Accumulated amortization	(2,805)	(1,399)
Intangible Lease Assets, Net	$26,253	$18,998

	June 30,	December 31,
(In thousands)	2019	2018
Below-market leases	$853	$610
Less: Accumulated amortization	(85)	(33)
Intangible Lease Liabilities, Net	$768	$577

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $704 thousand and $123 thousand for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $245 thousand for the six months ended June 30, 2019 and 2018, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $12 thousand and $15 thousand for the three months ended June 30, 2019 and 2018, respectively, and $24 thousand and $31 thousand for the six months ended June 30, 2019 and 2018, respectively.
At June 30, 2019, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 13.2 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, and below-market leases was 12.9 years, 15.2 years, and 8.6 years, respectively.
Amortization of Above-Market and Below-Market Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at June 30, 2019.

(In thousands)	June 30, 2019
2019 (six months)	$1,606
2020	3,003
2021	2,738
2022	2,562
2023	2,162
Thereafter	13,414
Total Future Amortization	$25,485

NOTE 5 – LEASES
Operating Leases as Lessee
Upon adoption of ASC 842, as a lessee we recorded ROU assets and lease liabilities for the three ground leases at our Kerrow Restaurant Operating Business. These ground leases have extension options, which we believe will be exercised and are included in the calculation of our lease liabilities and right-of-use assets. In calculating the lease obligations under the ground leases, we used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impact of Adoption
The table below presents the impact of adoption of the lease standard on our Consolidated Balance Sheet as of January 1, 2019.

(In thousands)	December 31, 2018	Upon Adoption (January 1, 2019)	As Adjusted
Operating lease right-of-use asset (included in other assets)	$—	$5,723	$5,723
Operating lease liability (included in other liabilities)	—	6,425	6,425
Deferred rent payable	702	(702)	—

Operating Lease Liability
As of June 30, 2019, maturities of operating lease liabilities were as follows:

(In thousands)	June 30, 2019
2019 (six months)	$198
2020	397
2021	418
2022	427
2023	427
Thereafter	8,407
Total Payments	10,274
Less: Interest	(3,902)
Operating Lease Liability	$6,372

The weighted-average discount rate for operating leases at June 30, 2019 was 4.52%. The weighted-average remaining lease term was 21.7 years.
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

Rental expense was $165 thousand and $178 thousand for the three months ended June 30, 2019 and 2018, respectively, and $333 thousand and $354 thousand for the six months ended June 30, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Operating Leases as Lessor
Our leases consist primarily of single-tenant, net leases, in which the tenants are responsible for making payments to third parties for operating expenses such as property taxes, insurance, and other costs associated with the properties leased to them. In leases where costs are paid by the Company and reimbursed by lessees, such payments are considered variable lease payments and recognized in rental revenue.
The following table shows the components of rental revenue for the three and six months ended June 30, 2019.

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease revenue - operating leases	$34,249	$68,259
Variable lease revenue (tenant reimbursements)	166	364
Total Rental Revenue	$34,415	$68,623

Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	June 30, 2019
2019 (six months)	$65,226
2020	131,701
2021	133,155
2022	134,586
2023	135,713
Thereafter	1,093,057
Total Future Minimum Lease Payments	$1,693,438

NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Operating lease right-of-use asset	$5,647	$—
Prepaid acquisition costs and deposits	1,140	1,802
Prepaid assets	533	815
Accounts receivable	251	782
Food and beverage inventories	155	183
Escrow deposits	—	1,201
Other	970	456
Total Other Assets	$8,696	$5,239

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Liabilities
The components of other liabilities were as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Operating lease liability	$6,372	$—
Accrued interest expense	1,530	1,586
Accrued compensation	1,212	1,714
Accounts payable	680	986
Intangible lease liabilities, net	768	577
Accrued operating expenses	368	486
Other	1,343	1,704
Total Other Liabilities	$12,273	$7,053

NOTE 7 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At June 30, 2019, and December 31, 2018, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $225 million of senior, unsecured, fixed rate notes.
The following table presents the Term Loan balances as of June 30, 2019 and December 31, 2018.

				Outstanding Balance
	Maturity	Interest		June 30,	December 31,
(Dollars in thousands)	Date	Rate		2019	2018
Term Loans:
Term Loan 2022, amended and restated October 2017 & December 2018	Nov 2022	3.82%	(a)	$150,000	$150,000
Term Loan 2023, extended December 2018	Nov 2023	3.72%	(a)	150,000	150,000
Term Loan 2024, extended December 2018	Mar 2024	3.72%	(a)	100,000	100,000
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.25-1.35% at June 30, 2019.
The following table presents the senior unsecured fixed rate notes balance as of June 30, 2019 and December 31, 2018.

			Outstanding Balance
	Maturity	Interest	June 30,	December 31,
(Dollars in thousands)	Date	Rate	2019	2018
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Total Notes			$225,000	$225,000

At June 30, 2019, and December 31, 2018, net unamortized deferred financing costs were approximately $8.1 million and $9.1 million, respectively. During the three months ended June 30, 2019 and 2018, amortization of deferred financing costs was $512 thousand and $455 thousand, respectively. During the six months ended June 30, 2019 and 2018, amortization of deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

financing costs was $1.0 million and $910 thousand, respectively. The weighted average interest rate on the term loans before consideration of the interest rate hedge described below was 3.76% and 3.68% at June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019 and December 31, 2018, there was no balance outstanding under the $250 million revolving credit facility nor any outstanding letters of credit. The Company was in compliance with all debt covenants at June 30, 2019.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of June 30, 2019 and December 31, 2018, $300 million of our variable-rate debt is hedged by swaps with notional values totaling $300 million.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $0.5 million will be reclassified to earnings as a decrease to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the six months ended June 30, 2019 and 2018, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2019 and December 31, 2018.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		June 30, 2019	December 31, 2018		June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$552	$5,982	Derivative liabilities	$4,718	$—
Total		$552	$5,982		$4,718	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three and six months ended June 30, 2019 and 2018.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest expense Presented in the Consolidated Statements of Income
Three months ended June 30, 2019	$(5,937)	Interest expense	$580	$(6,557)
Three months ended June 30, 2018	$2,719	Interest expense	$575	$(4,877)
Six months ended June 30, 2019	$(8,964)	Interest expense	$1,189	$(13,304)
Six months ended June 30, 2018	$8,102	Interest expense	$814	$(9,733)

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at June 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2019	$552	$—	$552	$(552)	$—	$—
December 31, 2018	5,982	—	5,982	—	—	5,982

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2019	$4,718	$—	$4,718	$(552)	$—	$4,166
December 31, 2018	—	—	—	—	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At June 30, 2019 and December 31, 2018, the fair value of derivatives related to these agreements was approximately $4.2 million in net liabilities and $6.0 million in net assets, respectively. As of June 30, 2019, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at June 30, 2019, we could have been required to settle our obligations under the agreements at their termination value of approximately $4.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the six months ended June 30, 2019 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended June 30, 2019 and 2018, we recorded income tax expense of $61 thousand and $66 thousand, respectively. During the six months ended June 30, 2019 and 2018, we recorded income tax expense of $129 thousand and $125 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of June 30, 2019. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At June 30, 2019 and December 31, 2018, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at June 30, 2019 and December 31, 2018.
Common Stock
At June 30, 2019 and December 31, 2018, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock.
On March 5, 2019, we declared a dividend of $0.2875 per share, which was paid in April 2019 to common stockholders of record as of March 29, 2019. On June 10, 2019, we declared a dividend of $0.2875 per share, which was paid in July 2019 to common stockholders of record as of June 28, 2019. At June 30, 2019, there were 68,418,243 shares of the Company's common stock issued and outstanding.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company established an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the New York Stock Exchange through broker-dealers. As of December 31, 2018 there was approximately $50.0 million left on the ATM offerings. On March 22, 2019, the Company amended its ATM program and increased the maximum sales under ATM offerings to $210.0 million, thus adding an additional $160.0 million to the maximum sales under ATM offerings. In connection with the amended ATM program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock under the amended ATM program. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three months ended June 30, 2019, we sold 34,183 shares under the ATM program at a weighted-average selling price of $29.45 per share, for net proceeds of approximately $992 thousand. During the six months ended June 30, 2019, we sold 59,638 shares under the ATM program at a weighted-average selling price of $29.49 per share, for net proceeds of approximately $1.7 million.
In addition, during the three and six months ended June 30, 2019, we executed a forward sale agreement with a financial institution acting as forward purchaser under the ATM program to sell 1,603,478 shares of common stock at a sales price of $29.30 per share before sales commissions and offering expenses. The Company did not receive any proceeds from the sale of shares of common stock by the forward purchaser. The Company currently expects to fully physically settle the forward sale agreement with the forward purchaser on one or more dates specified by the Company on or prior to January 1, 2020, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreement, which was initially $29.30, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreement. As of June 30, 2019, the Company had not settled any portion of the forward sale agreement.
At June 30, 2019, there was $208.2 million available for issuance under the ATM program, subject to share issuances pursuant to the forward described above.
Noncontrolling Interest
At June 30, 2019, there were 289,392 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the six months ended June 30, 2019, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $8.1 million and $10.8 million as of June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019, FCPT is the owner of approximately 99.58% of FCPT’s OP units. The remaining 0.42%, or 289,392 of FCPT’s OP units are held by unaffiliated limited partners. During the three months ended June 30, 2019, FCPT OP distributed $83 thousand to its limited partners and settled a redemption of 5,966 OP units for shares of common stock. During the six months ended June 30, 2019, FCPT OP distributed $183 thousand to its limited partners and settled redemptions of 119,928 OP units; 113,962 OP units for cash, at a weighted average price per unit of $27.78 for $3.2 million; and 5,966 OP units for shares of common stock.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2019 and 2018.

(In thousands except for shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average common shares outstanding – basic	68,302,395	61,751,530	68,252,947	61,511,183
Net effect of dilutive equity awards	198,786	160,169	222,831	150,377
Average common shares outstanding – diluted	68,501,181	61,911,699	68,475,778	61,661,560
Net income available to common shareholders	$17,868	$27,445	$35,371	$43,699
Basic net earnings per share	$0.26	$0.44	$0.52	$0.71
Diluted net earnings per share	$0.26	$0.44	$0.52	$0.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the three months ended June 30, 2019 and 2018, the number of outstanding equity awards that were anti-dilutive totaled 126,178 and 314,050, respectively. For the six months ended June 30, 2019 and 2018, the number of outstanding equity awards that were anti-dilutive totaled 102,133 and 317,313, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended June 30, 2019 and 2018 was 294,506 and 409,320, respectively. The weighted average exchangeable OP units outstanding for the six months ended June 30, 2019 and 2018 was 321,378 and 409,320, respectively.
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
At June 30, 2019, 1,480,298 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $4.7 million at June 30, 2019 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2019	$188	$1,269	$1,611	$3,068
Equity grants	1,809	1,850	—	3,659
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(324)	(1,068)	(597)	(1,989)
Unrecognized Compensation Cost at June 30, 2019	$1,673	$2,051	$1,014	$4,738

At June 30, 2019, the weighted average amortization period remaining for all of our equity awards was 2.1 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At June 30, 2019 and December 31, 2018, there were 90,608 and 33,592 RSUs outstanding, respectively. During the six months ended June 30, 2019, there were 66,503 shares of restricted stock granted, 9,487 restrictions on RSUs lapsed, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2024.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At June 30, 2019 and December 31, 2018, there were 102,328 and 100,402 RSAs outstanding, respectively. During the six months ended June 30, 2019 there were 69,547 shares of restricted stock granted, restrictions on 67,621 RSAs lapsed and those shares were distributed of which 24,699 RSAs were designated for tax withholdings and returned to the Plan. Restrictions on these RSAs lapse through 2022. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At June 30, 2019 and December 31, 2018, the target number of PSUs that were unvested was 201,398 and 204,068, respectively. During the six months ended June 30, 2019, PSUs with a target number of 69,370 shares were granted and PSUs with a target number of 72,040 shares vested. The total shareholder return calculated for these PSUs resulted in a distribution of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

200% of target shares, resulting in the distribution of 144,080 shares, of which 75,390 were withheld for tax and returned to the Plan.
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
Based on the grant date fair value, the Company expects to recognize $1.0 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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

June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$552	$—	$552
Liabilities
Derivative liabilities	$—	$4,718	$—	$4,718

December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$5,982	$—	$5,982
Liabilities
Derivative liabilities	$—	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at June 30, 2019, and December 31, 2018 were classified as Level 2 of the fair value hierarchy.
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our consolidated balance sheets.

June 30, 2019
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$151,036
Term loan due 2023	150,000	150,671
Term loan due 2024	100,000	100,466
Senior fixed note due June 2024	50,000	52,508
Senior fixed note due June 2027	75,000	81,145
Senior fixed note due June 2026	50,000	52,894
Senior fixed note due June 2028	50,000	53,724

December 31, 2018
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$151,042
Term loan due 2023	150,000	150,651
Term loan due 2024	100,000	100,453
Senior fixed note due June 2024	50,000	50,834
Senior fixed note due June 2027	75,000	77,471
Senior fixed note due June 2026	50,000	50,533
Senior fixed note due June 2028	50,000	50,917

(1)    Carrying values exclude deferred financing costs
The fair value of the long-term debt (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
NOTE 14 – SEGMENTS
During the three and six months ended June 30, 2019 and 2018, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three months ended June 30, 2019 and 2018
Three Months Ended June 30, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$34,415	$—	$—	$34,415
Intercompany rental revenue	102	—	(102)	—
Restaurant revenue	—	5,153	—	5,153
Total revenues	34,517	5,153	(102)	39,568
Operating expenses:
General and administrative	3,431	—	—	3,431
Depreciation and amortization	6,388	130	—	6,518
Property expenses	417	—	—	417
Restaurant expenses	—	5,056	(102)	4,954
Total operating expenses	10,236	5,186	(102)	15,320
Interest expense	(6,557)	—	—	(6,557)
Other income	306	—	—	306
Realized gain on sale, net	—	—	—	—
Income tax expense	(34)	(27)	—	(61)
Net Income (Loss)	$17,996	$(60)	$—	$17,936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended June 30, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$29,596	$—	$—	$29,596
Intercompany rental revenue	100	—	(100)	—
Restaurant revenue	—	5,079	—	5,079
Total revenues	29,696	5,079	(100)	34,675
Operating expenses:
General and administrative	3,109	—	—	3,109
Depreciation and amortization	5,100	125	—	5,225
Property expenses	95	—	—	95
Restaurant expenses	—	4,886	(100)	4,786
Total operating expenses	8,304	5,011	(100)	13,215
Interest expense	(4,877)	—	—	(4,877)
Other income	231	—	—	231
Realized gain on sale, net	10,879	—	—	10,879
Income tax expense	(31)	(35)	—	(66)
Net Income	$27,594	$33	$—	$27,627

Six Months Ended June 30, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$68,623	$—	$—	$68,623
Intercompany rental revenue	203	—	(203)	—
Restaurant revenue	—	10,546	—	10,546
Total revenues	68,826	10,546	(203)	79,169
Operating expenses:
General and administrative	7,377	—	—	7,377
Depreciation and amortization	12,612	267	—	12,879
Property expenses	725	—	—	725
Restaurant expenses	—	10,140	(203)	9,937
Total operating expenses	20,714	10,407	(203)	30,918
Interest expense	(13,304)	—	—	(13,304)
Other income	719	—	—	719
Realized gain on sale, net	—	—	—	—
Income tax expense	(68)	(61)	—	(129)
Net Income	$35,459	$78	$—	$35,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Six Months Ended June 30, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$59,186	$—	$—	$59,186
Intercompany rental revenue	200	—	(200)	—
Restaurant revenue	—	10,293	—	10,293
Total revenues	59,386	10,293	(200)	69,479
Operating expenses:
General and administrative	6,692	—	—	6,692
Depreciation and amortization	10,317	252	—	10,569
Property expenses	181	—	—	181
Restaurant expenses	—	9,856	(200)	9,656
Total operating expenses	17,190	10,108	(200)	27,098
Interest expense	(9,733)	—	—	(9,733)
Other income	588	—	—	588
Realized gain on sale, net	10,879	—	—	10,879
Income tax expense	(62)	(63)	—	(125)
Net Income	$43,868	$122	$—	$43,990
The following tables present supplemental information by segment at June 30, 2019 and December 31, 2018.
Supplemental Segment Information at June 30, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,844,670	$14,830	$1,859,500
Accumulated depreciation	(618,940)	(5,115)	(624,055)
Total real estate investments, net	1,225,730	9,715	1,235,445
Cash and cash equivalents	38,057	1,232	39,289
Total assets	1,327,817	17,154	1,344,971
Long-term debt, net of deferred financing costs	616,916	—	616,916
Supplemental Segment Information at December 31, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,788,462	$16,819	$1,805,281
Accumulated depreciation	(607,556)	(7,028)	(614,584)
Total real estate investments, net	1,180,906	9,791	1,190,697
Cash and cash equivalents	90,690	1,351	92,041
Total assets	1,331,213	11,885	1,343,098
Long-term debt, net of deferred financing costs	615,892	—	615,892

NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after June 30, 2019, the date of the consolidated balance sheet, through July 31, 2019 and noted the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Through July 31, 2019, the Company invested $1.4 million in the acquisition of one net lease property located in Wisconsin, with an investment yield of approximately 6.7%, and approximately 8 years of lease term remaining. The Company funded the acquisition with cash on hand. The Company anticipates accounting for this transaction as an asset acquisition in accordance with U.S. GAAP. There were no contingent liabilities associated with this transaction at June 30, 2019.
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
Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and retail industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2018, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In addition to managing our existing properties, our strategy includes investing in additional restaurant and retail properties to grow and diversify our existing restaurant portfolio. We expect this acquisition strategy will decrease that reliance on Darden over time. We intend to purchase properties that are well located, occupied by durable concepts, with creditworthy tenants whose operating cash flows are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring properties that have high levels of operator profitability compared to rent payments and have absolute rent levels that generally reflect market rates.
During the six months ended June 30, 2019, FCPT acquired 32 restaurant properties for a total investment value of $64.6 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average lease term of 11.8 years.
At June 30, 2019, our wholly-owned lease portfolio had the following characteristics:

•	642 free-standing properties located in 45 states and representing an aggregate leasable area of 4.3 million square feet;

•	99.9% occupancy (based on leasable square footage);

•	An average remaining lease term of 11.8 years (weighted by annualized base rent);

•	An average annual rent escalation of 1.5% through December 31, 2029 (weighted by annualized base rent); and

•	75% investment grade tenancy (weighted by annualized base rent).
Results of Operations
During the three months ended June 30, 2019, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and six months ended June 30, 2019 and 2018 as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenues:
Rental revenue	$34,415	$29,596	$68,623	$59,186
Restaurant revenue	5,153	5,079	10,546	10,293
Total revenues	39,568	34,675	79,169	69,479
Operating expenses:
General and administrative	3,431	3,109	7,377	6,692
Depreciation and amortization	6,518	5,225	12,879	10,569
Property expenses	417	95	725	181
Restaurant expenses	4,954	4,786	9,937	9,656
Total operating expenses	15,320	13,215	30,918	27,098
Interest expense	(6,557)	(4,877)	(13,304)	(9,733)
Other income	306	231	719	588
Realized gain on sale, net	—	10,879	—	10,879
Income tax expense	(61)	(66)	(129)	(125)
Net income	17,936	27,627	35,537	43,990
Net income attributable to noncontrolling interest	(68)	(182)	(166)	(291)
Net Income Attributable to Common Shareholders	$17,868	$27,445	$35,371	$43,699
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Real Estate Operations
Rental Revenue
Rental revenue increased $4.8 million, or 16.3%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was due to the acquisition of 108 properties, less one property sold during the year-over-year period from July 1, 2018 through June 30, 2019. During the three months ended June 30, 2019, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $166 thousand. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $322 thousand in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increases in employee compensation, recruiting, and accounting professional fees.

Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to 55 years. Depreciation and amortization increased by approximately $1.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to the acquisition of 108 properties less one property sold during the year-over-year period from July 1, 2018 through June 30, 2019.
Property Expense
Upon adoption of ASC 842, we record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. Franchise tax and other non-reimbursable property and transaction costs were previously recognized in general and administrative. During the three months ended June 30, 2019, we recorded property expenses of $417 thousand, of which $166 thousand was reimbursed by tenants.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $225 million of senior fixed rate notes. Interest expense increased $1.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the issuance of $100 million in senior fixed rate notes in December 2018. As of June 30, 2019 and 2018, we had no outstanding borrowings under the revolving credit facility.
Realized Gain on Sale, Net
The Company did not sell any assets during the three months ended June 30, 2019 and the Company sold one property leased to Darden for total consideration of $16.2 million, resulting in a realized gain on sale of $10.9 million, net of costs to sell during the three months ended June 30, 2018.
Income Taxes
During the three months ended June 30, 2019 and 2018, our income tax expense was $61 thousand and $66 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues increased by $74 thousand during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a continued emphasis on customer service, increased marketing and outreach, and a general improvement in casual dining trends. Average revenue per restaurant increased by 1.5% to $859 thousand per location during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Total restaurant expenses increased by $168 thousand, or 3.5%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to repair and maintenance costs at the restaurants, as well as increases in labor and food and beverage expense, and marketing costs.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Real Estate Operations
Rental Revenue
Rental revenue increased $9.4 million, or 15.9%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was due to the acquisition of 108 properties, less one property sold during the year-over-year period from July 1, 2018 through June 30, 2019. During the six months ended June 30, 2019, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $364 thousand. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $685 thousand in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increases in employee compensation, recruiting, and accounting professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to 55 years. Depreciation and amortization increased by approximately $2.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to the acquisition of 108 properties less one property sold during the year-over-year period.
Property Expense
Upon adoption of ASC 842, we record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. Franchise tax and other non-reimbursable property and transaction costs were previously recognized in general and administrative. During the six months ended June 30, 2019, we recorded property expenses of $725 thousand, of which $364 thousand was reimbursed by tenants.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $225 million of senior fixed rate notes. Interest expense increased $3.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the issuance of $100 million in senior fixed rate notes in December 2018. As of June 30, 2019 and 2018, we had no outstanding borrowings under the revolving credit facility.
Realized Gain on Sale, Net
The Company did not sell any assets during the six months ended June 30, 2019. The Company sold one property leased to Darden for total consideration of $16.2 million, resulting in a realized gain on sale of $10.9 million, net of costs to sell during the six months ended June 30, 2018.
Income Taxes
During the six months ended June 30, 2019 and 2018, our income tax expense was $129 thousand and $125 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues increased by $253 thousand during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a continued emphasis on customer service, an increase in to-go and catering orders, and increased check average. Average revenue per restaurant increased by 2.5% to $1.8 million per location during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Total restaurant expenses increased by $281 thousand, or 2.9%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increases in labor and food and beverage expense and repair and maintenance costs at the restaurants.

Critical Accounting Policies
The preparation of FCPT’s consolidated financial statements in conformance with U.S. GAAP requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At June 30, 2019, we had $39.3 million of cash and cash equivalents and $250.0 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2021, subject to our ability to extend the term for two additional six-month periods to November 9, 2022. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 7 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of June 30, 2019, we had no outstanding borrowings under our revolving credit facility and no outstanding letters of credit. The credit facility also includes $400 million of non-amortizing term loans, of which $150 million will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. At June 30, 2019, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.17%.
In March 2019 we updated our ATM program, pursuant to which up to $210 million of additional shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices. During the six months ended June 30, 2019, we issued 59,638 shares and raised gross proceeds of $1.7 million.
In addition, during the six months ended June 30, 2019, we executed a forward sale agreement with a financial institution acting as forward purchaser under the ATM program to sell 1,603,478 shares of common stock at a sales price of $29.30 per share before sales commissions and offering expenses. The Company did not receive any proceeds from the sale of shares of common stock by the forward purchaser. The Company currently expects to fully physically settle the forward sale agreement with the forward purchaser on one or more dates specified by the Company on or prior to January 1, 2020, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreement, which was initially $29.30, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreement. As of June 30, 2019, the Company had not settled any portion of the forward sale agreement.
From the inception of our ATM program through June 30, 2019, we have issued 4,155,251 shares and raised $102.2 million. At June 30, 2019, $208.2 million in gross proceeds capacity remained available under the ATM program.
We have entered into interest rate swaps to hedge the interest rate variability associated with our credit facility. On November 9, 2015, we entered into an interest rate swap that has a fixed notional value of $200 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is 1.56% and the variable rate received resets monthly to the one month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2018, and a maturity date of November 9, 2021, where the fixed rate paid by FCPT OP is 1.96% and the variable rate received resets monthly to the one month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2020, a maturity date of November 9, 2023, where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one-month LIBOR rate. A fourth swap, which was entered into on August 29, 2017, is a 10-

year swap with a fixed notional value of $100 million for its first twelve months and $200 million for its second twelve months with an effective date of November 9, 2020, a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one month LIBOR rate. On June 11, 2019, we entered into a swap with a fixed notional value of $150 million, an effective date of November 9, 2022, and a maturity date of November 9, 2024, where the fixed rate paid by FCPT OP is 1.913% and the variable rate received resets monthly to the one month LIBOR rate.
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
Off-Balance Sheet Arrangements
At June 30, 2019, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Net income	$17,936	$27,627	$35,537	$43,990
Depreciation and amortization on real estate investments	6,501	5,209	12,845	10,540
Realized gain on sales of real estate	—	(10,879)	—	(10,879)
Realized gain on exchange of real estate (1)	—	—	—	(228)
FFO (as defined by NAREIT)	$24,437	$21,957	$48,382	$43,423
Straight-line rent	(2,234)	(2,280)	(4,593)	(4,563)
Stock-based compensation	776	924	1,989	2,107
Non-cash amortization of deferred financing costs	514	455	1,027	910
Other non-cash interest expense	(1)	(1)	(5)	(6)
Non-real estate investment depreciation	17	16	34	29
Amortization of above and below market leases	12	15	24	31
Adjusted Funds from Operations (AFFO)	$23,521	$21,086	$46,858	$41,931

Fully diluted shares outstanding (2)	68,795,687	62,321,019	68,797,156	62,070,880

FFO per diluted share	$0.36	$0.35	$0.70	$0.70

AFFO per diluted share	$0.34	$0.34	$0.68	$0.68
(1)    Non-cash gain recognized for GAAP purposes on the transfer of non-financial assets related to an excess land parcel exchange.
(2)    Assumes the issuance of common shares for OP units held by non-controlling partners.
Non-GAAP Definitions
The certain non-GAAP financial measures included above management believes are helpful in understanding our business, as further described below. Our definition and calculation of non-GAAP financial measures may differ from those of other REITs and therefore may not be comparable. The non-GAAP measures should not be considered an alternative to net income as an indicator of our performance and should be considered only a supplement to net income, and to cash flows from operating, investing or financing activities as a measure of profitability and/or liquidity, computed in accordance with U.S. GAAP.
FFO is a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the NAREIT. FFO represents net income (loss) computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of property and undepreciated land and impairment write-downs of depreciable real estate, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We also omit the tax impact of non-FFO producing activities from FFO determined in accordance with the NAREIT definition.
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
Changes in Internal Control over Financial Reporting
During the second quarter of 2019, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	July 31, 2019	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 31, 2019	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	July 31, 2019	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)