Form 10-Q
period 2019-09-30
Four Corners Property Trust, Inc.
filed 2019-10-31
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of October 30, 2019: 68,917,182

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate investments:
Land	$608,601	$569,057
Buildings, equipment and improvements	1,256,857	1,236,224
Total real estate investments	1,865,458	1,805,281
Less: Accumulated depreciation	(629,876)	(614,584)
Total real estate investments, net	1,235,582	1,190,697
Intangible lease assets, net	35,988	18,998
Total real estate investments and intangible lease assets, net	1,271,570	1,209,695
Cash and cash equivalents	29,789	92,041
Straight-line rent adjustment	37,151	30,141
Derivative assets	143	5,982
Other assets	9,127	5,239
Total Assets	$1,347,780	$1,343,098

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$617,428	$615,892
Dividends payable	19,641	19,580
Rent received in advance	8,831	1,609
Derivative liabilities	7,955	—
Other liabilities	15,414	7,053
Total liabilities	669,269	644,134

Equity:
Preferred stock, par value $0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 68,417,182 and 68,204,045 shares issued and outstanding, respectively	7	7
Additional paid-in capital	639,790	639,116
Retained earnings	40,812	46,018
Accumulated other comprehensive (loss) income	(7,780)	5,956
Noncontrolling interest	5,682	7,867
Total equity	678,511	698,964
Total Liabilities and Equity	$1,347,780	$1,343,098

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenue	$35,209	$31,324	$103,832	$90,509
Restaurant revenue	4,974	4,798	15,520	15,091
Total revenues	40,183	36,122	119,352	105,600
Operating expenses:
General and administrative	3,389	3,116	10,766	9,809
Depreciation and amortization	6,653	5,743	19,532	16,312
Property expenses	346	109	1,071	289
Restaurant expenses	4,805	4,713	14,742	14,370
Total operating expenses	15,193	13,681	46,111	40,780
Interest expense	(6,665)	(4,934)	(19,969)	(14,667)
Other income	153	164	872	752
Realized gain on sale, net	—	—	—	10,879
Income tax expense	(69)	(64)	(198)	(189)
Net income	18,409	17,607	53,946	61,595
Net income attributable to noncontrolling interest	(78)	(111)	(244)	(402)
Net Income Available to Common Shareholders	$18,331	$17,496	$53,702	$61,193

Basic net income per share:	$0.27	$0.27	$0.79	$0.97
Diluted net income per share:	$0.27	$0.27	$0.78	$0.97
Weighted average number of common shares outstanding:
Basic	68,315,915	65,347,842	68,274,167	62,804,123
Diluted	68,527,187	65,577,975	68,495,013	62,987,282
Dividends declared per common share	$0.2875	$0.2750	$0.8625	$0.8250

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$18,409	$17,607	$53,946	$61,595
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments	(3,226)	1,132	(12,189)	9,234
Reclassification adjustment of derivative instruments included in net income	(420)	(748)	(1,610)	(1,562)
Other comprehensive (loss) income	(3,646)	384	(13,799)	7,672
Comprehensive income	14,763	17,991	40,147	69,267
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	78	111	244	402
Other comprehensive (loss) income attributable to noncontrolling interest	(15)	3	(63)	51
Comprehensive income attributable to noncontrolling interest	63	114	181	453
Comprehensive Income Attributable to Common Shareholders	$14,700	$17,877	$39,966	$68,814

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at June 30, 2019	68,418,243	$7	$638,988	$42,122	$(4,149)	$5,703	$682,671
Net income	—	—	—	18,331	—	78	18,409
Other comprehensive income	—	—	—	—	(3,631)	(15)	(3,646)
Dividends and distributions to equity holders	—	—	—	(19,641)	—	(84)	(19,725)
Stock-based compensation, net	(1,061)	—	802	—	—	—	802
Balance at September 30, 2019	68,417,182	$7	$639,790	$40,812	$(7,780)	$5,682	$678,511

For the Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2018	68,204,045	$7	$639,116	$46,018	$5,956	$7,867	$698,964
Net income	—	—	—	53,702	—	244	53,946
Other comprehensive income	—	—	—	—	(13,736)	(63)	(13,799)
Redemption of OP units	5,966	—	(1,068)	—	—	(2,099)	(3,167)
ATM proceeds, net of issuance costs	59,638	—	1,652	—	—	—	1,652
Dividends and distributions to equity holders	—	—	—	(58,908)	—	(267)	(59,175)
Stock-based compensation, net	147,533	—	90	—	—	—	90
Balance at September 30, 2019	68,417,182	$7	$639,790	$40,812	$(7,780)	$5,682	$678,511

The accompanying notes are an integral part of this financial statement.

For the Three Months Ended September 30, 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at June 30, 2018	62,930,370	$6	$510,235	$45,418	$12,185	$7,896	$575,740
Net income	—	—	—	17,496	—	111	17,607
Other comprehensive income	—	—	—	—	381	3	384
ATM proceeds, net of issuance costs	488,174	1	12,696	—	—	—	12,697
Equity offering, net of issuance costs	4,025,000	—	96,355	—	—	—	96,355
Dividends and distributions to equity holders	—	—	—	(18,521)	—	(114)	(18,635)
Stock-based compensation, net	(1,852)	—	930	—	—	—	930
Balance at September 30, 2018	67,441,692	$7	$620,216	$44,393	$12,566	$7,896	$685,078

For the Nine Months Ended September 30, 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2017	61,329,489	6	473,685	36,318	4,478	7,781	522,268
ASU 2017-12 cumulative effect adjustment	—	—	—	(467)	467	—	—
Net income	—	—	—	61,193	—	402	61,595
Other comprehensive income	—	—	—	—	7,621	51	7,672
ATM proceeds, net of issuance costs	2,022,106	—	47,305	—	—	—	47,305
Equity offering, net of issuance costs	4,025,000	1	96,355	—	—	—	96,356
Dividends and distributions to equity holders	—	—	—	(52,651)	—	(338)	(52,989)
Stock-based compensation, net	65,097	—	2,871	—	—	—	2,871
Balance at September 30, 2018	67,441,692	$7	$620,216	$44,393	$12,566	$7,896	$685,078

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows - operating activities
Net income	$53,946	$61,595
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,532	16,312
Gain on disposal of land, building, and equipment	—	(10,879)
Gain on exchange of non-financial assets	—	(228)
Amortization of financing costs	1,539	1,368
Stock-based compensation expense	2,792	3,037
Changes in assets and liabilities:
Derivative assets and liabilities	(5)	27
Straight-line rent adjustment	(7,008)	(6,857)
Rent received in advance	7,222	5
Other assets and liabilities	3,278	1,601
Net cash provided by operating activities	81,296	65,981
Cash flows - investing activities
Purchases of real estate investments	(81,136)	(216,272)
Proceeds from sale of real estate investments	—	15,714
Advance deposits on acquisition of operating real estate	(282)	(86)
Net cash used in investing activities	(81,418)	(200,644)
Cash flows - financing activities
Net proceeds from ATM equity issuance	1,652	47,305
Net proceeds from equity offering	—	96,356
Payment of dividends to shareholders	(58,847)	(50,975)
Distributions to non-controlling interests	(267)	(338)
Redemption of non-controlling interests	(3,167)	—
Employee shares withheld for taxes	(2,702)	(166)
Net cash (used in) provided by financing activities	(63,331)	92,182
Net decrease in cash and cash equivalents, including restricted cash	(63,453)	(42,481)
Cash and cash equivalents, including restricted cash, at beginning of period	93,242	69,371
Cash and cash equivalents, including restricted cash, at end of period	$29,789	$26,890
Supplemental disclosures:
Interest paid	$14,075	$13,199
Income taxes paid	$548	$615
Operating lease payments received (lessor)	$96,113	$—
Operating lease payments remitted (lessee)	$312	$—
Non-cash investing and financing activities:
Dividends declared but not paid	$19,641	$18,521
Change in fair value of derivative instruments	$(13,794)	$7,637

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
Finance ground lease assets are also included in lease intangible assets, net on the Consolidated Balance Sheets. See Leases below for additional information.
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense. We did not record impairment expense during the nine months ended September 30, 2019 or 2018.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There was no real estate held for sale at September 30, 2019 or December 31, 2018.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	September 30,	December 31,
(In thousands)	2019	2018
Cash and cash equivalents	$29,789	$92,041
Restricted cash (included in Other assets)	—	1,201
Total Cash, Cash Equivalents, and Restricted Cash	$29,789	$93,242

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
All significant lease arrangements are generally recognized at lease commencement. For leases where the Company is the lessee upon adoption of ASC 842, operating or finance lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. ROU assets represent our right to use an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.
As part of certain real estate investment transactions, the Company may enter into long-term ground leases as a lessee. The Company recognizes a ground lease (or right-of-use) asset and related lease liability for each of these ground leases. Ground lease assets and lease liabilities are recognized based on the present value of the lease payments. The Company uses its estimated incremental borrowing rate, which is the estimated rate at which the Company could borrow on a collateralized basis with similar payments over a similar term, in determining the present value of the lease payments.
For leases where Company is the lessor, we determine the classification upon commencement. At September 30, 2019, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. Prior to adoption of ASC 842, lease origination fees were deferred and amortized over the related lease term as an adjustment to depreciation expense. Subsequent to the adoption of ASC 842 on January 1, 2019, the Company expenses certain initial direct costs that are not incremental in obtaining a lease.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At September 30, 2019 and December 31, 2018, credit card receivables, included in other assets, totaled $49 thousand and $82 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
(Unaudited)

Application of New Accounting Standards
We consider the applicability and impact of all ASUs issued by the FASB. ASUs not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated result of operations, financial position and cash flows.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 74% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. As of September 30, 2019, FCPT had 302 Olive Garden branded locations in our portfolio, which comprise approximately 46% of our leased properties and approximately 56% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 45 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (12%) and Florida (11%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At September 30, 2019, our exposure to risk related to our derivative instruments totaled $7.8 million including accrued interest, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Land	$608,601	$569,057
Buildings and improvements	1,122,156	1,099,591
Equipment	134,701	136,633
Total gross real estate investments	1,865,458	1,805,281
Less: Accumulated depreciation	(629,876)	(614,584)
Total real estate investments, net	1,235,582	1,190,697
Intangible lease assets, net	35,988	18,998
Total Real Estate Investments and Intangible Lease Assets, Net	$1,271,570	$1,209,695

During the nine months ended September 30, 2019, the Company invested $81.1 million, including transaction costs, in 40 restaurant properties located in eighteen states, and allocated the investment as follows: $39.5 million to land, $22.6 million to buildings and improvements, and $19 million to intangible assets, including finance ROU assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 10.9 years as of September 30, 2019. The Company did not dispose of any properties during the nine months ended September 30, 2019.
During the nine months ended September 30, 2018, the Company invested $216.1 million, including transaction costs, in 77 restaurant properties located in twenty-nine states, and allocated the investment as follows: $101.9 million to land, $105 million to buildings and improvements, and $9.2 million to intangible assets principally related to the value of the in-place leases acquired. During the nine months ended September 30, 2018, the Company sold one property with a net book value of $4.6 million for a realized gain on sale of $10.9 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables detail intangible lease assets and liabilities.

	September 30,	December 31,
(In thousands)	2019	2018
Acquired in-place lease intangibles	$28,793	$19,079
Above-market leases	3,913	1,318
Finance leases - right of use asset (1)	6,961	—
Total	39,667	20,397
Less: Accumulated amortization	(3,679)	(1,399)
Intangible Lease Assets, Net	$35,988	$18,998

(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	September 30,	December 31,
(In thousands)	2019	2018
Below-market leases	$854	$610
Less: Accumulated amortization	(120)	(33)
Intangible Lease Liabilities, Net	$734	$577

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $813 thousand and $297 thousand for the three months ended September 30, 2019 and 2018, respectively, and $2.1 million and $542 thousand for the nine months ended September 30, 2019 and 2018, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $25 thousand and $15 thousand for the three months ended September 30, 2019 and 2018, respectively, and $49 thousand and $46 thousand for the nine months ended September 30, 2019 and 2018, respectively.
At September 30, 2019, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 11.7 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, and below-market leases was 11.8 years, 10.4 years, and 7.9 years, respectively.
Amortization of Above-Market and Below-Market Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at September 30, 2019.

(In thousands)	September 30, 2019
2019 (three months)	$929
2020	3,509
2021	3,244
2022	3,069
2023	2,668
Thereafter	14,873
Total Future Amortization	$28,292

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
Impact of Adoption
The table below presents the impact of adoption of the lease standard on our Consolidated Balance Sheet as of January 1, 2019.

(In thousands)	December 31, 2018	Upon Adoption (January 1, 2019)	As Adjusted
Operating lease right-of-use asset (included in other assets)	$—	$5,723	$5,723
Operating lease liability (included in other liabilities)	—	6,425	6,425
Deferred rent payable	702	(702)	—

Operating Lease Liability
As of September 30, 2019, maturities of operating lease liabilities were as follows:

(In thousands)	September 30, 2019
2019 (three months)	$99
2020	397
2021	418
2022	427
2023	427
Thereafter	8,407
Total Payments	10,175
Less: Interest	(3,831)
Operating Lease Liability	$6,344

The weighted-average discount rate for operating leases at September 30, 2019 was 4.52%. The weighted-average remaining lease term was 21.4 years.
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

Rental expense was $166 thousand and $183 thousand for the three months ended September 30, 2019 and 2018, respectively, and $500 thousand and $536 thousand for the nine months ended September 30, 2019 and 2018, respectively.

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
The following table shows the components of rental revenue for the three and nine months ended September 30, 2019.

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease revenue - operating leases	$34,993	$103,252
Variable lease revenue (tenant reimbursements)	216	580
Total Rental Revenue	$35,209	$103,832

Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	September 30, 2019
2019 (three months)	$32,982
2020	132,887
2021	134,361
2022	135,815
2023	136,943
Thereafter	1,097,874
Total Future Minimum Lease Payments	$1,670,862

Ground Leases as Lessee
As of September 30, 2019, the Company had finance ground lease assets aggregating $7.0 million. These assets are included in intangible lease assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms of ninety-nine years, with options to extend the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was ninety-nine years at September 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Operating lease right-of-use asset	$5,609	$—
Prepaid acquisition costs and deposits	1,986	1,802
Prepaid assets	331	815
Accounts receivable	187	782
Food and beverage inventories	132	183
Escrow deposits	—	1,201
Other	882	456
Total Other Assets	$9,127	$5,239

Other Liabilities
The components of other liabilities were as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Operating lease liability	$6,344	$—
Accrued interest expense	4,292	1,586
Accrued compensation	1,560	1,714
Accounts payable	384	986
Intangible lease liabilities, net	734	577
Accrued operating expenses	246	486
Other	1,854	1,704
Total Other Liabilities	$15,414	$7,053

NOTE 7 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At September 30, 2019, and December 31, 2018, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $225 million of senior, unsecured, fixed rate notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the Term Loan balances as of September 30, 2019 and December 31, 2018.

				Outstanding Balance
	Maturity	Interest		September 30,	December 31,
(Dollars in thousands)	Date	Rate		2019	2018
Term Loans:
Term Loan 2022, amended and restated October 2017 & December 2018	Nov 2022	3.40%	(a)	$150,000	$150,000
Term Loan 2023, extended December 2018	Nov 2023	3.30%	(a)	150,000	150,000
Term Loan 2024, extended December 2018	Mar 2024	3.30%	(a)	100,000	100,000
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.25-1.35% at September 30, 2019.
The following table presents the senior unsecured fixed rate notes balance as of September 30, 2019 and December 31, 2018.

			Outstanding Balance
	Maturity	Interest	September 30,	December 31,
(Dollars in thousands)	Date	Rate	2019	2018
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Total Notes			$225,000	$225,000

At September 30, 2019, and December 31, 2018, net unamortized deferred financing costs were approximately $7.6 million and $9.1 million, respectively. During the three months ended September 30, 2019 and 2018, amortization of deferred financing costs was $512 thousand and $458 thousand, respectively. During the nine months ended September 30, 2019 and 2018, amortization of deferred financing costs was $1.5 million and $1.4 million, respectively. The weighted average interest rate on the term loans before consideration of the interest rate hedge described below was 3.34% and 3.68% at September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019 and December 31, 2018, there was no balance outstanding under the $250 million revolving credit facility nor any outstanding letters of credit. The Company was in compliance with all debt covenants at September 30, 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of September 30, 2019 and December 31, 2018, $300 million of our variable-rate debt is hedged by swaps with notional values totaling $300 million.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $0.1 million will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2019 and 2018 we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2019 and December 31, 2018.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		September 30, 2019	December 31, 2018		September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$143	$5,982	Derivative liabilities	$7,955	$—
Total		$143	$5,982		$7,955	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest expense Presented in the Consolidated Statements of Income
Three months ended September 30, 2019	$(3,226)	Interest expense	$420	$(6,665)
Three months ended September 30, 2018	$1,132	Interest expense	$748	$(4,934)
Nine months ended September 30, 2019	$(12,189)	Interest expense	$1,610	$(19,969)
Nine months ended September 30, 2018	$9,234	Interest expense	$1,562	$(14,667)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at September 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2019	$143	$—	$143	$(143)	$—	$—
December 31, 2018	5,982	—	5,982	—	—	5,982

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2019	$7,955	$—	$7,955	$(143)	$—	$7,812
December 31, 2018	—	—	—	—	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At September 30, 2019 and December 31, 2018, the fair value of derivatives related to these agreements was approximately $7.8 million in net liabilities and $6.0 million in net assets, respectively. As of September 30, 2019, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at September 30, 2019, we could have been required to settle our obligations under the agreements at their termination value of approximately $7.8 million.
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the nine months ended September 30, 2019 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended September 30, 2019 and 2018, we recorded income tax expense of $69 thousand and $64 thousand, respectively. During the nine months ended September 30, 2019 and 2018 and 2018, we recorded income tax expense of $198 thousand and $189 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of September 30, 2019. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At September 30, 2019 and December 31, 2018, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at September 30, 2019 and December 31, 2018.
Common Stock
At September 30, 2019 and December 31, 2018, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At September 30, 2019, there were 68,417,182 shares of the Company's common stock issued and outstanding.
On March 5, 2019, we declared a dividend of $0.2875 per share, which was paid in April 2019 to common stockholders of record as of March 29, 2019. On June 10, 2019, we declared a dividend of $0.2875 per share, which was paid in July 2019 to common stockholders of record as of June 28, 2019. On September 23, 2019, we declared a dividend of $0.2875 per share, which was paid in October 2019 to common stockholders of record as of September 27, 2019.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company established an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock with a sales value of up to a maximum of $150.0 million through ATM offerings on the New York Stock Exchange through broker-dealers. As of December 31, 2018, there was approximately $50.0 million left on the ATM offerings. On March 22, 2019, the Company amended its ATM program and increased the maximum sales under ATM offerings to $210.0 million, thus adding an additional $160.0 million to the maximum sales under ATM offerings. In connection with the amended ATM program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock under the amended ATM program. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.
During the three months ended September 30, 2019, no shares were issued under the ATM program. During the nine months ended September 30, 2019, we sold 59,638 shares under the ATM program at a weighted-average selling price of $29.49 per share, for net proceeds of approximately $1.7 million.
In addition, during the three and nine months ended September 30, 2019, we executed a forward sale agreement with a financial institution acting as forward purchaser under the ATM program to sell 1,603,478 shares of common stock at a sales price of $29.30 per share before sales commissions and offering expenses. The Company did not receive any proceeds from the sale of shares of common stock by the forward purchaser. The Company currently expects to fully physically settle the forward sale agreement with the forward purchaser on one or more dates specified by the Company on or prior to January 1, 2020, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreement, which was initially $29.30, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreement. As of September 30, 2019, the Company had not settled any portion of the forward sale agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At September 30, 2019, there was $208.2 million available for issuance under the ATM program, subject to share issuances pursuant to the forward described above.
Noncontrolling Interest
At September 30, 2019, there were 289,392 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the nine months ended September 30, 2019, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $8.2 million and $10.8 million as of September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019, FCPT was the owner of approximately 99.58% of FCPT’s OP units. The remaining 0.42%, or 289,392 of FCPT’s OP units were held by unaffiliated limited partners. There were no redemptions of OP units during the three months ended September 30, 2019. During the nine months ended September 30, 2019, FCPT OP distributed $267 thousand to its limited partners and settled redemptions of 119,928 OP units; 113,962 OP units for cash, at a weighted average price per unit of $27.78 for $3.2 million; and 5,966 OP units for shares of common stock.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2019 and 2018.

(In thousands except for shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average common shares outstanding – basic	68,315,915	65,347,842	68,274,167	62,804,123
Net effect of dilutive equity awards	211,272	230,133	220,846	183,159
Average common shares outstanding – diluted	68,527,187	65,577,975	68,495,013	62,987,282
Net income available to common shareholders	$18,331	$17,496	$53,702	$61,193
Basic net earnings per share	$0.27	$0.27	$0.79	$0.97
Diluted net earnings per share	$0.27	$0.27	$0.78	$0.97

For the three months ended September 30, 2019 and 2018, the number of outstanding equity awards that were anti-dilutive totaled 146,335 and 278,071, respectively. For the nine months ended September 30, 2019 and 2018, the number of outstanding equity awards that were anti-dilutive totaled 142,558 and 311,881, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended September 30, 2019 and 2018 was 289,392 and 409,320, respectively. The weighted average exchangeable OP units outstanding for the nine months ended September 30, 2019 and 2018 was 310,599 and 409,320, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At September 30, 2019, 1,475,745 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $3.9 million at September 30, 2019 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2019	$188	$1,269	$1,611	$3,068
Equity grants	1,834	1,850	—	3,684
Equity grant forfeitures	—	(27)	—	(27)
Equity compensation expense	(527)	(1,364)	(901)	(2,792)
Unrecognized Compensation Cost at September 30, 2019	$1,495	$1,728	$710	$3,933

At September 30, 2019, the weighted average amortization period remaining for all of our equity awards was 2.0 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At September 30, 2019 and December 31, 2018, there were 91,473 and 33,592 RSUs outstanding, respectively. During the nine months ended September 30, 2019, there were 67,368 shares of restricted stock granted, 9,487 restrictions on RSUs lapsed, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2024.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At September 30, 2019 and December 31, 2018, there were 101,267 and 100,402 RSAs outstanding, respectively. During the nine months ended September 30, 2019, there were 69,547 shares of restricted stock granted and 1,061 shares forfeited, and restrictions on 67,621 RSAs lapsed and were distributed, of which 24,699 RSAs were designated for tax withholdings and returned to the Plan. Restrictions on these RSAs lapse through 2022. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At September 30, 2019 and December 31, 2018, the target number of PSUs that were unvested was 201,398 and 204,068, respectively. During the nine months ended September 30, 2019, PSUs with a target number of 69,370 shares were granted and PSUs with a target number of 72,040 shares vested. The total shareholder return calculated for these PSUs resulted in a distribution of 200% of target shares, resulting in the distribution of 144,080 shares, of which 75,390 were withheld for tax and returned to the Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Based on the grant date fair value, the Company expects to recognize $709 thousand in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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

September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$143	$—	$143
Liabilities
Derivative liabilities	$—	$7,955	$—	$7,955

December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$5,982	$—	$5,982
Liabilities
Derivative liabilities	$—	$—	$—	$—

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at September 30, 2019, and December 31, 2018 were classified as Level 2 of the fair value hierarchy.
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

September 30, 2019
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$151,023
Term loan due 2023	150,000	150,741
Term loan due 2024	100,000	100,528
Senior fixed note due June 2024	50,000	53,444
Senior fixed note due June 2027	75,000	83,327
Senior fixed note due June 2026	50,000	54,244
Senior fixed note due June 2028	50,000	55,475

December 31, 2018
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$151,042
Term loan due 2023	150,000	150,651
Term loan due 2024	100,000	100,453
Senior fixed note due June 2024	50,000	50,834
Senior fixed note due June 2027	75,000	77,471
Senior fixed note due June 2026	50,000	50,533
Senior fixed note due June 2028	50,000	50,917

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 14 – SEGMENTS
During the three and nine months ended September 30, 2019 and 2018, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three and nine months ended September 30, 2019 and 2018
Three Months Ended September 30, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$35,209	$—	$—	$35,209
Intercompany rental revenue	102	—	(102)	—
Restaurant revenue	—	4,974	—	4,974
Total revenues	35,311	4,974	(102)	40,183
Operating expenses:
General and administrative	3,389	—	—	3,389
Depreciation and amortization	6,523	130	—	6,653
Property expenses	346	—	—	346
Restaurant expenses	—	4,907	(102)	4,805
Total operating expenses	10,258	5,037	(102)	15,193
Interest expense	(6,665)	—	—	(6,665)
Other income	153	—	—	153
Income tax expense	(38)	(31)	—	(69)
Net Income (Loss)	$18,503	$(94)	$—	$18,409

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended September 30, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$31,324	$—	$—	$31,324
Intercompany rental revenue	100	—	(100)	—
Restaurant revenue	—	4,798	—	4,798
Total revenues	31,424	4,798	(100)	36,122
Operating expenses:
General and administrative	3,116	—	—	3,116
Depreciation and amortization	5,614	129	—	5,743
Property expenses	109	—	—	109
Restaurant expenses	—	4,813	(100)	4,713
Total operating expenses	8,839	4,942	(100)	13,681
Interest expense	(4,934)	—	—	(4,934)
Other income	164	—	—	164
Income tax expense	(38)	(26)	—	(64)
Net Income (Loss)	$17,777	$(170)	$—	$17,607

Nine Months Ended September 30, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$103,832	$—	$—	$103,832
Intercompany rental revenue	305	—	(305)	—
Restaurant revenue	—	15,520	—	15,520
Total revenues	104,137	15,520	(305)	119,352
Operating expenses:
General and administrative	10,766	—	—	10,766
Depreciation and amortization	19,132	400	—	19,532
Property expenses	1,071	—	—	1,071
Restaurant expenses	—	15,047	(305)	14,742
Total operating expenses	30,969	15,447	(305)	46,111
Interest expense	(19,969)	—	—	(19,969)
Other income	872	—	—	872
Income tax expense	(106)	(92)	—	(198)
Net Income (Loss)	$53,965	$(19)	$—	$53,946

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nine Months Ended September 30, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$90,509	$—	$—	$90,509
Intercompany rental revenue	300	—	(300)	—
Restaurant revenue	—	15,091	—	15,091
Total revenues	90,809	15,091	(300)	105,600
Operating expenses:
General and administrative	9,809	—	—	9,809
Depreciation and amortization	15,931	381	—	16,312
Property expenses	289	—	—	289
Restaurant expenses	—	14,670	(300)	14,370
Total operating expenses	26,029	15,051	(300)	40,780
Interest expense	(14,667)	—	—	(14,667)
Other income	752	—	—	752
Realized gain on sale, net	10,879	—	—	10,879
Income tax expense	(100)	(89)	—	(189)
Net Income (Loss)	$61,644	$(49)	$—	$61,595
The following tables present supplemental information by segment at September 30, 2019 and December 31, 2018.
Supplemental Segment Information at September 30, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,850,600	$14,858	$1,865,458
Accumulated depreciation	(624,629)	(5,247)	(629,876)
Total real estate investments, net	1,225,971	9,611	1,235,582
Cash and cash equivalents	28,699	1,090	29,789
Total assets	1,331,070	16,710	1,347,780
Long-term debt, net of deferred financing costs	617,428	—	617,428
Supplemental Segment Information at December 31, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,788,462	$16,819	$1,805,281
Accumulated depreciation	(607,556)	(7,028)	(614,584)
Total real estate investments, net	1,180,906	9,791	1,190,697
Cash and cash equivalents	90,690	1,351	92,041
Total assets	1,331,213	11,885	1,343,098
Long-term debt, net of deferred financing costs	615,892	—	615,892

NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after September 30, 2019, the date of the Consolidated Balance Sheet, through October 30, 2019 and noted the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Through October 30, 2019, the Company invested $11.3 million in the acquisition of seven net leased properties located in six states, with an investment yield of approximately 6.7%, and approximately 6.4 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at September 30, 2019.
In October 2019, the Company issued 500,000 shares of common stock in physical settlement of a portion of a forward sale agreement entered into in connection with the Company’s ATM program at a sales price of $28.94 per share before sales commissions, for net proceeds of approximately $14.3 million.
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
During the nine months ended September 30, 2019, FCPT acquired 40 restaurant properties for a total investment value of $81.1 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 10.9 years.
At September 30, 2019, our wholly-owned lease portfolio had the following characteristics:

•	650 free-standing properties located in 45 states and representing an aggregate leasable area of 4.4 million square feet;

•	99.9% occupancy (based on leasable square footage);

•	An average remaining lease term of 11.5 years (weighted by annualized base rent);

•	An average annual rent escalation of 1.5% through December 31, 2029 (weighted by annualized base rent); and

•	75% investment grade tenancy (weighted by annualized base rent).
Results of Operations
During the nine months ended September 30, 2019, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and nine months ended September 30, 2019 and 2018 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenues:
Rental revenue	$35,209	$31,324	$103,832	$90,509
Restaurant revenue	4,974	4,798	15,520	15,091
Total revenues	40,183	36,122	119,352	105,600
Operating expenses:
General and administrative	3,389	3,116	10,766	9,809
Depreciation and amortization	6,653	5,743	19,532	16,312
Property expenses	346	109	1,071	289
Restaurant expenses	4,805	4,713	14,742	14,370
Total operating expenses	15,193	13,681	46,111	40,780
Interest expense	(6,665)	(4,934)	(19,969)	(14,667)
Other income	153	164	872	752
Realized gain on sale, net	—	—	—	10,879
Income tax expense	(69)	(64)	(198)	(189)
Net income	18,409	17,607	53,946	61,595
Net income attributable to noncontrolling interest	(78)	(111)	(244)	(402)
Net Income Attributable to Common Shareholders	$18,331	$17,496	$53,702	$61,193
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Real Estate Operations
Rental Revenue
Rental revenue increased $3.9 million, or 12.4%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was due to the acquisition of 60 properties, less one property sold during the year-over-year period from October 1, 2018 through September 30, 2019. During the three months ended September 30, 2019, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $216 thousand. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $273 thousand, or 8.8%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to increases in headcount, compensation and professional fees.

Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to 55 years. Depreciation and amortization increased by approximately $910 thousand, or 15.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to the acquisition of 60 properties, less one property sold during the year-over-year period from October 1, 2018 through September 30, 2019.
Property Expense
Upon adoption of ASC 842, we record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. Franchise tax and other non-reimbursable property and transaction costs were previously recognized in general and administrative. During the three months ended September 30, 2019, we recorded property expenses of $346 thousand, of which $216 thousand was reimbursed by tenants.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $225 million of senior fixed rate notes. Interest expense increased $1.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the issuance of $100 million in senior fixed rate notes in December 2018. As of September 30, 2019 and 2018, we had no outstanding borrowings under the revolving credit facility.
Realized Gain on Sale, Net
The Company did not sell any assets during the three months ended September 30, 2019 or the three months ended September 30, 2018.
Income Taxes
During the three months ended September 30, 2019 and 2018, our income tax expense was $69 thousand and $64 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues increased by $176 thousand during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a continued emphasis on customer service, increased marketing and outreach, and a general improvement in casual dining trends. Average revenue per restaurant increased by 3.7% to $829 thousand per location during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Total restaurant expenses increased by $92 thousand, or 2.0%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to repair and maintenance costs at the restaurants, as well as increases in labor, food and beverage expense, and marketing costs.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Real Estate Operations
Rental Revenue
Rental revenue increased $13.3 million, or 14.7%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was due to the acquisition of 60 properties, less one property sold during the year-over-year period from October 1, 2018 through September 30, 2019. During the nine months ended September 30, 2019, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $580 thousand. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $957 thousand in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increases in headcount, compensation, professional fees, and software expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to 55 years. Depreciation and amortization increased by approximately $3.2 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due to the acquisition of 60 properties less one property sold during the year-over-year period from October 1, 2018 through September 30, 2019.
Property Expense
Upon adoption of ASC 842, we record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. Franchise tax and other non-reimbursable property and transaction costs were previously recognized in general and administrative. During the nine months ended September 30, 2019, we recorded property expenses of $1 million, of which $580 thousand was reimbursed by tenants.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $225 million of senior fixed rate notes. Interest expense increased $5.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the issuance of $100 million in senior fixed rate notes in December 2018. As of September 30, 2019 and 2018, we had no outstanding borrowings under the revolving credit facility.
Realized Gain on Sale, Net
The Company did not sell any assets during the nine months ended September 30, 2019. The Company sold one property leased to Darden for total consideration of $16.2 million, resulting in a realized gain on sale of $10.9 million, net of costs to sell during the nine months ended September 30, 2018.
Income Taxes
During the nine months ended September 30, 2019 and 2018, our income tax expense was $198 thousand and $189 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues increased by $429 thousand during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a continued emphasis on customer service, an increase in to-go and catering orders, and increased check average. Average revenue per restaurant increased by 2.8%, to $2.6 million per location during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Total restaurant expenses increased by $372 thousand, or 2.6%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increases in labor, food and beverage expense, and repair and maintenance costs at the restaurants.
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
Liquidity and Financial Condition
At September 30, 2019, we had $29.8 million of cash and cash equivalents and $250.0 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2021, subject to our ability to extend the term for two additional six-month periods to November 9, 2022. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 7 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of September 30, 2019, we had no outstanding borrowings under our revolving credit facility and no outstanding letters of credit. The credit facility also includes $400 million of non-amortizing term loans, of which $150 million will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. At September 30, 2019, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.07%.
In March 2019 we updated our ATM program, pursuant to which up to $210 million of additional shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE at prevailing market prices or at negotiated prices. During the nine months ended September 30, 2019, we issued 59,638 shares and raised net proceeds of $1.7 million.
In addition, during April 2019, we executed a forward sale agreement with a financial institution acting as forward purchaser under the ATM program to sell 1,603,478 shares of common stock at a sales price of $29.30 per share before sales commissions and offering expenses. The Company did not receive any proceeds from the sale of shares of common stock by the forward purchaser. The Company currently expects to fully physically settle the forward sale agreement with the forward purchaser on one or more dates specified by the Company on or prior to January 1, 2020, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreement, which was initially $29.30, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreement. As of September 30, 2019, the Company had not settled any portion of the forward sale agreement. In October 2019, the Company issued 500,000 shares of common stock in physical settlement of a portion of a forward sale agreement entered into in connection with the Company’s ATM program at a sales price of $28.94 per share before sales commissions and offering expenses, for net proceeds of approximately $14.3 million.
From the inception of our ATM program through September 30, 2019, we have issued 4,155,251 shares and raised $102.2 million. At September 30, 2019, $208.2 million in gross proceeds capacity remained available under the ATM program.
We have entered into interest rate swaps to hedge the interest rate variability associated with our credit facility. On November 9, 2015, we entered into an interest rate swap that has a fixed notional value of $200 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is 1.56% and the variable rate received resets monthly to the one-month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2018, and a maturity date of November 9, 2021, where the fixed rate paid by FCPT OP is 1.96% and the variable rate received resets monthly to the one-month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2020, a maturity date of November 9, 2023, where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one-month LIBOR rate. On August 29, 2017, we entered into a 2-year swap with a fixed notional value of $100 million for its first twelve months and $200 million for its second twelve months with an effective date of November 9, 2020, a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one-month LIBOR rate. On June 11, 2019, we entered into a swap with a fixed notional value of $150 million, an effective date of November 9, 2022, and a maturity date of November 9, 2024, where the fixed rate paid by FCPT OP is 1.913% and the variable rate received resets monthly to the one-month LIBOR rate.
These six hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income.
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
Off-Balance Sheet Arrangements
At September 30, 2019, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Net income	$18,409	$17,607	$53,946	$61,595
Depreciation and amortization on real estate investments	6,636	5,724	19,481	16,264
Realized gain on sales of real estate	—	—	—	(10,879)
Realized gain on exchange of real estate (1)	—	—	—	(228)
FFO (as defined by NAREIT)	$25,045	$23,331	$73,427	$66,752
Straight-line rent	(2,415)	(2,294)	(7,008)	(6,857)
Stock-based compensation	802	930	2,792	3,037
Non-cash amortization of deferred financing costs	512	458	1,539	1,368
Other non-cash interest expense (income)	1	33	(4)	27
Non-real estate investment depreciation	17	19	51	48
Amortization of above and below market leases	25	15	49	46
Adjusted Funds from Operations (AFFO)	$23,987	$22,492	$70,846	$64,421

Fully diluted shares outstanding (2)	68,816,579	65,987,295	68,805,612	63,396,602

FFO per diluted share	$0.36	$0.35	$1.07	$1.05

AFFO per diluted share	$0.35	$0.34	$1.03	$1.02
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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	October 30, 2019	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 30, 2019	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	October 30, 2019	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)