Form 10-K
period 2019-12-31
Four Corners Property Trust, Inc.
filed 2020-02-27
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-37538
FOUR CORNERS PROPERTY TRUST, INC.
(Exact name of Registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

591 Redwood Highway,	Suite 1150,	Mill Valley,	CA	94941
(Address of principal executive offices)
Registrant’s telephone number, including area code: (415) 965-8030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FCPT	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $1,857,193,397.
Number of shares of Common Stock, par value $0.0001, outstanding as of February 25, 2020: 70,184,797
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2020 are incorporated by reference into Part III of this Report.

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - K
YEAR ENDED DECEMBER 31, 2019

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
Business Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and retail industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2019, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In addition to managing our existing properties, our strategy includes investing in additional restaurant and retail properties to grow and diversify our existing portfolio. We expect this acquisition strategy will decrease our reliance on Darden over time.

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
In 2019, FCPT engaged in various real estate transactions for a total investment of $205.2 million, including capitalized transaction costs. Pursuant to these transactions, we acquired an additional 90 properties and ground leasehold interests, aggregating 494 thousand square feet, and representing 41 unique brands.
As of December 31, 2019, our lease portfolio had the following characteristics:

•	699 free-standing properties located in 46 states and representing an aggregate leasable area of 4.6 million square feet;

•	99.7% occupancy (based on leasable square footage);

•	An average remaining lease term of 11.1 years (weighted by annualized base rent);

•	An average annual rent escalation of 1.5% through December 31, 2029 (weighted by annualized base rent); and

•	72% investment-grade tenancy (weighted by annualized base rent).
Segments
We operate in two segments, real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed.
Our real estate operations segment consists of rental revenues primarily generated by leasing restaurant and retail properties to tenants through net lease arrangements under which the tenant is primarily responsible for ongoing costs relating to the properties. Our real estate operations segment also includes expenses associated with continuing efforts to invest in additional restaurant and retail properties and our corporate operating expenses.
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
Our executive offices are located at 591 Redwood Highway, Suite 1150, Mill Valley, California 94941, and our telephone number is (415) 965-8030.
Our Business Objectives and Strategy
Our primary goal is to create long-term stockholder value by executing our investment objectives to maximize the value of our assets, to acquire assets with growth and diversification opportunities due to favorable lease structures and attractive submarket demographics, to actively manage our existing portfolio, and to provide attractive and growing quarterly cash dividends. We do not currently have a fixed schedule of the number of acquisitions we intend to make over a particular time period, but rather, we intend to pursue those acquisitions that meet our investing and financing objectives where we can earn a return above our weighted-average cost of capital adjusted to reflect counterparty risk.
The key components of our business strategy, beyond managing our properties in accordance with our leases, include:
Investment Strategy
Acquire Additional Restaurant and Retail Properties: Our investment strategy is primarily to acquire restaurant and retail properties that are occupied at well-located sites by nationally recognized brands with quality operators subject to long-term net leases. These acquisitions may take many forms including, sale-leaseback transactions, one-off acquisitions or acquisitions of portfolios of properties from other REITs, and other public and private real estate owners. We will employ a disciplined, opportunistic acquisition strategy and price transactions appropriately based on, among other things, the mix of assets acquired, length and terms of the lease, location and submarket attractiveness, and the credit worthiness of the existing tenant.

Acquire Additional Outparcel Properties: We plan to continue to seek out opportunities to leverage our experience in past transactions and acquire additional outparcel properties from mall and shopping center companies, providing the mall and shopping center companies with capital to expand or reinvest into their existing operations.
Increase Diversity of Portfolio: We seek to develop a diverse asset portfolio as we continue to expand. As of December 31, 2019, properties in our leasing portfolio were located in 46 different states across the continental United States, comprised of 58 unique tenant brands, and our properties in only two states, Texas and Florida, individually accounted for more than 10% of our total revenue with 12.5% and 10.8% of our total revenue, respectively. Additionally, by virtue of its large scale, we believe that the U.S. restaurant industry offers a sizable pool of attractive property acquisition targets across different types of restaurant properties, including quick service, take-out, casual dining, fast casual, and fine dining, to enable diversified growth for us and, in doing so, reduce our concentration with Darden.
Operating Strategy
Long-Term, Net Lease Structure: We intend to hold our properties for long-term investment. Our properties are leased to our tenants on a net lease basis with a weighted average remaining lease term of approximately 11.1 years before any renewals and an average annual rent escalation of 1.5% through December 31, 2029 (weighted by annualized base rent), thereby providing a long-term, stable income stream. Under the leases, the tenant is responsible for maintaining the properties in accordance with prudent industry practice and in compliance with all federal and state standards. The maintenance responsibilities include, among others, maintaining the building, building systems including roofing systems and other improvements. In addition to maintenance requirements, the tenant is also generally responsible for insurance required to be carried under the leases, taxes levied on or with respect to the properties, payment of common area maintenance charges and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. At the option of the tenant, the leases will generally allow extensions for a certain number of multi-year renewal terms beyond the initial term and the tenant can elect which of the properties then subject to the leases to renew. The number and duration of the renewal terms for any given property may vary, however, based on the initial term of the relevant lease and other factors.
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
Financing Strategy
Maintain Balance Sheet Strength and Liquidity: We intend to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through operations, our revolving credit facility which has an undrawn capacity as of December 31, 2019 of $198 million, our ability to access the public equity markets, and our ability to access bank and private placement debt markets. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our assets and acquire assets with cash flow growth potential. We intend to continue to invest primarily in restaurant properties. However, over time, we believe we have the potential to diversify into other retail property types beyond the restaurant industry.
We expect that future investments in properties, including any improvements or renovations of currently owned or newly-acquired restaurant properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our $250 million revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities.

Our investment and financing policies and objectives are subject to change periodically at the discretion of our Board of Directors without a vote of stockholders. We also have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. In November 2019, the Company renewed its “At-the-Market” (“ATM”) program under which it can sell common stock with an aggregate value of up to $210 million through broker-dealers. In January 2017, we achieved an investment grade rating of BBB- from Fitch Ratings.
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
Our Portfolio
At December 31, 2019, our investment portfolio included 705 properties, all within the continental United States. Of these properties, 699 were held for investment, with an aggregate leasable area of approximately 4.6 million square feet, were located in 46 states, and had a weighted average remaining lease term of 11.1 years before any lease renewals. The remaining six properties, representing the Kerrow Restaurant Operating Business, are operated by Kerrow subject to franchise agreements with Darden (“Franchise Agreements”). Two of these restaurants are subject to ground leases to third parties.
The following table summarizes the rental properties by brand as of December 31, 2019:

Brand	Number of FCPT Properties and Leasehold Interests	Total Square Feet (000s)	Annual Cash Base Rent $(000s)	% Total Cash Base Rent (1)	Avg. Rent Per Square Foot ($)	Tenant EBITDAR Coverage (2)	Lease Term Remaining (Yrs) (3)
Olive Garden	304	2,593	$74,171	53.2%	$29	5.4x	10.7
Longhorn Steakhouse	109	608	20,471	14.7%	34	4.6x	9.6
Other Brands - non-Darden	273	1,313	40,606	29.1%	31	3.1x	12.9
Other Brands - Darden	13	120	4,167	3.0%	35	3.9x	8.9
Total	699	4,634	$139,415	100.0%	$30	4.7x	11.1

(1)	Current scheduled minimum contractual rent as of December 31, 2019.

(2)
EBITDAR Coverage is calculated by dividing our tenants estimated trailing 12-month EBITDAR by annual contractual cash rent paid to FCPT. EBITDAR is defined as earnings before interest, income taxes, depreciation, amortization, and rent. EBITDAR is derived from the most recent data from tenants who disclose this information, representing approximately 90% of our run-rate rental income. FCPT does not independently verify financial information provided by its tenants.

(3)	Lease term remaining is defined as the lease term weighted by the annual cash base rent.

The following table summarizes the diversification of FCPT’s lease portfolio by state as of December 31, 2019:

State	# of Leases	% of Annual Base Rent
Texas	72	12.5%
Florida	63	10.8%
Ohio	50	6.9%
Georgia	43	6.3%
Michigan	38	4.3%
Tennessee	28	3.6%
Indiana	42	4.0%
Illinois	32	3.4%
Pennsylvania	19	3.0%
California	14	2.8%
North Carolina	18	2.6%
Virginia	19	2.4%
Mississippi	18	2.4%
Maryland	16	2.2%
South Carolina	14	2.1%
Colorado	20	2.2%
New York	13	2.0%
Iowa	22	2.3%
Wisconsin	18	2.0%
Alabama	15	1.7%
Kentucky	11	1.7%
Arizona	11	1.7%
Minnesota	9	1.6%
Nevada	8	1.6%
Oklahoma	10	1.7%
Louisiana	9	1.5%
West Virginia	6	1.1%
Missouri	8	1.2%
Kansas	5	1.0%
17 other states (none greater than 1%)	51	7.7%
Total	702	100.0%
Leases with Darden
The estimated annual cash rent based on current rates for the leases in place with Darden is approximately $98.8 million, with average annual rent escalations of 1.5% through December 31, 2029. Darden also entered into guaranties, pursuant to which it guarantied the obligations of the tenants under substantially all of the leases entered into in respect of the Properties. The Properties are leased to one or more of Darden’s operating subsidiaries pursuant to the leases, which are net leases. The leases in place with Darden provide for a weighted average remaining initial term of approximately 10.4 years as of December 31, 2019, with no purchase options provided that Darden will have a right of first offer with respect to our sale of any property, if there is no default under the lease, and we will be prohibited from selling any Properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. At the option of Darden, the leases will generally allow extensions for a certain number of renewal terms of five years each beyond the initial term and Darden can elect which of our properties then subject to the leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant lease and other factors.
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
Competition
We operate in a highly competitive market and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, restaurant and retail operators, lenders and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants or for the acquisition of restaurant and other retail properties. The Kerrow Restaurant Operating Business also faces active competition with national and regional chains and locally-owned restaurants for guests, management and hourly personnel.
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
Although the leases require our tenants to indemnify us for environmental liabilities, and although we intend to require our operators and tenants to undertake to indemnify us for certain environmental liabilities, including environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of our operators and tenants to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell, develop or lease the real estate or to borrow using the real estate as collateral.

As of February 26, 2020, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance or liability with respect to environmental laws that management believes would have a material adverse effect on our business, financial position or results of operations.
Americans with Disabilities Act of 1990
The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenant has the primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of February 26, 2020, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial position or results of operations.
Other Regulations
State and local fire, life-safety and similar entities regulate the use of the properties. The tenant has the primary responsibility for complying with regulations but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions to conduct business on such properties.
Insurance
Our current lease agreements generally require, and new lease agreements that we enter are expected to require, that our tenants maintain all customary lines of insurance on our properties and their operations, including comprehensive insurance and hazard insurance. The tenants under our leases may have the ability to self-insure or use a captive provider with respect to its insurance obligations. We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants are customary for similarly situated companies in our industry. However, we cannot make any assurances that Darden or any other tenants in the future will maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us.
Employees
As of February 14, 2020, we had 361 employees, of which 343 were employed at our Kerrow Restaurant Operating Business. None of these employees are represented by a labor union.
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
For the year ended December 31, 2019, Darden and Brinker International, Inc. (“Brinker”) constituted approximately 71% and 9%, respectively, of our annual cash base rent. As a result, we are dependent on Darden and Brinker successfully operating their businesses and fulfilling their obligations to us that depend, in part, on the overall performance and profitability of Darden and Brinker. Factors which may impact the business, financial position or results of operations of Darden and Brinker include the following:

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
In 2019, we acquired 90 properties and ground leasehold interests for a total investment of $205.2 million, including capitalized transaction costs, which were added to our leasing portfolio. We intend to continue to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities, including, but not limited to, continuing to expand our tenant base to third parties other than Darden and acquiring non-restaurant properties. Accordingly, we may often be engaged in evaluating potential transactions, potential new tenants and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In addition, properties we acquire may be leased to unrated tenants, and the tools we use to measure credit quality may not be accurate. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.
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
As of December 31, 2019, our restaurant properties include 304 Olive Garden restaurants. As a result, our success, at least in the short-term, is dependent on the continued success of the Olive Garden brand and, to a lesser extent, Darden’s other restaurant brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of the Olive Garden or other Darden brands is reduced or compromised, the value associated with Olive Garden or other Darden-branded properties in our portfolio may be adversely affected.
Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.
We have entered into a $650 million term loan and revolving credit facility providing for a $400 million term loan, $150 million of which matures on November 9, 2022, $150 million of which matures on November 9, 2023, and $100 million of which matures on March 9, 2024 and providing for a $250 million revolving credit facility with an available facility amount through November 2021, each of which are provided by a syndicate of banks and other financial institutions. As of December 31, 2019, the term loan facility is fully drawn and the undrawn revolving credit facility had $198 million remaining capacity. In addition, we have issued $225.0 million of senior unsecured fixed rate notes (the “Notes”). The Notes consist of $50.0 million of notes due in June 2024 priced at a fixed interest rate of 4.68%, $75.0 million of notes due in June 2027 priced at a fixed interest rate of 4.93%, $50 million of notes due in December 2026 priced at a fixed interest rate of 4.63%, and $50 million of notes due in December 2028 priced at a fixed interest rate of 4.76%. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions, if any, set forth in our debt agreements, our Board of Directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.
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
In addition, we are required to comply with the following financial covenants: (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value; (4) minimum fixed charge coverage ratio of 1.50 to 1.00; (5) minimum consolidated tangible net worth; (6) maximum unencumbered leverage ratio not to exceed 60%; and (7) minimum unencumbered interest coverage ratio of 1.75 to 1.00. As of December 31, 2019, we are in compliance with our existing financial covenants.
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
Uncertainty relating to the LIBOR calculation process may adversely impact us.
Certain of our existing debt instruments and other financial arrangements (including our revolving credit facility and term loan facility) provide for borrowings to be made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate applicable to outstanding borrowings thereunder, and we may incur additional indebtedness or enter into new financial arrangements that use LIBOR as a benchmark for establishing the interest rate for borrowing thereunder. LIBOR is the subject of recent proposals for reform. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of alternative reference rates. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could also affect interest rates and other financing costs under our debt instruments and other financial arrangements, any of which could adversely affect our results of operations and financial condition.
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
Properties in our leasing portfolio and the Kerrow Restaurant Operating Business are located in 46 states, and if one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.
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
Our properties are located throughout the United States with the highest concentrations located in the states of Texas and Florida, where 12.5% and 10.8% of our annualized base rent was derived as of December 31, 2019, respectively. An economic downturn or other adverse events or conditions such as natural disasters in these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

Our tenants’ businesses and our business through the operation of Kerrow are subject to government regulations and changes in current or future laws or regulations could restrict their ability to operate both their and our business in the manner currently contemplated.
The restaurant industry is subject to extensive federal, state and local and international laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. Our tenants and Kerrow are subject to licensing and regulation by state and local authorities relating to wages and hours, health care, health, sanitation, safety and fire standards, the sale of alcoholic beverages, and information security. Our tenants and Kerrow are also subject to, among other laws and regulations, laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or an insufficient or ineffective response to significant regulatory or public policy issues, could have an adverse effect on our tenants’ results of operations, which could also adversely affect our business, results of operations or financial condition as we depend on our tenants for almost the entirety of our revenue.
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
As a result of his former positions with Darden, Mr. Lenehan owns common stock, including restricted stock, in both Darden and FCPT. In addition, there is no restriction on our executive officers and directors acquiring Darden common stock in the future, and, therefore, this ownership of common stock of both Darden and FCPT may be significant. Equity interests in Darden may create, or appear to create, conflicts of interest when any such director or executive officer is faced with decisions that could benefit or affect the equity holders of Darden in ways that do not benefit or affect us in the same manner. As of December 31, 2019, no other executive officer or director of FCPT owns common stock of Darden.
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
In addition to our real estate investment activities, we also manage and operate the Kerrow Restaurant Operating Business, which consists of six LongHorn Steakhouse restaurants located in the San Antonio, Texas area. Managing and operating the Kerrow Restaurant Operating Business requires us to employ significantly more people than a REIT that does not operate a business of such type and scale. In addition, managing and operating an active restaurant business exposes us to potential liabilities associated with the operation of restaurants. Such potential liabilities are not typically associated with REITs and include potential liabilities for wage and hour violations, guest discrimination, food safety issues including poor food quality, food-borne illness, food tampering, food contamination, workplace injury, cyber-attacks, and violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party). In the event that one or more of the potential liabilities associated with managing and operating an active restaurant business materializes, such liabilities could damage the reputation of the Kerrow Restaurant Operating Business as well as the reputation of FCPT, and could adversely affect our financial position and results of operations, possibly to a material degree.
We may be vulnerable to security breaches or cyber-attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.
Security breaches, cyber-attacks, or disruption, of our physical or information technology infrastructure, networks and related management systems could result in, among other things, a breach of our networks and information technology infrastructure, the misappropriation of our or our tenants’ proprietary or confidential information, interruptions or malfunctions in our or our tenants’ operations, delays or interruptions to our ability to meet tenant needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records, unauthorized access to our facilities or other disruptions in our operations. Numerous sources can cause these types of incidents, including: physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or third parties; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us or our partners or tenants; or security events impacting our third-party service providers or our partners or tenants. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amounts of tenant data.
We recognize the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. We may be required to expend significant financial resources to protect against or respond to such breaches. Cyber criminals are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or distributed denial-of-service or DDoS attacks, botnets and port scans. Techniques used to breach security change frequently, and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. As we provide assurances to our tenants that we provide a high level of security, if an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose current and potential tenants, and such a breach could be harmful to our brand and reputation. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack.
In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States. We may not be able to limit our liability or damages in the event of such a loss. Data protection legislation is becoming increasingly common in the United States at both the federal and state level and may require us to further modify our data processing practices and policies. For example, the state of California recently adopted the California Consumer Privacy Act of 2018, which is currently set to take effect on January 1, 2020 and expected to provide California residents with increased privacy rights and protections with respect to their personal information. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
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
Our current dividend rate is $1.22 per share per annum. We may pay a portion of our dividends in common stock. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends will be authorized by our Board of Directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.
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
We believe that we were organized and have operated and we intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset requirements depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence. Accordingly, there can be no assurance that the Internal Revenue Service (the “IRS”) will not contend that our investments violate the REIT requirements.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the ticker symbol “FCPT” since November 10, 2015.
Dividends
The following table presents the characterizations for tax purposes of such common stock dividends for the year ended December 31, 2019.

Record Date	Payment Date	Total Distribution ($ per share)	Form 1099 Box 1a Ordinary Taxable Dividend ($ per share)	Form 1099 Box 1b Qualified Taxable Dividend ($ per share)	Form 1099 Box 3 Return of Capital ($ per share)	Form 1099 Box 5 Section 199A Dividends ($ per share)
1/4/2019	1/14/2019	$0.2875	$0.2226	$—	$0.0649	$0.2226
3/29/2019	4/15/2019	0.2875	0.2226	—	0.0649	0.2226
6/28/2019	7/15/2019	0.2875	0.2226	—	0.0649	0.2226
9/27/2019	10/15/2019	0.2875	0.2226	—	0.0649	0.2226
Totals		$1.1500	$0.8904	$—	$0.2596	$0.8904
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
Holders
As of February 24, 2020, there were approximately 6,833 registered holders of record of our common stock.
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Company and Affiliated Purchasers
None.
Equity Compensation Plan
For information about our equity compensation plan, please see Note 11 of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following performance graph compares, for the period from November 10, 2015, the date the Company’s shares of common stock began trading on the New York Stock Exchange, through December 31, 2019, the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestments of dividends, with (i) the cumulative total return of the S&P 500 Index, (ii) the cumulative total return of the MSCI US REIT Index (“RMZ”) and (iii) the cumulative total return of Dow Jones Industrial Average.

Price Performance Since FCPT Spin
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
11/10/2015
3/10/2016
7/10/2016
11/10/2016
3/10/2017
7/10/2017
11/10/2017
3/10/2018
7/10/2018
11/10/2018
3/10/2019
7/10/2019
11/10/2019
FCPT
SP50
DJIAK
RMZ

Item 6. Selected Financial Data.
The following selected historical financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017, and the related notes included elsewhere in this Annual Report on Form 10-K.
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
The selected historical financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 has been derived from our audited historical financial statements. The Comprehensive Income Statement for the years ended December 31, 2016 and 2015 include allocations of certain costs from Darden incurred on the Kerrow Restaurants Operating Business’ behalf. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical Darden expenses allocable to the Kerrow Restaurants Operating Business for purposes of the combined financial statements. However, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Kerrow Restaurants Operating Business had operated as a separate, stand-alone entity. The results of operations for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 reflect the financial condition and results of operations of the Company.
Operating Data

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Revenues	$160,233	$143,635	$133,209	$124,018	$33,456
Net income available to common shareholders (1)	$72,616	$82,398	$71,394	$156,809	$5,699
Earnings per share:
Basic	$1.06	$1.29	$1.18	$2.75	—
Diluted	$1.06	$1.28	$1.18	$2.63	—
Cash dividends declared per share of common stock	$1.1675	$1.1125	$1.0025	NA	NA

(1)	For the year ended December 31, 2016, net income available to common shareholders includes a deferred tax benefit of $80.4 million resulting from our REIT election.

Balance Sheet Data

	At December 31,
(In thousands)	2019	2018	2017	2016	2015
Real estate investments:
Land	$690,575	$569,057	$449,331	$421,941	$404,812
Buildings, equipment and improvements	1,277,159	1,236,224	1,115,624	1,055,624	992,418
Total real estate investments	1,967,734	1,805,281	1,564,955	1,477,565	1,397,230
Less: accumulated depreciation	(635,630)	(614,584)	(598,846)	(583,307)	(568,539)
Total real estate investments, net	$1,332,104	$1,190,697	$966,109	$894,258	$828,691

Total assets	$1,446,070	$1,343,098	$1,068,659	$937,151	$929,437
Total liabilities	719,329	644,134	546,391	467,034	487,795
Total equity	726,741	698,964	522,268	470,117	441,642

Other Statistics

	Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Cash flows provided by operating activities	$104,673	$80,883	$78,945	$70,939	$21,693
Cash flows used in investing activities	(207,353)	(247,046)	(80,414)	(59,322)	(556)
Cash flows provided by (used in) financing activities	14,521	190,034	44,197	(83,047)	76,929

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
Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2019, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
Our revenues are primarily generated by leasing properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. We focus on income producing properties leased to high quality tenants in major markets across the United States. We also generate revenues by operating six LongHorn Steakhouse restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) pursuant to franchise agreements with Darden.
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
In 2019, FCPT engaged in various real estate transactions for a total investment of $205.2 million, including capitalized transaction costs. Pursuant to these transactions, we acquired an additional 90 properties and ground leaseholds, aggregating 494 thousand square feet, and representing forty-one brands, including Chili’s Grill & Bar, Red Lobster, Buffalo Wild Wings, Starbucks, Chick-Fil-A, McDonald’s, Taco Bell, Texas Roadhouse, and BJ’s Restaurants.
As of December 31, 2019, our lease portfolio had the following characteristics:

•	699 free-standing properties located in 46 states and representing an aggregate leasable area of 4.6 million square feet;

•	99.7% occupancy (based on leasable square footage);

•	An average remaining lease term of 11.1 years (weighted by annualized base rent);

•	An average annual rent escalation of 1.5% through December 31, 2029 (weighted by annualized base rent); and

•	72% investment-grade tenancy (weighted by annualized base rent).

Results of Operations
The results of operations for the accompanying consolidated financial statements discussed below are derived from our consolidated statements of comprehensive income (“Comprehensive Income Statement”) found elsewhere in this Annual Report on Form 10-K. The following discussion includes the results of our continuing operations as summarized in the table below.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenues:
Rental	$139,682	$123,665	$113,937
Restaurant	20,551	19,970	19,272
Total revenues	160,233	143,635	133,209
Operating expenses:
General and administrative	13,934	13,206	11,976
Depreciation and amortization	26,312	23,884	21,811
Property	1,579	433	283
Restaurant	19,632	19,014	18,652
Total operating expenses	61,457	56,537	52,722
Interest expense	(26,516)	(19,959)	(19,469)
Other income, net	944	781	324
Realized gain on sale, net	—	15,271	10,532
Income tax (expense) benefit	(265)	(262)	18
Net income	72,939	82,929	71,892
Net income attributable to noncontrolling interest	(323)	(531)	(498)
Net Income Available to Common Shareholders	$72,616	$82,398	$71,394
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
In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.
Real Estate Operations
Rental Revenue
Rental revenue increased $16.0 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase is due to recognizing a full year of revenue from the 97 properties acquired in 2018 during 2019, and the acquisition of 90 restaurant properties and ground leaseholds in 2019. During the year ended December 31, 2019, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $0.9 million. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expense
General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expense increased $0.7 million in the year ended December

31, 2019 compared to the year ended December 31, 2018, primarily as a result of a $1.1 million increase in compensation and employee benefits due to increased headcount, offset by a $0.4 million decrease in non-cash stock compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization expense increased by approximately $2.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to impairment expense of $1.5 million recorded in the year ended December 31, 2018 as well as the acquisition of 97 properties acquired in 2018 that incurred a full year of depreciation and the depreciation on 90 properties acquired in 2019.
Property Expense
Upon adoption of ASC 842, we record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. Franchise tax and other non-reimbursable property and transaction costs were previously recognized in general and administrative. During the year ended December 31, 2019, we recorded property expenses of $1.6 million, of which $0.9 million was reimbursed by tenants. During the year ended December 31, 2018, we recorded property expenses of $433 thousand, none of which was reimbursed by tenants. The increase in non-reimbursed property expenses relates to an increase in franchise taxes and the recognition of previously capitalizable lease expenses.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $225 million of senior unsecured fixed rate notes.
Interest expense increased by approximately $6.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This was primarily due to an increase of $4.6 million in interest expense for the full year on the $100 million of 4.63% senior unsecured fixed rate notes due 2026 and 4.76% senior unsecured fixed rate notes due 2028 issued in December 2018 and an increase of $1.7 million of term loan interest expense.
Interest expense, excluding deferred financing costs, on the $400 million of term loans and the interest rate swaps we entered into to hedge the variability associated with the term loans was $12.9 million and $11.2 million for the years ended December 31, 2019 and 2018, respectively. This interest expense includes hedge ineffectiveness incurred during the periods and the reclassification of other comprehensive income into interest expense. Interest expense from term loans increased from 2018 to 2019 as a result of the Credit Agreement (defined below). Interest expense and fees on our revolving credit facility was $0.8 million, for both the years ended December 31, 2019 and 2018. Amortization of deferred financing costs was $2.1 million and $1.8 million, respectively, for the years ended December 31, 2019 and 2018.
For additional information on the Company’s debt instruments, see “Liquidity and Financial Condition” below.
Realized Gain on Sale, Net
Realized gain on sale, net decreased by approximately $15.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The Company did not sell any assets during the year ended December 31, 2019. During the year ended December 31, 2018, the Company sold two properties leased to Darden for total consideration of $21.7 million exclusive of $0.6 million costs to sell. The sales were the result of unsolicited offers and resulted in net gains of $15.3 million after costs to sell. These sales qualified as 1031 exchanges, and the consideration received was used to purchase other properties during 2018.
Income Taxes
During the years ended December 31, 2019 and 2018, our income tax expense on Real Estate Operations was $152 thousand and a benefit of $156 thousand, respectively. Income tax expense on Real Estate Operations consists of state and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.

Restaurant Operations
The following table sets forth our restaurant operating segment revenues and expenses data for the periods indicated.

	Year Ended December 31,
	2019		2018
(Dollars in thousands)	$	% of Segment Revenues	$	% of Segment Revenues
Restaurant revenues	$20,551	100.0%	$19,970	100.0%
Restaurant expenses:
Food and beverage	7,837	38.1%	7,594	38.0%
Restaurant labor	6,570	32.0%	6,180	30.9%
Other restaurant expenses (1)	5,635	27.4%	5,641	28.2%
Total restaurant expenses	20,042	97.5%	19,415	97.2%
Restaurant Operations, Net	$509		$555
(1)    Other restaurant expenses include $410 thousand and $401 thousand, respectively, of intercompany rent paid to FCPT for the years ended December 31, 2019 and 2018, which is eliminated for financial reporting purposes.
Restaurant revenues increased approximately $0.6 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, driven primarily by an increase in the average meal check and an increase in average guest counts.
Total restaurant expenses increased approximately $0.6 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increased administrative overhead. Food and beverage costs increased approximately $0.2 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increased sales year over year.
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
Impairment of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Events or changes in circumstances may include, but are not limited to, changes in market conditions including factors impacting tenant credit quality and changes in estimated time we expect to own the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
The judgments we make related to the estimated period of time we expect to own the long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets identified as potentially not recoverable are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, desirability of the restaurant sites and other factors, such as our ability or intent to sell our assets. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment loss.
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Income Statements.
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
Rental Revenue
For those net leases that provide for periodic and determinable increases in base rent, base rental revenue is recognized on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a deferred rent receivable. Lease origination fees are deferred and amortized over the related lease term as an adjustment to depreciation expense. Taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental revenue in our Income Statements.
For those leases that provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met, the increased rental revenue is recognized as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
We assess the collectability of our lease receivables, including deferred rent receivables. We base our assessment of the collectability of rent receivables on several factors including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we derecognize the deferred rent receivable asset and any outstanding accounts receivable as a reduction to rental revenue and record future rental revenue on a cash basis. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the cash lease receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our Consolidated Financial Statements is included in Note 2 of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

Liquidity and Financial Condition
At December 31, 2019, we had $5.1 million of cash and cash equivalents and $198 million of borrowing capacity under our revolving credit facility. The revolving credit facility provides for a letter of credit sub-limit of $25 million. As of February 13, 2020, we had $169 million of borrowing capacity under the revolving credit facility.
Debt Instruments
At December 31, 2019 and 2018, our long-term debt consisted of $400 million of non-amortizing term loans, $52 million in outstanding borrowings under the revolving credit facility, and $225 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP.
The Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 2, 2017, as amended (the “Credit Agreement”), by and among the Company, FCPT OP, the Agent, the Lenders and the other agents party thereto, provides for a revolving credit facility in an aggregate principal amount of $250.0 million and a term loan facility in an aggregate principal amount of $400.0 million. The Credit Agreement has an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $250.0 million subject to obtaining lender commitments and other customary conditions.
The Credit Agreement provides that $150 million will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. The revolving credit facility portion will mature on November 9, 2021 with a one year extension option.
At December 31, 2019 and 2018, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 2.99% and 3.14%, respectively. At December 31, 2019 there were outstanding borrowings of $52 million and no outstanding letters of credit. At December 31, 2018, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.
We have entered into interest rate swaps to hedge the interest rate variability associated with the Credit Agreement. On November 9, 2015, we entered into a interest rate swap with a fixed notional value of $200 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is 1.56% and the variable rate received resets monthly to the one month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2018, and a maturity date of November 9, 2021, where the fixed rate paid by FCPT OP is 1.960% and the variable rate received resets monthly to the one month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2020, a maturity date of November 9, 2023, where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one-month LIBOR rate. A fourth swap, which was entered into on August 29, 2017, is a 10-year swap with a fixed notional value of $100 million for its first twelve months and $200 million for its second twelve months with an effective date of November 9, 2020, a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one month LIBOR rate. On June 11, 2019, we entered into a a swap with a fixed notional value of $150 million, an effective date of November 9, 2022 and a maturity of November 9, 2024 and where the fixed rate paid by FCPT is 1.913% and the variable rate received resets monthly to the one-month LIBOR rate. On August 9, 2019, we entered into a a swap with a fixed notional value of $50 million, an effective date of July 31, 2020 and a maturity of July 31, 2030 and where the fixed rate paid by FCPT is 1.625% and the variable rate received resets ever 3 months to the three-month LIBOR rate.
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
We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. On March 22, 2019, the Company amended its existing at-the-market equity program (as amended, the “ATM program”) and increased the maximum sales under ATM offerings to $210.0 million, thus adding an additional $160.0 million to the maximum sales under ATM program. The ATM program contemplates that, in addition to the issuance and sale by the Company of shares of common stock to or through the agents, the Company may enter into separate forward sale agreements with one of the agents or one of their respective affiliates (in such capacity, each, a “forward purchaser” and, collectively, the “forward purchasers”). When the Company enters into a forward sale agreement with any forward purchaser, we expect that such forward purchaser will attempt to borrow from third parties and sell, through the relevant agent, acting as sales agent for such forward purchaser, shares of our common stock to hedge such forward purchaser's exposure under such forward sale agreement. The Company will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.
We currently expect to fully physically settle any future forward sale agreement with the relevant forward purchaser on one or more dates specified by us on or prior to the maturity date of such forward sale agreement, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward sale agreement multiplied by the relevant forward price per share. However, subject to certain exceptions, we may also elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which case we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser.
During 2019, we sold 1,663,116 shares under the ATM program at a weighted-average selling price of $28.99 per share, for net proceeds of approximately $47.2 million (after issuance costs). The net proceeds were employed to fund acquisitions and for general corporate purposes. At December 31, 2019, there was $161.8 million available for issuance under the ATM program.
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

Contractual Obligations
The following table provides information with respect to our commitments as of December 31, 2019. The table does not reflect available debt or operating lease extensions.

(In millions)	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Long-term debt (1)	$—	$202.0	$300.0	$175.0	$677.0
Interest payments on long-term obligations (2)	24.9	46.7	27.5	23.0	122.1
Commitments under non-cancellable operating leases	0.4	0.1	—	—	0.5
Total Contractual Obligations and Commitments	$25.3	$248.8	$327.5	$198.0	$799.6
(1)    Long-term debt includes the $400 million of term loans, $52 million of borrowings under the revolving credit facility, and $225 million of senior unsecured fixed rate notes.
(2)    Interest payments computed using the all-in rate as of December 31, 2019 of 2.99% for $300 million of the term loan that is hedged; 2.97% for the $100 million of the term loan that is unhedged using the December 31, 2019 LIBOR rate; and 3.25% using the December 31 LIBOR rate for the $52 million of revolving credit facility borrowings. The payments also assume on undrawn commitment fee of 0.30% on the $198 million revolving credit facility. Interest on private placement notes is calculated at 4.68%, 4.93%, 4.63%, and 4.76% on the $50 million June 2024, $75 million June 2027, $50 million December 2026, and $50 million December 2028 senior unsecured fixed rate notes, respectively.
Off-Balance Sheet Arrangements
At December 31, 2019, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017
Net income	$72,939	$82,929	$71,892
Depreciation and amortization	26,158	22,287	21,547
Realized gain on sales of real estate	—	(15,271)	(10,532)
Provision for impairment	—	1,530	228
Realized gain on exchange of real estate (1)	—	(228)	—
Funds from Operations (FFO) (as defined by NAREIT)	99,097	91,247	83,135
Straight-line rent adjustment	(9,207)	(9,288)	(9,536)
Stock-based compensation expense	3,602	3,967	2,676
Non-cash amortization of deferred financing costs	2,050	1,834	2,144
Other non-cash interest expense (income)	(4)	29	145
Non-real estate investment depreciation	154	67	36
Amortization of above and below market leases, net	158	64	—
Adjusted Funds from Operations (AFFO)	$95,850	$87,920	$78,600

Fully diluted shares outstanding (2)	68,937,263	64,798,250	61,014,256

FFO per diluted share	$1.44	$1.41	$1.36

AFFO per diluted share	$1.39	$1.36	$1.29

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, especially interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facility. We consider certain risks associated with the use of variable rate debt, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.” The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2019, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases).
As of December 31, 2019, $225 million of our total indebtedness consisted of senior unsecured fixed rated notes. The remaining $452 million of our total indebtedness consisted of three to five-year variable-rate obligations for which we have entered into swaps that effectively fix $300 million through November 2020. We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. We consider certain risks associated with the use of derivative instruments, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - Hedging transactions could have a negative effect on our results of operations.”
Due to the fixed rate nature of $225 million of our indebtedness and the hedging transactions described above, a hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2019.

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
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management concluded that, as of December 31, 2019 our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 16. Form 10-K Summary
None.

FOUR CORNERS PROPERTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Four Corners Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Four Corners Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III - Real Estate Assets and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification 842, Leases including effective amendments.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Impairment of Long-Lived Assets
As discussed in Note 2 to the consolidated financial statements, the Company is required to test their long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s long-lived assets primarily consist of the total real estate investment and the related intangible lease assets, net of accumulated depreciation and amortization, which had a balance of $1.4 billion as of December 31, 2019.
We identified the assessment of the events or changes in circumstances which indicate that the carrying amount of long-lived assets may not be recoverable as a critical audit matter. Specifically, the factors that required a higher degree of auditor judgment were the identification and evaluation of changes in market conditions including factors impacting tenant credit quality and the period of time the Company expects to own the long-lived assets. Significant adverse changes in market conditions or a decrease in the period of time the Company expects to own the long-lived asset could indicate that the carrying amount of long-lived assets may not be recoverable.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s impairment process, including controls over the identification of changes in market conditions including factors impacting tenant credit quality and the assessment of the period of time the Company expects to own long-lived assets. We evaluated the market conditions impacting the Company’s real estate investment portfolio based on our understanding of the entity and the industry by reading third party market reports. We tested the tenant’s performance of their lease obligation by evaluating the Company’s accounts receivable balance and collection of rental payments to identify any indicators of impairment related to tenant credit quality. For certain tenants, we read publicly available information including the tenant’s financial statements, analyst reports, recent public filings and news articles which may identify events or changes in circumstances that may indicate potential impairment. We examined the Company’s ability to evaluate events or changes in circumstances that may indicate potential impairment by assessing the timeliness of historically recognized impairment charges. We also read board of directors meeting minutes, inspected other internal documentation such as strategic plans and property marketing information and inquired to assess the period of time the Company expects to own the long-lived assets.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
San Francisco, California
February 26, 2020

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Four Corners Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Four Corners Property Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III - Real Estate Assets and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
San Francisco, California
February 26, 2020

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Real estate investments:
Land	$690,575	$569,057
Buildings, equipment and improvements	1,277,159	1,236,224
Total real estate investments	1,967,734	1,805,281
Less: Accumulated depreciation	(635,630)	(614,584)
Real estate investments, net	1,332,104	1,190,697
Intangible real estate assets, net	57,917	18,998
Total real estate investments and intangible real estate assets, net	1,390,021	1,209,695
Cash and cash equivalents	5,083	92,041
Straight-line rent adjustment	39,350	30,141
Derivative assets	1,451	5,982
Other assets	10,165	5,239
Total Assets	$1,446,070	$1,343,098

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$669,940	$615,892
Dividends payable	21,325	19,580
Rent received in advance	10,463	1,609
Derivative liabilities	5,005	—
Other liabilities	12,596	7,053
Total liabilities	719,329	644,134
Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 70,020,660 and 68,204,045 shares issued and outstanding at December 31, 2019 and 2018, respectively	7	7
Additional paid-in capital	686,181	639,116
Retained earnings	38,401	46,018
Accumulated other comprehensive (loss) income	(3,539)	5,956
Noncontrolling interests	5,691	7,867
Total equity	726,741	698,964
Total Liabilities and Equity	$1,446,070	$1,343,098
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental	$139,682	$123,665	$113,937
Restaurant	20,551	19,970	19,272
Total revenues	160,233	143,635	133,209
Operating expenses:
General and administrative	13,934	13,206	11,976
Depreciation and amortization	26,312	23,884	21,811
Property	1,579	433	283
Restaurant	19,632	19,014	18,652
Total operating expenses	61,457	56,537	52,722
Interest expense	(26,516)	(19,959)	(19,469)
Other income, net	944	781	324
Realized gain on sale, net	—	15,271	10,532
Income tax (expense) benefit	(265)	(262)	18
Net income	72,939	82,929	71,892
Net income attributable to noncontrolling interest	(323)	(531)	(498)
Net Income Available to Common Shareholders	$72,616	$82,398	$71,394

Basic net income per share:	$1.06	$1.29	$1.18
Diluted net income per share:	$1.06	$1.28	$1.18
Weighted average number of common shares outstanding:
Basic	68,430,841	64,041,255	60,627,423
Diluted	68,632,010	64,388,929	60,695,834
Dividends declared per common share	$1.1675	$1.1125	$1.0025

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$72,939	$82,929	$71,892
Realized and unrealized (loss) gain on hedging instruments	(9,540)	1,022	4,297
Comprehensive income	63,399	83,951	76,189
Less: comprehensive income attributable to noncontrolling interest	(278)	(542)	(524)
Comprehensive Income Attributable to Common Shareholders	$63,121	$83,409	$75,665

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2016	59,923,557	6	$438,864	$25,943	$207	$5,097	$470,117
Issuance of OP units	—	—	—	—	—	2,620	2,620
Net income	—	—	—	71,394	—	498	71,892
Realized and unrealized gain on derivative instruments	—	—	—	—	4,271	26	4,297
Dividends and distributions paid and declared on common stock and OP units	—	—	—	(61,019)	—	(460)	(61,479)
ATM proceeds, net of issuance costs	1,347,010	—	32,145	—	—	—	32,145
Stock-based compensation, net	58,922	—	2,676	—	—	—	2,676
Balance at December 31, 2017	61,329,489	6	473,685	36,318	4,478	7,781	522,268
ASU 2017-12 Transition Adjustment	—	—	—	(467)	467	—	—
Net income	—	—		82,398	—	531	82,929
Realized and unrealized gain on derivative instruments	—	—	—	—	1,011	11	1,022
Equity offering, net of issuance costs	4,025,000	1	96,324	—			96,325
Dividends and distributions paid and declared on common stock and OP units	—	—	—	(72,231)	—	(456)	(72,687)
ATM proceeds, net of issuance costs	2,716,090	—	65,533		—	—	65,533
Stock-based compensation, net	133,466	—	3,574	—	—	—	3,574
Balance at December 31, 2018	68,204,045	7	639,116	46,018	5,956	7,867	698,964
Net income	—	—	—	72,616	—	323	72,939
Realized and unrealized loss on derivative instruments	—	—	—	—	(9,495)	(45)	(9,540)
Redemption of OP units	5,966	—	(1,068)	—	—	(2,099)	(3,167)
Dividends paid and declared on common stock	—	—	—	(80,233)	—	(355)	(80,588)
ATM proceeds, net of issuance costs	1,663,116	—	47,233	—	—	—	47,233
Stock-based compensation, net	147,533	—	900	—	—	—	900
Balance at December 31, 2019	70,020,660	7	$686,181	$38,401	$(3,539)	$5,691	$726,741

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows - operating activities
Net income	$72,939	$82,929	71,892
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,312	23,884	21,811
Gain on disposal of land, building, and equipment	—	(15,271)	(10,532)
Gain on exchange of non-financial assets	—	(228)	—
Non-cash revenue adjustments	158	64	—
Amortization of financing costs	2,050	1,834	2,144
Stock-based compensation expense	3,602	3,967	2,676
Deferred income taxes	—	—	(196)
Changes in assets and liabilities:
Derivative assets and liabilities	(4)	29	145
Straight-line rent adjustment	(9,207)	(9,288)	(9,536)
Rent received in advance	8,854	(6,686)	321
Other assets and liabilities	(31)	(351)	220
Net cash provided by operating activities	104,673	80,883	78,945
Cash flows - investing activities
Investments in real estate	(205,154)	(268,266)	(95,112)
Net proceeds from sale of operating real estate	—	21,139	15,645
Advance deposits on acquisition of operating real estate	(2,199)	81	(947)
Net cash used in investing activities	(207,353)	(247,046)	(80,414)
Cash flows - financing activities
Net proceeds from ATM equity issuance	47,233	65,533	32,145
Net proceeds from equity offering	—	96,325	—
Proceeds from issuance of senior notes	—	100,000	125,000
Payment of deferred financing costs	—	(1,481)	(5,500)
Proceeds from revolving credit facility	52,000	25,000	36,000
Repayment of revolving credit facility	—	(25,000)	(81,000)
Payment of dividend to shareholders	(78,488)	(69,494)	(58,695)
Distribution to non-controlling interests	(355)	(456)	(460)
Redemption of non-controlling interests	(3,167)	—	(988)
Repayment of debt assumed in purchase of real estate investments	—	—	(2,305)
Shares withheld for taxes upon vesting	(2,702)	(393)	—
Net cash provided by financing activities	14,521	190,034	44,197
Net (decrease) increase in cash and cash equivalents, including restricted cash	(88,159)	23,871	42,728
Cash and cash equivalents, including restricted cash, beginning of year	93,242	69,371	26,643
Cash and cash equivalents, including restricted cash, ending of year	$5,083	$93,242	$69,371
Supplemental disclosures:
Interest paid	$25,948	$20,218	$14,102
Taxes paid	$589	$470	$561
Operating lease payments received (lessor)	$129,699	$—	$—
Operating lease payments remitted (lessee)	$415	$—	$—
Non - cash investing and financing activities:
Dividends declared but not paid	$21,325	$19,580	$16,843
Debt assumed in acquisition of real estate investments	$—	$—	$2,305
Change in fair value of derivative instruments	$(9,536)	$993	$4,152
Operating partner units issued in exchange for real estate investments	$—	$—	$3,609
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Real Estate Investments, Net
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-five years using the straight-line method. Leasehold improvements, which are reflected on our Consolidated Balance Sheets as a component of buildings, equipment, and improvements, net, are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in realized gain on sale, net in our accompanying Consolidated Statements of Income (“Income Statements”).
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
Impairment of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Events or changes in circumstances may include, but are not limited to, changes in market conditions including factors impacting tenant credit quality and changes in estimated time we expect to own the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
The judgments we make related to the estimated period of time we expect to own the long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets identified as potentially not recoverable are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, desirability of the restaurant sites and other factors, such as our ability or intent to sell our assets. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment loss.
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Consolidated Income Statements.
During the year ended December 31, 2019, we did not record provisions for impairment. During the years ended December 31, 2018 and 2017 we recorded impairment expense of $1.5 million, and $228 thousand, respectively, due to the bankruptcy and court ordered termination of a lease by one tenant. These amounts are included in depreciation and amortization in the accompanying Income Statements.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There was no real estate held for sale at December 31, 2019 or 2018.
Leases
Effective January 1, 2019, the Company adopted FASB Accounting Standards Codification 842, Leases, including effective amendments (“ASC 842”), using the effective date method. Consolidated Financial Statements for reporting periods beginning on or after January 1, 2019, are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported Consolidated Financial Statements and did not result in a cumulative adjustment to equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For leases where Company is the lessor, we determine the classification upon commencement. At December 31, 2019, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. Prior to adoption of ASC 842, lease origination fees were deferred and amortized over the related lease term as an adjustment to depreciation expense. Subsequent to the adoption of ASC 842 on January 1, 2019, the Company expenses certain initial direct costs that are not incremental in obtaining a lease.
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

	December 31,
(In thousands)	2019	2018	2017
Cash and cash equivalents	$5,083	$92,041	$64,466
Restricted cash (included in Other assets)	—	1,201	4,905
Total Cash, Cash Equivalents, and Restricted Cash	$5,083	$93,242	$69,371

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
See Note 8 - Supplemental detail for certain components of the Consolidated Balance Sheets
Revenue Recognition
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
We assess the collectability of our lease receivables, including deferred rent receivables. We base our assessment of the collectability of rent receivables on several factors including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we derecognize the deferred rent receivable asset and any outstanding accounts receivable as a reduction to rental revenue and record future rental revenue on a cash basis. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the cash lease receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. Refer to the Application of New Accounting Standards section below for discussion of FASB ASU 2016-02, “Leases (Topic 842)”.
Restaurant revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At December 31, 2019 and 2018, credit card receivables, included in other assets, totaled $81 thousand and $82 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Income Statements.
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
See Note 9 - Equity for additional information.
Noncontrolling Interest
Noncontrolling interest represents the aggregate limited partnership interests in FCPT OP held by third parties. In accordance with GAAP, the noncontrolling interest of FCPT OP is shown as a component of equity on our Consolidated Balance Sheets, and the portion of income allocable to third parties is shown as net income attributable to noncontrolling interests in our Income Statements and consolidated statements of comprehensive income (“Comprehensive Income Statement”). The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Accordingly, the Company has determined that the common OP units meet the requirements to be classified as permanent equity. A reconciliation of equity attributable to noncontrolling interest is disclosed in our consolidated statement of changes in equity.
See Note 9 - Equity for additional information.
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
See Note 10 - Income Taxes for additional information.
Stock-Based Compensation
The Company’s stock-based compensation plan provides for the grant of restricted stock awards (“RSAs”), deferred stock units (“DSUs”), performance-based awards including performance stock units (“PSUs”), dividend equivalents (“DEUs”), restricted stock units (“RSUs”), and other types of awards to eligible participants. DEUs are earned during the vesting period and received upon vesting of award. Upon forfeiture of an award, DEUs earned during the vesting period are also forfeited. We classify stock-based payment awards either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight-line basis over their vesting periods, which range between one and five years, less forfeitures. No compensation cost is recognized for awards for which employees do not render the requisite services.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 71% of the scheduled base rents of the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We are also subject to concentration risk in terms of restaurant brands that occupy our properties. With 304 locations in our portfolio, Olive Garden branded restaurants comprise approximately 43% of our leased properties and approximately 53% of the revenues received under leases. Our properties, including the Kerrow Operating Business, are located in 46 states with lease revenue concentrations of 10% or greater in two states: Texas (12.5%) and Florida (10.8%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2019, our exposure to risk related to amounts due to us on our derivative instruments totaling $3.6 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $198 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business is summarized as follows:

	December 31,
(In thousands)	2019	2018
Land	$690,575	$569,057
Buildings and improvements	1,142,275	1,099,591
Equipment	134,884	136,633
Total gross real estate investments	1,967,734	1,805,281
Less: accumulated depreciation	(635,630)	(614,584)
Real estate investments, net	1,332,104	1,190,697
Intangible real estate assets, net	57,917	18,998
Total Real Estate Investments and Intangible Real Estate Assets, Net	$1,390,021	$1,209,695

During the year ended December 31, 2019, the Company invested $205.2 million, including transaction costs, in 90 restaurant properties located in twenty-seven states, and allocated the investment as follows: $121.5 million to land, $42.7 million to buildings and improvements, and $41.0 million to intangible assets, including finance ROU assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 10.0 years as of December 31, 2019. During the year ended December 31, 2019, the Company did not sell any properties.
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

	December 31,
(In thousands)	2019	2018
Acquired in-place lease intangibles	$38,844	$19,079
Above-market leases	7,754	1,318
Finance lease - right of use assets	16,063	—
Total	62,661	20,397
Less: accumulated amortization	(4,744)	(1,399)
Intangible Lease Assets, Net	$57,917	$18,998

	December 31,
(In thousands)	2019	2018
Below-market leases	$1,923	$610
Less: accumulated amortization	(155)	(33)
Intangible Lease Liabilities, Net	$1,768	$577

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $3.1 million, and $970 thousand, for the years ended December 31, 2019, and 2018, respectively. The value of above-market and below-market leases amortized as a net adjustment to revenue was $157 thousand and $62 thousand for the year ended December 31, 2019, and 2018, respectively. There was no amortization for adjustments to revenue for the year ended December 31, 2017. At December 31, 2019, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 11.1 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases and below-market leases was 11.3 years, 9.8 years, and 10.7 years, respectively.
Based on the balance of intangible assets at December 31, 2019, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows:

(In thousands)	December 31, 2019
2020	$5,347
2021	4,960
2022	4,655
2023	3,893
2024	3,494
Thereafter	17,737
Total Future Amortization Expense	$40,086

NOTE 5 – LEASES
Operating Leases as Lessee
Upon adoption of ASC 842, as a lessee we recorded ROU assets and lease liabilities for the three ground leases at our Kerrow Restaurant Operating Business. These ground leases have extension options, which we believe will be exercised and are included in the calculation of our lease liabilities and ROU assets. In calculating the lease obligations under the ground leases, we used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
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

Operating Lease Liability
During the year ended December 31, 2019, the Company acquired the land and lease of one of the Kerrow Operating Businesses. The acquisition resulted in an intercompany lease which is eliminated in consolidation, and removed as an operating lease liability for financial reporting purposes. As of December 31, 2019, maturities of operating lease liabilities were as follows:

(In thousands)	December 31, 2019
2020	$265
2021	282
2022	290
2023	290
2024	290
Thereafter	5,671
Total Payments	7,088
Less: Interest	(2,685)
Operating Lease Liability	$4,403
The weighted-average discount rate for operating leases at December 31, 2019 was 4.52%. The weighted-average remaining lease term was 21.3 years.
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

Rent expense was $663 thousand, $716 thousand, and $608 thousand for the years ended December 31, 2019, 2018, and 2017, respectively.

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
The following table shows the components of rental revenue for the year ended December 31, 2019.

(In thousands)	Year Ended December 31, 2019
Lease revenue - operating leases	$138,746
Variable lease revenue (tenant reimbursements)	936
Total Rental Revenue	$139,682

Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	December 31, 2019
2020	$140,395
2021	141,993
2022	143,263
2023	143,987
2024	145,732
Thereafter	1,010,660
Total Future Minimum Lease Payments	$1,726,030

Ground Leases as Lessee
As of December 31, 2019, the Company had finance ground lease assets aggregating $16.1 million. These assets are included in intangible lease assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms of ninety-nine years, with options to extend the lease terms for additional ninety-nine years terms, and the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was ninety-nine years at December 31, 2019.
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At December 31, 2019, our long-term debt consisted of $400 million in non-amortizing term loans, $52 million in outstanding borrowings under the revolving credit facility, and $225 million of senior unsecured fixed rate notes. At December 31, 2018, our long-term debt consisted of a $400 million, non-amortizing term loan, no outstanding borrowings under the revolving credit facility and $225 million of senior unsecured fixed rate notes.
At December 31, 2019 and 2018, the net unamortized deferred financing costs were approximately $7.1 million and $9.1 million, respectively. The weighted average interest rate on the term loan before consideration of the interest rate hedges described below was 3.01% and 3.68% at December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019, 2018 and 2017, amortization of deferred financing costs was $2.0 million, $1.8 million, and $2.1 million, respectively. Amortization in the year ended December 31, 2017 includes a one-time charge of $424 thousand for deferred financing costs expensed as a result of the execution of the Credit Agreement in December 2017.

At December 31, 2019, and December 31, 2018, there was $52 million and no balance outstanding under the $250 million revolving credit facility, respectively, and no any outstanding letters of credit.
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
The following table presents the Term Loan balances as of December 31, 2019, and 2018.

				Outstanding Balance
	Maturity	Interest		December 31,
(Dollars in thousands)	Date	Rate		2019	2018
Term Loans:
Term Loan 2022, amended and restated October 2017 & December 2018	Nov 2022	3.07%	(a)	$150,000	$150,000
Term Loan 2023, extended December 2018	Nov 2023	2.97%	(a)	150,000	150,000
Term Loan 2024, extended December 2018	Mar 2024	2.97%	(a)	100,000	100,000
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.25%-1.35% at December 31, 2019.

Note Purchase Agreements
The Company has entered into note purchase agreements with institutional purchasers to provide for the private placement of four series of senior unsecured fixed rate notes aggregating to $225 million. The following table presents the senior unsecured fixed rate notes balance as of December 31, 2019 and 2018.

			Outstanding Balance
	Maturity	Interest	December 31,
(Dollars in thousands)	Date	Rate	2019	2018
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Total Notes			$225,000	$225,000

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
Debt Covenants
Under the terms of the Note Purchase Agreement and Credit Agreement (the “Agreements”), the Agreements have the same guarantors. The Agreements contain customary financial covenants, including a total leverage ratio, a mortgage-secured leverage ratio, a secured recourse leverage ratio, a fixed charge coverage ratio, a minimum net worth requirement, an unencumbered leverage ratio and an unencumbered interest coverage ratio status. They also contain restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. In addition, the Agreements include provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the Credit Agreement. At December 31, 2019, the Company was in compliance with all debt covenants.
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
Cash Flow Hedges of Interest Rate Risk
Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheets in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

We have entered into interest rate swaps to hedge the variability associated with the Credit Agreement. The following table presents the swaps held as of December 31, 2019.

Product	Fixed Rate	Notional (in thousands)	Index	Effective Date	Maturity Date
Swap	1.56%	200,000	1 mo. USD-LIBOR-BBA	11/12/2015	11/9/2020
Swap	1.96%	100,000	1 mo. USD-LIBOR-BBA	11/9/2018	11/9/2021
Swap	2.30%	100,000	1 mo. USD-LIBOR-BBA	11/9/2020	11/9/2023
Swap (1)	2.00%	100,000	1 mo. USD-LIBOR-BBA	11/9/2020	11/9/2022
Swap	1.91%	150,000	1 mo. USD-LIBOR-BBA	11/9/2022	11/9/2024
Swap	1.63%	50,000	3 mo. USD-LIBOR-BBA	7/31/2020	7/31/2030
(1) In November 2021, the notional amount of the swap increases to $200 million.

For the years ended December 31, 2019, 2018, and 2017, we recorded approximately $0, $0, and $54 thousand of income, respectively, related to hedge ineffectiveness in earnings. The hedge ineffectiveness is attributable to zero-percent floor and rounding mismatches in the hedging relationships.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2019 an additional $0.4 million will be reclassified to earnings as a increase to interest expense.
As of December 31, 2019, we had two interest rate swaps outstanding with current notionals of $300 million that were designated as cash flow hedges of interest rate risk.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the years ended December 31, 2019 and 2018, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2019 and 2018.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at December 31,		Balance Sheet Location	Fair Value at December 31,
(Dollars in thousands)		2019	2018		2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$1,451	$5,982	Derivative liabilities	$5,005	$—
Total		$1,451	$5,982		$5,005	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Comprehensive Income Statement
The table below presents the effect of our interest rate swaps on the Comprehensive Income Statement for the years ending December 31, 2019, 2018, and 2017.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Total Amount of Interest Expense Presented in the Consolidated Income Statements
Interest rate swaps
Year Ended December 31, 2019	$(7,818)	Interest expense	$1,722	Interest expense	$—	$26,516
Year Ended December 31, 2018	3,257	Interest expense	2,235	Interest expense	—	19,959
Year Ended December 31, 2017	2,942	Interest expense	(1,355)	Interest expense	54	19,469

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2019 and 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2019	$1,451	$—	$1,451	$(1,451)	$—	$—
December 31, 2018	5,982	—	5,982	—	—	5,982

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2019	$5,005	$—	$5,005	$(1,451)	$—	$3,554
December 31, 2018	—	—	—	—	—	—

Credit-risk-related Contingent Features
The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At December 31, 2019 the fair value of derivative in a net liability position related to these agreements was approximately $3.6 million and at December 31, 2018 the fair value of the derivative in a net asset position related to these agreements was $6.1 million. As of December 31, 2019, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at December 31, 2019, we could have been required to settle our obligations under the agreements at their termination value of approximately $3.6 million.
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of Other assets were as follows:

	December 31,
(In thousands)	2019	2018
Prepaid acquisition costs	$4,219	$1,802
Operating lease right-of-use asset	3,810	—
Prepaid assets	845	815
Accounts receivable	380	782
Inventories	196	183
Escrow deposits	—	1,201
Other	715	456
Total Other Assets	$10,165	$5,239

Other Liabilities
The components of Other liabilities were as follows:

	December 31,
(In thousands)	2019	2018
Operating lease liability	$4,403	$—
Accrued compensation	1,913	1,714
Intangible lease liabilities, net	1,768	577
Accrued interest expense	1,572	1,586
Accounts payable	799	986
Accrued operating expenses	396	486
Other	1,745	1,704
Total Other Liabilities	$12,596	$7,053

NOTE 9 – EQUITY
Preferred Stock
At December 31, 2019, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at December 31, 2019 or December 31, 2018.
Common Stock
At December 31, 2019, the Company was authorized to issue 500,000,000 shares of $0.0001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
In August 2018, the Company completed a stock offering pursuant to which we sold 4,025,000 shares of our common stock, par value $0.01 per share, at a price of $25.00 per share. We raised $100.6 million in gross proceeds, resulting in net proceeds of approximately $96.3 million.

In March 2019, we declared a dividend of $0.2875 per share, which was paid in April 2019 to common stockholders of record as of March 29, 2019. In June 2019, we declared a dividend of $0.2875 per share, which was paid in July 2019 to common stockholders of record as of June 28, 2019. In September 2019, we declared a dividend of $0.2875 per share, which was paid in October 2019 to common stockholders of record as of September 27, 2019. In November 2019 we declared a dividend of $0.305 per share, which was payable on January 15, 2020 to common stockholders of record as of January 3, 2020.
As of December 31, 2019, there were 70,020,660 shares of the Company's common stock issued and outstanding.
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
On March 22, 2019, the Company amended its ATM program and increased the maximum sales under ATM offerings to $210.0 million, thus adding an additional $160.0 million to the maximum sales under ATM offerings. In connection with the amended ATM program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock under the amended ATM program. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date. During the year ended December 31, 2019, the Company executed and settled a forward sale agreement with a financial institution acting as forward purchaser under the ATM program to sell 1,603,478 shares of common stock at a sales price of $29.30 per share before sales commissions and offering expenses.
During the year ended December 31, 2019, we sold 1,663,116 shares shares under the amended ATM program, including the forward sale agreement, at a weighted-average selling price of $28.99 per share, for net proceeds of approximately $47.2 million (after issuance costs). At December 31, 2019, there was $161.8 million available for issuance under the ATM program.
Noncontrolling Interest
At December 31, 2019, there were 289,392 FCPT OP units (“OP units”) outstanding held by third parties. During the year ended December 31, 2019, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $7.9 million, $10.8 million, and $10.6 million as of December 31, 2019, 2018, and 2017, respectively.
As of December 31, 2019, FCPT is the owner of approximately 99.59% of FCPT’s OP units. The remaining 0.41%, or 289,392, of FCPT’s OP units are held by unaffiliated limited partners. For the year ended December 31, 2019, FCPT OP distributed $355 thousand to limited partners and settled redemptions of 119,928 OP units: 113,962 OP units for cash, at a weighted average price per unit of $27.78 for $3.2 million; and 5,966 OP units for shares of common stock.

Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
(In thousands except share and per share data)	2019	2018	2017
Average common shares outstanding – basic	68,430,841	64,041,255	60,627,423
Effect of dilutive stock based compensation	201,169	347,674	68,411
Average common shares outstanding – diluted	68,632,010	64,388,929	60,695,834
Net income	$72,939	$82,929	$71,892
Basic net earnings per share	$1.06	$1.29	$1.18
Diluted net earnings per share	$1.06	$1.28	$1.18

For the years ended December 31, 2019, 2018, and 2017, the number of outstanding equity awards that were anti-dilutive totaled 324,246, 176,945, and 320,332, respectively. Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the year ended December 31, 2019, 2018, and 2017 totaled 289,392, 305,253, 409,320, respectively.
NOTE 10 – INCOME TAXES
The income tax expense (benefit) was composed as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current:
Federal	$3	$—	$—
Current state and local	262	262	178
Total current	265	262	178
Deferred:
Federal deferred	—	—	(196)
State deferred	—	—	—
Total deferred	—	—	(196)
Total Income Tax Expense (Benefit)	$265	$262	$(18)

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
U.S. statutory rate	21.0%	21.0%	34.0%
Current benefit	(21.0)	(21.0)	(34.1)
State and local income taxes, net of federal tax benefits	0.8	0.7	0.1
Benefit of federal income tax credits	—	—	(0.5)
Valuation allowance	—	—	0.4
Permanent differences	—	—	0.1
Effective Income Tax Rate	0.8%	0.7%	—%

In December 2017, the Tax Cuts and Jobs Act lowered the federal corporate income tax rate to 21% effective for taxable years after December 31, 2017. Due to FCPT’s REIT status, we did not recognize a significant impact to our reported results resulting from this change.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2019. Changes in estimates of deferred tax asset realizability are included in Income tax expense in the Income Statements.
The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2019	2018	2017
Compensation and employee benefits	$40	$37	$30
Charitable contribution and credit carryforwards	636	484	366
Net operating losses	—	—	26
Lease payable	139	148	137
UNICAP	13	12	13
Gross deferred tax assets	828	681	572
Prepaid expenses	(25)	(24)	(23)
Straight-line rent		—	—
Buildings and equipment (1)	(275)	(284)	(273)
Gross deferred tax liabilities	(300)	(308)	(296)
Valuation allowance	(528)	(373)	(276)
Net Deferred Tax Assets (Liabilities)	$—	$—	$—
(1)    These buildings and equipment in 2019, 2018 and 2017 relate to the Kerrow Restaurant Operating Business.
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

At December 31, 2019, 1,475,745 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $3.12 million at December 31, 2019 as shown in the following table.
Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Units	Total
Unrecognized compensation cost at January 1, 2019	$188	$1,269	$1,611	$3,068
Equity grants	1,834	1,850	—	3,684
Equity grant forfeitures	—	(27)	—	(27)
Equity compensation expense	(732)	(1,665)	(1,205)	(3,602)
Unrecognized Compensation Cost at December 31, 2019	$1,290	$1,427	$406	$3,123

At December 31, 2019, the weighted average amortization period remaining for all of our equity awards was 2.1 years.
Restricted Stock Units
RSUs are granted at a value equal to the five-day average closing market price of our common stock on the date of grant and are settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.
The following table summarizes the activities related to RSUs for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
	2019		2018		2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	33,592	$22.88	64,983	$23.34	65,207	$22.64
Units granted	67,368	$27.17	17,896	$23.19	9,379	$25.78
Units vested	(9,487)	$23.19	(49,287)	$23.60	(9,603)	$20.96
Units forfeited	—	$—	—	$—	—	$—
Outstanding at End of Period	91,473	$26.00	33,592	$22.88	64,983	$23.34

Expenses related to RSUs were $732 thousand, $750 thousand, and $695 thousand for the years ended December 31, 2019 2018, and 2017, respectively. Remaining unrecognized compensation cost related to RSU will be recognized over a weighted average period of less than five years. Restrictions on shares of restricted stock outstanding lapse through 2024. The Company expects all RSUs to vest.

Restricted Stock Awards
The following table summarizes the activities related to RSAs for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
	2019		2018		2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	100,402	$21.76	81,909	$19.40	53,280	$16.55
Units granted	69,547	$26.60	67,845	$23.76	48,378	$21.58
Units vested	(67,621)	$22.08	(47,292)	$20.45	(19,749)	$16.55
Units forfeited	(1,061)	$25.16	(2,060)	$23.87	—	$—
Outstanding at End of Period	101,267	$24.83	100,402	$21.76	81,909	$19.40

Expenses related to RSAs were $1.7 million, $1.3 million, and $617 thousand for the years ended December 31, 2019, 2018, and 2017, respectively. The remaining unrecognized compensation cost will be recognized over a weighted average period of less than three years. Restrictions on shares of RSAs outstanding lapse through 2022. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
During the years ended December 31, 2019, 2018, and 2017, there were 69,370, 68,490, and 63,538 PSUs as well as dividend equivalent rights granted under the Plan, respectively. The performance period of these grants runs from January 1, 2019 through December 31, 2021, January 1, 2018 through December 31, 2020, and from January 1, 2017 through December 31, 2019, respectively. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model.
During the years ended December 31, 2019, 2018, and 2017, PSUs were granted at a weighted average fair value of $26.57, $23.64, and $21.55 per unit, respectively. During the year ended December 31, 2019, 72,040 PSUs vested at 200%, resulting in the issuance of 144,080 shares. There were no target number of PSUs forfeited due to employee departures during the year ended December 31, 2019. The Company expects all PSUs to vest.
The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over three years from the grant date. For the 2019 PSU grant, the Company used an implied volatility assumption of 20.6% (based on historical volatility), and the risk free rate of 2.6% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs). For the 2018 PSU grant, the Company used an implied volatility assumption of 20.4% (based on historical volatility), risk free rates of 2.20%, 2.26%, and 2.33% (the one-year Treasury rates on the grant dates), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs). For the 2017 PSU grant, the Company used an implied volatility assumption of 19.9% (based on historical volatility), risk free rates of 1.52% and 1.67% (the one-year and three-year Treasury rates on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs).
Expenses related to PSUs were $1.2 million, 1.9 million and $1.4 million for the year ended December 31, 2019, 2018, and 2017, respectively.

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
Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative Assets
December 31, 2019	$—	$1,451	$—	$1,451
December 31, 2018	—	5,982	—	5,982
Derivative Liabilities
December 31, 2019	$—	$5,005	$—	$5,005
December 31, 2018	—	—	—	—
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

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.
Fair Value of Certain Financial Liabilities

December 31, 2019
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan due 2022, excluding deferred financing costs	$150,000	$150,834
Term loan due 2023, excluding deferred financing costs	150,000	150,510
Term loan due 2024, excluding deferred financing costs	100,000	100,352
Senior note due June 2024, excluding deferred financing costs	50,000	52,496
Senior note due June 2027, excluding deferred financing costs	75,000	81,176
Senior note due June 2026, excluding deferred financing costs	50,000	52,946
Senior note due June 2028, excluding deferred financing costs	50,000	53,902

December 31, 2018
(In thousands)	Carrying Value	Fair Value
Liabilities
Term loan due 2022, excluding deferred financing costs	$150,000	$151,042
Term loan due 2023, excluding deferred financing costs	150,000	150,651
Term loan due 2024, excluding deferred financing costs	100,000	100,453
Senior note due June 2024, excluding deferred financing costs	50,000	50,834
Senior note due June 2027, excluding deferred financing costs	75,000	77,471
Senior note due June 2026, excluding deferred financing costs	50,000	50,533
Senior note due June 2028, excluding deferred financing costs	50,000	50,917

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
NOTE 14 – SEGMENTS
During 2019, 2018, and 2017, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

The following tables present financial information by segment for the years ended December 31, 2019, 2018, and 2017.
For the Year Ended December 31, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$139,682	—	$—	$139,682
Intercompany rental	410	—	(410)	—
Restaurant	—	20,551	—	20,551
Total revenues	140,092	20,551	(410)	160,233
Operating expenses:
General and administrative	13,934	—	—	13,934
Depreciation and amortization	25,780	532	—	26,312
Property	1,579			1,579
Restaurant	—	20,042	(410)	19,632
Total operating expenses	41,293	20,574	(410)	61,457
Interest expense	(26,516)	—	—	(26,516)
Other income, net	944	—	—	944
Realized gain on sale, net	—	—	—	—
Income tax expense	(152)	(113)	—	(265)
Net Income (Loss)	$73,075	$(136)	$—	$72,939
For the Year Ended December 31, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$123,665	$—	$—	$123,665
Intercompany rental	401	—	(401)	—
Restaurant	—	19,970	—	19,970
Total revenues	124,066	19,970	(401)	143,635
Operating expenses:
General and administrative	13,206	—	—	13,206
Depreciation and amortization	23,373	511	—	23,884
Property	433			433
Restaurant	—	19,415	(401)	19,014
Total operating expenses	37,012	19,926	(401)	56,537
Interest expense	(19,959)	—	—	(19,959)
Other income, net	781	—	—	781
Realized gain on sale, net	15,271	—	—	15,271
Income tax expense	(156)	(106)	—	(262)
Net Income (Loss)	$82,991	$(62)	$—	$82,929

For the Year Ended December 31, 2017

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$113,937	$—	$—	$113,937
Intercompany rental	395	—	(395)	—
Restaurant	—	19,272	—	19,272
Total revenues	114,332	19,272	(395)	133,209
Operating expenses:
General and administrative	11,976	—	—	11,976
Depreciation and amortization	21,237	574	—	21,811
Property	283			283
Restaurant	—	19,047	(395)	18,652
Total operating expenses	33,496	19,621	(395)	52,722
Interest expense	(19,469)	—	—	(19,469)
Other income, net	324	—	—	324
Realized gain on sale, net	10,532	—	—	10,532
Income tax (expense) benefit	(77)	95	—	18
Net Income (Loss)	$72,146	$(254)	$—	$71,892
The following table presents supplemental information by segment at December 31, 2019 and 2018.
December 31, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,952,855	$14,879	$1,967,734
Accumulated depreciation	(630,250)	(5,380)	(635,630)
Total real estate investments, net	1,322,605	9,499	1,332,104
Cash and cash equivalents	4,032	1,051	5,083
Total assets	1,431,003	15,067	1,446,070
Long-term debt, net of deferred financing costs	669,940	—	669,940
December 31, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,788,462	$16,819	$1,805,281
Accumulated depreciation	(607,556)	(7,028)	(614,584)
Total real estate investments, net	1,180,906	9,791	1,190,697
Cash and cash equivalents	90,690	1,351	92,041
Total assets	1,331,213	11,885	1,343,098
Long-term debt, net of deferred financing costs	615,892	—	615,892
NOTE 15 – SUBSEQUENT EVENTS
In the first quarter through February 25, 2020, the Company invested $27.3 million, net of transaction costs, in acquisitions of 17 restaurant and retail properties and ground leasehold interests located in nine states. These properties are 100% occupied under net leases. The Company funded the acquisitions using the revolving credit facility and cash on hand. The Company anticipates accounting for these acquisitions as asset acquisitions in accordance with GAAP. There were no material contingent liabilities associated with these transactions at December 31, 2019.

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA

(In thousands, except per share amounts)	January 1, 2019 - March 31, 2019	April 1, 2019 - June 30, 2019	July 1, 2019 - September 30, 2019	October 1, 2019 - December 31, 2019
Revenues:
Rental	$34,208	$34,415	$35,209	$35,850
Restaurant	5,393	5,153	4,974	5,031
Total revenues	39,601	39,568	40,183	40,881
Operating expenses:
General and administrative	3,946	3,431	3,389	3,168
Depreciation and amortization	6,361	6,518	6,653	6,780
Property expenses	308	417	346	508
Restaurant expense	4,983	4,954	4,805	4,890
Total operating expenses	15,598	15,320	15,193	15,346
Interest expense	(6,747)	(6,557)	(6,665)	(6,547)
Other income	413	306	153	72
Realized gain on sale, net	—	—	—	—
Income tax expense	$(68)	$(61)	$(69)	$(67)
Net Income	$17,601	$17,936	$18,409	$18,993
Earnings per share:
Basic	$0.26	$0.26	$0.27	$0.27
Diluted	0.26	0.26	0.27	0.27
Distributions declared per share	$0.2875	$0.2875	$0.2875	$0.3050

(In thousands, except per share amounts)	January 1, 2018 - March 31, 2018	April 1, 2018 - June 30, 2018	July 1, 2018 - September 30, 2018	October 1, 2018 - December 31, 2018
Revenues:
Rental	$29,589	$29,596	$31,324	$33,156
Restaurant	5,214	5,079	4,798	4,879
Total revenues	34,803	34,675	36,122	38,035
Operating expenses:
General and administrative	3,567	3,093	3,099	3,447
Depreciation and amortization	5,345	5,225	5,743	7,571
Property expense	86	95	109	143
Restaurant expense	4,870	4,786	4,713	4,645
Total operating expenses	13,868	13,199	13,664	15,806
Interest expense	(4,855)	(4,877)	(4,934)	(5,293)
Other income	342	215	147	77
Realized gain on sale, net	—	10,879	—	4,392
Income tax expense	(58)	(66)	(64)	(74)
Net Income	$16,364	$27,627	$17,607	$21,331
Earnings per share:
Basic	$0.27	$0.44	$0.27	$0.31
Diluted	0.26	0.44	0.27	0.31
Distributions declared per share	$0.2750	$0.2750	$0.2750	$0.2875

(In thousands, except per share amounts)	January 1, 2017 - March 31, 2017	April 1, 2017 - June 30, 2017	July 1, 2017 - September 30, 2017	October 1, 2017 - December 31, 2017
Revenues:
Rental	$27,764	$28,327	$28,835	$29,011
Restaurant	4,943	4,826	4,676	4,827
Total revenues	32,707	33,153	33,511	33,838
Operating expenses:
General and administrative	2,779	3,379	2,828	2,990
Depreciation and amortization	5,409	5,420	5,425	5,557
Property expense	78	80	71	54
Restaurant expense	4,668	4,583	4,572	4,829
Total operating expenses	12,934	13,462	12,896	13,430
Interest expense	(4,094)	(4,509)	(5,463)	(5,403)
Other income	5	34	172	113
Realized gain on sale, net	—	3,292	4,042	3,198
Income tax (expense) benefit	(45)	(61)	(33)	157
Net Income	$15,639	$18,447	$19,333	$18,473
Earnings per share:
Basic	$0.26	$0.30	$0.31	$0.30
Diluted	0.26	0.30	0.31	0.30
Distributions declared per share	$0.2425	$0.2425	$0.2425	$0.2750

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
APB	Tracy, CA	1,267	—	—	—	—	—	1,267	—	—	1,267	—	2004	11/20/2018	—
ARB	Rocky Mount, NC	261	1,405	—	—	—	—	261	1,405	—	1,666	125	2004	9/6/2016	10 - 45
ARB	Roanoke Rapids, NC	288	1,563	—	—	—	—	288	1,563	—	1,851	146	2003	9/6/2016	10 - 45
ARB	South Hill, VA	538	1,283	—	—	—	—	538	1,283	—	1,821	109	2002	11/3/2016	10 - 50
ARB	Wake Forest, NC	805	1,344	—	—	—	—	805	1,344	—	2,149	140	2005	11/3/2016	9 - 49
ARB	Birch Run, MI	590	777	—	—	—	—	590	777	—	1,367	97	1991	11/9/2016	10 - 40
ARB	Brighton, MI	456	990	—	—	—	—	456	990	—	1,446	100	1987	11/9/2016	10 - 40
ARB	Cedar Rapids, IA	485	—	—	—	—	—	485	—	—	485	—	1987	1/12/2018	—
ARB	Plainwell, MI	696	837	—	—	—	—	696	837	—	1,533	57	1999	8/6/2018	3 - 36
ARB	Logan, UT	827	1,157	—	—	—	—	827	1,157	—	1,984	25	1980	5/1/2019	5 - 40
ARB	Spring Lake, MI	317	762	—	—	—	—	317	762	—	1,079	14	1986	6/21/2019	5 - 30
ARB	Holland, MI	735	735	—	—	—	—	735	735	—	1,469	18	1988	6/21/2019	5 - 30
ARB	Muskegon, MI	486	919	—	—	—	—	486	919	—	1,405	15	1979	6/21/2019	5 - 40
ARB	Kokomo, IN	902	—	—	—	—	—	902	—	—	902	—	2003	8/1/2019	—
BB	Raleigh, NC	2,507	3,230	155	—	918	314	2,507	4,148	469	7,124	3,061	1999	5/17/1999	2 - 38
BB	Duluth, GA	1,292	2,362	254	—	1,378	274	1,292	3,740	528	5,560	2,959	1999	5/24/1999	2 - 38
BB	Miami, FL	1,731	3,427	222	—	1,162	422	1,731	4,589	644	6,964	3,313	2000	4/4/2000	2 - 35
BB	Fort Myers, FL	1,914	2,863	186	—	916	398	1,914	3,779	584	6,277	2,637	2000	5/16/2000	2 - 35
BB	Pembroke Pines, FL	1,808	2,999	207	—	1,039	382	1,808	4,038	589	6,435	2,777	2000	12/18/2000	2 - 35
BB	Livonia, MI	2,105	3,856	286	—	362	138	2,105	4,218	424	6,747	3,034	2001	2/6/2001	2 - 36
BB	Sunrise, FL	1,515	3,251	138	—	450	224	1,515	3,701	362	5,578	2,320	2002	10/22/2002	2 - 37
BB	Jacksonville, FL	2,235	2,295	344	—	50	13	2,235	2,345	357	4,937	1,125	2010	3/29/2010	2 - 45
BB	Orlando, FL	1,659	2,340	356	—	324	41	1,659	2,664	397	4,720	980	2012	2/27/2012	2 - 47
BE	Dover, DE	591	1,713	—	—	—	—	591	1,713	—	2,304	129	1993	4/28/2017	10 - 50
BE	Indianapolis, IN	603	1,701	—	—	—	—	603	1,701	—	2,304	124	1991	4/28/2017	10 - 50
BE	Bowie, MD	506	1,940	—	—	—	—	506	1,940	—	2,446	144	1995	4/28/2017	10 - 50
BE	Catonsville, MD	170	1,091	—	—	—	—	170	1,091	—	1,261	87	2003	4/28/2017	10 - 50
BE	Midland, MI	1,060	1,567	—	—	—	—	1,060	1,567	—	2,627	116	1998	4/28/2017	10 - 50
BE	Niagara Falls, NY	304	1,892	—	—	—	—	304	1,892	—	2,196	141	1992	4/28/2017	10 - 50
BE	Independence, OH	1,161	1,847	—	—	—	—	1,161	1,847	—	3,008	128	1994	4/28/2017	11 - 51
BE	Centerville, OH	947	1,209	—	—	—	—	947	1,209	—	2,156	106	1997	4/28/2017	7 - 45
BE	Blacklick, OH	1,178	1,269	—	—	—	—	1,178	1,269	—	2,447	123	1999	4/28/2017	7 - 45
BE	Celina, OH	944	1,431	—	—	—	—	944	1,431	—	2,375	110	2005	4/28/2017	9 - 49

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BE	Canton, OH	755	1,441	—	—	—	—	755	1,441	—	2,196	101	2005	4/28/2017	10 - 50
BE	Kent, OH	814	1,215	—	—	—	—	814	1,215	—	2,029	90	1994	4/28/2017	10 - 50
BE	Waynesburg, PA	389	1,758	—	—	—	—	389	1,758	—	2,147	143	2006	4/28/2017	10 - 50
BE	Fredericksburg, VA	218	1,068	—	—	—	—	218	1,068	—	1,286	90	2006	4/28/2017	7 - 45
BE	Kanawha City, WV	405	1,899	—	—	—	—	405	1,899	—	2,304	136	2000	4/28/2017	10 - 50
BE	Lima, OH	1,382	1,461	—	—	—	—	1,382	1,461	—	2,843	121	1988	4/28/2017	9 - 49
BE	Englewood, OH	958	—	—	—	—	—	958	—	—	958	—	2004	10/18/2019	—
BJ	Youngstown, OH	1,125	—	—	—	—	—	1,125	—	—	1,125	—	2017	1/12/2018	—
BJ	Longview, TX	1,508	—	—	—	—	—	1,508	—	—	1,508	—	2015	11/16/2018	—
BJ	Livonia, MI	638	3,259	—	—	—	—	638	3,259	—	3,897	62	2018	12/28/2018	14 - 54
BJ	Ft. Wayne, IN	2,878	—	—	—	—	—	2,878	—	—	2,878	—	2016	12/24/2019	—
BJ	Little Rock, AR	3,646	—	—	—	—	—	3,646	—	—	3,646	—	2014	12/27/2019	—
BK	Keysville, VA	571	1,424	—	—	—	—	571	1,424	—	1,995	122	1996	10/28/2016	10 - 50
BK	Roxboro, NC	601	2,089	—	—	—	—	601	2,089	—	2,690	162	1989	10/28/2016	10 - 50
BK	Oxford, NC	449	1,892	—	—	—	—	449	1,892	—	2,341	152	1982	10/28/2016	10 - 50
BK	Huntsville, AL	460	1,549	—	—	—	—	460	1,549	—	2,009	136	2000	10/28/2016	10 - 50
BK	Amory, MS	570	2,159	—	—	—	—	570	2,159	—	2,729	150	2016	10/28/2016	14 - 54
BK	Madisonville, KY	1,071	1,257	—	—	—	—	1,071	1,257	—	2,328	135	1986	11/9/2016	10 - 45
BK	Monterey, TN	429	1,611	—	—	—	—	429	1,611	—	2,040	122	2000	12/28/2016	10 - 50
BK	Crossville, TN	397	1,873	—	—	—	—	397	1,873	—	2,270	139	1987	12/28/2016	10 - 50
BK	Livingston, TN	481	1,354	—	—	—	—	481	1,354	—	1,835	102	2015	12/28/2016	13 - 53
BK	Mount Juliet, TN	683	1,101	—	—	—	—	683	1,101	—	1,784	138	1988	12/28/2016	7 - 40
BK	Herkimer, NY	308	1,460	—	—	—	—	308	1,460	—	1,768	94	2002	1/12/2017	13 - 53
BK	Chattanooga, TN	485	894	—	—	—	—	485	894	—	1,379	80	1998	1/12/2017	10 - 45
BK	Salem, IN	534	1,608	—	—	—	—	534	1,608	—	2,142	97	2016	6/30/2017	14 - 54
BK	Tupelo, MS	772	1,765	—	—	—	—	772	1,765	—	2,537	104	2016	6/30/2017	14 - 54
BK	Booneville, MS	448	1,253	—	—	—	—	448	1,253	—	1,701	76	2016	6/30/2017	14 - 54
BK	Tupelo, MS	953	1,418	—	—	—	—	953	1,418	—	2,371	101	1998	6/30/2017	10 - 50
BK	Memphis, TN	739	1,708	—	—	—	—	739	1,708	—	2,447	95	1996	6/30/2017	15 - 55
BK	Columbus, MS	922	1,633	—	—	—	—	922	1,633	—	2,555	108	2000	6/30/2017	12 - 52
BK	Tupelo, MS	826	1,774	—	—	—	—	826	1,774	—	2,600	114	1998	6/30/2017	10 - 50
BK	Olive Branch, MS	521	1,317	—	—	—	—	521	1,317	—	1,838	72	2016	12/19/2017	14 - 54
BK	Holly Springs, MS	335	1,253	—	—	—	—	335	1,253	—	1,588	62	2016	12/19/2017	14 - 54
BK	Waldorf, MD	747	1,214	—	—	—	—	747	1,214	—	1,961	30	1989	4/3/2019	10 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BWW	Burlington, IA	137	2,530	—	—	—	—	137	2,530	—	2,667	211	2010	9/15/2016	10 - 49
BWW	Galesburg, IL	157	2,510	—	—	—	—	157	2,510	—	2,667	226	2009	9/15/2016	10 - 46
BWW	Macomb, IL	138	2,528	—	—	—	—	138	2,528	—	2,666	215	2009	9/15/2016	10 - 48
BWW	Springfield, IL	825	2,352	—	—	—	—	825	2,352	—	3,177	127	2006	1/10/2018	10 - 50
BWW	Quincy, IL	676	2,378	—	—	—	—	676	2,378	—	3,054	120	2007	1/10/2018	10 - 50
BWW	Orange Park, FL	1,768	—	—	—	—	—	1,768	—	—	1,768	—	1997	1/12/2018	—
BWW	Florence, SC	1,638	—	—	—	—	—	1,638	—	—	1,638	—	2011	6/29/2018	—
BWW	Austin, TX	1,250	—	—	—	—	—	1,250	—	—	1,250	—	2010	7/16/2018	—
BWW	Hendersonville, TN	1,401	—	—	—	—	—	1,401	—	—	1,401	—	2009	8/8/2018	—
BWW	Grand Junction, CO	1,182	—	—	—	—	—	1,182	—	—	1,182	—	2004	1/18/2019	—
BWW	Loredo, TX	1,287	1,923	—	—	—	—	1,287	1,923	—	3,210	55	2001	2/8/2019	10 - 45
BWW	Rockaway, NJ	787	—	—	—	—	—	787	—	—	787	—	2013	2/11/2019	—
BWW	Centerville, GA	1,001	—	—	—	—	—	1,001	—	—	1,001	—	2011	8/1/2019	—
BWW	Mansfield, TX	1,438	845	—	—	—	—	1,438	845	—	2,282	7	2007	10/21/2019	10 - 25
BWW	Fort Worth, TX	1,484	922	—	—	—	—	1,484	922	—	2,405	8	2007	11/4/2019	10 - 25
BWW	Racine, WI	1,898	—	—	—	—	—	1,898	—	—	1,898	—	2013	11/12/2019	—
BWW	Suffolk, VA	602	1,779	—	—	—	—	602	1,779	—	2,381	45	2012	12/31/2018	9 - 49
CB	Bloomingdale, IL	1,328	—	—	—	—	—	1,328	—	—	1,328	—	1991	10/18/2019	—
CFA	Cedar Rapids, IA	1,894	—	—	—	—	—	1,894	—	—	1,894	—	2012	1/12/2018	—
CFA	Sioux City, IA	1,162	—	—	—	—	—	1,162	—	—	1,162	—	2012	6/28/2019	—
CFA	Rehoboth Beach, DE	2,081	—	—	—	—	—	2,081	—	—	2,081	—	2013	12/24/2019	—
CFA	Ft. Wayne, IN	2,251	—	—	—	—	—	2,251	—	—	2,251	—	2019	12/24/2019	—
CGR	Bloomingdale, IL	1,111	—	—	—	—	—	1,111	—	—	1,111	—	1990	1/12/2018	—
CGR	Baton Rouge, LA	1,146	1,077	—	—	—	—	1,146	1,077	—	2,223	67	1985	8/8/2018	5 - 30
CGR	Mesquite, TX	2,180	2,938	—	—	—	—	2,180	2,938	—	5,118	98	2012	8/8/2018	13 - 53
CGR	Palm Bay, FL	1,666	2,881	—	—	—	—	1,666	2,881	—	4,547	101	1994	8/8/2018	12 - 52
CGR	Madison, TN	1,178	2,372	—	—	—	—	1,178	2,372	—	3,550	85	1989	8/8/2018	11 - 51
CGR	Ocala, FL	2,017	2,216	—	—	—	—	2,017	2,216	—	4,233	86	1989	8/8/2018	11 - 51
CGR	Palmdale, CA	1,234	2,573	—	—	—	—	1,234	2,573	—	3,807	91	1991	8/8/2018	9 - 49
CGR	Sebring, FL	1,568	2,275	—	—	—	—	1,568	2,275	—	3,843	84	1992	8/8/2018	11 - 51
CGR	Tarpon Springs, FL	1,394	2,232	—	—	—	—	1,394	2,232	—	3,626	88	1994	8/8/2018	10 - 50
CGR	Peoria, AZ	867	1,199	—	—	—	—	867	1,199	—	2,066	76	1993	8/8/2018	5 - 31

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CGR	The Woodlands, TX	1,445	1,218	—	—	—	—	1,445	1,218	—	2,663	71	1995	8/8/2018	5 - 35
CGR	Orlando, FL	2,106	1,376	—	—	—	—	2,106	1,376	—	3,482	78	1994	8/8/2018	5 - 35
CGR	Kissimmee, FL	2,101	2,052	—	—	—	—	2,101	2,052	—	4,153	86	1994	8/8/2018	7 - 47
CGR	Mesa, AZ	1,295	1,628	—	—	—	—	1,295	1,628	—	2,923	82	1994	8/8/2018	5 - 40
CGR	Katy, TX	1,930	1,907	—	—	—	—	1,930	1,907	—	3,837	82	1995	8/8/2018	10 - 45
CGR	McAllen, TX	759	1,691	—	—	—	—	759	1,691	—	2,450	86	1994	8/8/2018	5 - 35
CGR	Winter Haven, FL	922	1,926	—	—	—	—	922	1,926	—	2,848	81	1995	8/8/2018	7 - 47
CGR	Ormond Beach, FL	545	1,104	—	—	—	—	545	1,104	—	1,649	70	1995	8/8/2018	3 - 32
CGR	Pembroke Pines, FL	1,757	1,514	—	—	—	—	1,757	1,514	—	3,271	88	1996	8/8/2018	5 - 40
CGR	High Point, NC	955	1,446	—	—	—	—	955	1,446	—	2,401	62	1996	8/8/2018	5 - 55
CGR	Anderson, SC	1,647	2,252	—	—	—	—	1,647	2,252	—	3,899	79	1995	8/8/2018	13 - 53
CGR	Burleson, TX	2,612	2,321	—	—	—	—	2,612	2,321	—	4,933	107	1998	8/8/2018	5 - 45
CGR	Brownsville, TX	2,111	2,868	—	—	—	—	2,111	2,868	—	4,979	101	1999	8/8/2018	12 -52
CGR	Hermitage, TN	1,226	1,564	—	—	—	—	1,226	1,564	—	2,790	80	2000	8/8/2018	5 - 39
CGR	Reno, NV	723	2,496	—	—	—	—	723	2,496	—	3,219	82	2002	8/8/2018	10 - 50
CGR	Bartlesville, OK	1,497	1,571	—	—	—	—	1,497	1,571	—	3,068	66	2002	8/8/2018	10 - 50
CGR	Gallatin, TN	821	1,613	—	—	—	—	821	1,613	—	2,434	65	2002	8/8/2018	10 - 50
CGR	Tampa, FL	920	1,839	—	—	—	—	920	1,839	—	2,759	83	2002	8/8/2018	7 - 40
CGR	Atascocita, TX	1,953	2,256	—	—	—	—	1,953	2,256	—	4,209	83	2002	8/8/2018	12 - 52
CGR	Canon City, CO	709	1,928	—	—	—	—	709	1,928	—	2,637	72	2002	8/8/2018	10 - 50
CGR	Chattanooga, TN	350	1,852	—	—	—	—	350	1,852	—	2,202	57	2003	8/8/2018	11 - 51
CGR	Hobbs, NM	1,424	1,746	—	—	—	—	1,424	1,746	—	3,170	69	2003	8/8/2018	10 - 50
CGR	Gonzales, LA	1,681	2,292	—	—	—	—	1,681	2,292	—	3,973	84	2003	8/8/2018	10 - 50
CGR	Tupelo, MS	890	1,514	—	—	—	—	890	1,514	—	2,404	77	2003	8/8/2018	5 - 40
CGR	Las Cruces, NM	1,645	1,720	—	—	—	—	1,645	1,720	—	3,365	78	1991	8/8/2018	7 - 45
CGR	Carson City, NV	775	467	—	—	—	—	775	467	—	1,242	35	2004	8/8/2018	5 - 41
CGR	Lady Lake, FL	2,474	2,618	—	—	—	—	2,474	2,618	—	5,092	101	2004	8/8/2018	12 - 52
CGR	Lone Tree, CO	753	1,511	—	—	—	—	753	1,511	—	2,264	75	2004	8/8/2018	5 - 41
CGR	Bristol, VA	1,059	1,563	—	—	—	—	1,059	1,563	—	2,622	81	2004	8/8/2018	5 - 41
CGR	Trinity, FL	1,701	2,613	—	—	—	—	1,701	2,613	—	4,314	92	2004	8/8/2018	13 - 53
CGR	Kingsville, TX	1,254	1,719	—	—	—	—	1,254	1,719	—	2,973	67	2004	8/8/2018	9 - 49
CGR	Conroe, TX	1,224	1,661	—	—	—	—	1,224	1,661	—	2,885	77	2004	8/8/2018	7 - 45
CGR	Portland, TX	1,537	2,089	—	—	—	—	1,537	2,089	—	3,626	86	2005	8/8/2018	10 - 45
CGR	Plainview, TX	657	1,302	—	—	—	—	657	1,302	—	1,959	58	2005	8/8/2018	5 - 45

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CGR	Pinellas Park, FL	2,857	2,352	—	—	—	—	2,857	2,352	—	5,209	88	2005	8/8/2018	10 - 50
CGR	Conyers, GA	1,049	2,168	—	—	—	—	1,049	2,168	—	3,217	87	2000	8/8/2018	7 - 45
CGR	Eagle Pass, TX	1,338	1,859	—	—	—	—	1,338	1,859	—	3,197	84	2007	8/8/2018	5 - 45
CGR	Enid, OK	1,712	2,805	—	—	—	—	1,712	2,805	—	4,517	104	1996	9/14/2018	10 - 45
CGR	Lawton, OK	1,072	1,197	—	—	—	—	1,072	1,197	—	2,269	64	1999	9/14/2018	3 - 36
CGR	Austin, TX	988	1,330	—	—	—	—	988	1,330	—	2,318	61	2003	9/14/2018	1 - 41
CGR	Greenville, TX	1,495	1,431	—	—	—	—	1,495	1,431	—	2,926	58	2002	9/28/2018	10 - 45
CGR	Arcadia, FL	1,575	1,408	—	—	—	—	1,575	1,408	—	2,983	61	2005	9/28/2018	5 - 45
CGR	Aurora, CO	649	1,534	—	—	—	—	649	1,534	—	2,183	58	1990	10/23/2018	5 - 40
CGR	Coralville, IA	1,628	—	—	—	—	—	1,628	—	—	1,628	—	1998	12/26/2019	—
CGR	Alamosa, CO	1,992	1,206	—	—	—	—	1,992	1,206	—	3,199	—	2007	12/27/2019	10 - 35
CGR	Pueblo, CO	800	1,694	—	—	—	—	800	1,694	—	2,494	—	2005	12/27/2019	10 - 35
CGR	Lafayette, LA	3,183	1,579	—	—	—	—	3,183	1,579	—	4,761	—	2005	12/27/2019	10 - 35
CGR	Southaven, MS	2,332	1,770	—	—	—	—	2,332	1,770	—	4,102	—	2000	12/27/2019	10 - 35
CGR	Shawnee, OK	2,077	1,370	—	—	—	—	2,077	1,370	—	3,448	—	2001	12/27/2019	10 - 35
CGR	Harlingen, TX	3,054	1,630	—	—	—	—	3,054	1,630	—	4,684	—	1998	12/27/2019	10 - 35
CGR	Seguin, TX	2,350	1,778	—	—	—	—	2,350	1,778	—	4,129	—	2004	12/27/2019	10 - 35
CJ	Logan, UT	848	—	—	—	—	—	848	—	—	848	—	1997	6/7/2019	—
CRB	Palm Coast , FL	2,146	—	—	—	—	—	2,146	—	—	2,146	—	2012	6/13/2019	—
CSK	Pensacola, FL	1,530	—	—	—	—	—	1,530	—	—	1,530	—	1991	6/29/2018	—
DEN	Amherst, OH	460	998	—	—	—	—	460	998	—	1,458	111	1971	11/9/2016	10 - 40
DQ	Tulsa, OK	485	388	—	—	—	—	485	388	—	873	114	2015	10/20/2016	14 - 54
DT/MP	New Baltimore, MI	435	2,351	—	—	—	—	435	2,351	—	2,786	119	2016	9/15/2017	14 - 54
DTC	Coralville, IA	2,142	—	—	—	—	—	2,142	—	—	2,142	—	1998	12/26/2019	—
FAZ	Lafayette, IN	244	522	—	—	—	—	244	522	—	766	70	1996	11/9/2016	5 - 40
HAR	Gadsden, AL	464	1,064	—	—	—	—	464	1,064	—	1,528	118	1985	12/15/2016	10 - 40
HAR	Baxley, GA	644	1,258	—	—	—	—	644	1,258	—	1,902	150	1983	12/15/2016	10 - 40
HAR	Vidalia, GA	364	1,232	—	—	—	—	364	1,232	—	1,596	96	2007	12/15/2016	10 - 50
HAR	Hazlehurst, GA	461	1,516	—	—	—	—	461	1,516	—	1,977	116	2013	12/15/2016	12 - 52
HAR	Sioux City, IA	901	—	—	—	—	—	901	—	—	901	—	1979	6/28/2019	—
HIE	Coralville, IA	1,318	—	—	—	—	—	1,318	—	—	1,318	—	2000	12/26/2019	—
IHOP	Grand Junction, CO	853	—	—	—	—	—	853	—	—	853	—	2002	1/18/2019	—
IHOP	Christiansburg, VA	739	—	—	250	—	—	989	—	—	989	—	1998	4/19/2019	—
KFC	Detroit, MI	294	916	—	—	—	—	294	916	—	1,210	84	1997	9/14/2016	5 - 43

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
KFC	Auburn Hills, MI	98	925	—	—	—	—	98	925	—	1,023	93	2002	9/14/2016	5 - 43
KFC	Detroit, MI	75	732	—	—	—	—	75	732	—	807	75	1984	9/14/2016	5 - 40
KFC	Detroit, MI	323	635	—	—	—	—	323	635	—	958	78	1984	9/14/2016	5 - 40
KFC	Altoona, WI	195	1,714	—	—	—	—	195	1,714	—	1,909	143	1993	11/10/2016	10 - 45
KFC	LaCrosse, WI	216	893	—	—	—	—	216	893	—	1,109	107	1979	11/10/2016	5 - 40
KFC	Rice Lake, WI	215	1,045	—	—	—	—	215	1,045	—	1,260	123	1991	11/10/2016	5 - 40
KFC	Chippewa Falls, WI	167	924	—	—	—	—	167	924	—	1,091	95	2003	11/10/2016	5 - 40
KFC	LaCrosse, WI	245	1,042	—	—	—	—	245	1,042	—	1,287	117	1972	11/10/2016	5 - 40
KFC	Stevens Point, WI	92	697	—	—	—	—	92	697	—	789	74	1984	11/10/2016	5 - 40
KFC	Wisconsin Rapids, WI	179	1,928	—	—	—	—	179	1,928	—	2,107	158	1991	11/10/2016	10 - 45
KFC	Wausau, WI	126	1,387	—	—	—	—	126	1,387	—	1,513	113	1979	11/10/2016	10 - 45
KFC	Escanaba, MI	143	1,362	—	—	—	—	143	1,362	—	1,505	118	1985	11/10/2016	10 - 43
KFC	Menominee, MI	93	862	—	—	—	—	93	862	—	955	92	1995	11/10/2016	10 - 40
KFC	Goshen, IN	95	1,041	—	—	—	—	95	1,041	—	1,136	108	1976	11/10/2016	5 - 40
KFC	South Bend, IN	141	868	—	—	—	—	141	868	—	1,009	105	1970	11/10/2016	5 - 40
KFC	South Bend, IN	155	774	—	—	—	—	155	774	—	929	99	1973	11/10/2016	5 - 40
KFC	Mishawaka, IN	72	1,510	—	—	—	—	72	1,510	—	1,582	117	1978	11/10/2016	10 - 45
KFC	Kokomo, IN	118	1,093	—	—	—	—	118	1,093	—	1,211	104	1994	11/10/2016	10 - 40
KFC	Kokomo, IN	141	1,798	—	—	—	—	141	1,798	—	1,939	148	1994	11/10/2016	10 - 45
KK	Troy, MI	1,480	—	—	—	—	—	1,480	—	—	1,480	—	2003	12/24/2019	—
KRYS	Gardendale, AL	723	376	—	—	—	—	723	376	—	1,099	7	1976	9/27/2019	5 - 20
KRYS	Lenoir City, TN	1,124	338	—	—	—	—	1,124	338	—	1,462	6	1998	10/10/2019	5 - 20
KRYS	Pratville, AL	1,077	385	—	—	—	—	1,077	385	—	1,462	7	1998	10/11/2019	5 - 20
LH	Tucker, GA	1,407	923	10	—	339	214	1,407	1,262	224	2,893	993	1986	10/1/2007	2 - 43
LH	Snellville, GA	1,911	925	76	—	422	147	1,911	1,347	223	3,481	1,023	1992	10/1/2007	2 - 43
LH	Macon, GA	1,249	718	30	—	420	204	1,249	1,138	234	2,621	1,055	1992	10/1/2007	2 - 44
LH	Augusta, GA	1,631	845	46	—	300	103	1,631	1,145	149	2,925	932	1993	10/1/2007	2 - 42
LH	Ocala, FL	1,210	1,100	17	—	579	112	1,210	1,679	129	3,018	1,347	1993	10/1/2007	2 - 42
LH	Altamonte Springs, FL	1,649	974	22	—	450	135	1,649	1,424	157	3,230	969	1994	10/1/2007	2 - 44
LH	Florence, KY	—	741	52	1,191	347	165	1,191	1,088	217	2,496	833	1994	10/1/2007	2 - 47
LH	Gainesville, GA	1,537	965	19	—	348	140	1,537	1,313	159	3,009	963	1995	10/1/2007	2 - 43

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Peachtree City, GA	1,485	1,080	9	—	457	159	1,485	1,537	168	3,190	1,112	1995	10/1/2007	2 - 43
LH	Lawrenceville, GA	1,865	1,116	17	—	451	117	1,865	1,567	134	3,566	1,048	1996	10/1/2007	2 - 42
LH	Jensen Beach, FL	1,322	1,082	33	—	347	153	1,322	1,429	186	2,937	1,046	1996	10/1/2007	2 - 42
LH	Destin, FL	2,053	793	16	—	357	224	2,053	1,150	240	3,443	914	1996	10/1/2007	2 - 42
LH	Albany, GA	1,500	988	34	—	422	126	1,500	1,410	160	3,070	929	1997	10/1/2007	2 - 42
LH	Dublin, OH	1,572	1,205	18	—	510	259	1,572	1,715	277	3,564	1,144	1997	10/1/2007	2 - 42
LH	Columbia, SC	1,677	1,291	23	—	495	176	1,677	1,786	199	3,662	1,188	1997	10/1/2007	2 - 42
LH	Pineville, NC	1,262	879	11	—	495	195	1,262	1,374	206	2,842	888	1998	10/1/2007	2 - 44
LH	Johns Creek, GA	1,694	1,089	18	—	203	123	1,694	1,292	141	3,127	837	1998	10/1/2007	2 - 42
LH	Greensboro, NC	1,438	1,017	16	—	270	152	1,438	1,287	168	2,893	781	1999	10/1/2007	2 - 44
LH	Huntsville, AL	1,443	983	7	—	350	194	1,443	1,333	201	2,977	817	1999	10/1/2007	2 - 44
LH	Hickory, NC	1,333	1,029	7	—	313	166	1,333	1,342	173	2,848	766	1999	10/1/2007	2 - 44
LH	Tampa, FL	1,488	1,078	6	—	297	189	1,488	1,375	195	3,058	917	2000	10/1/2007	2 - 35
LH	Clarksville, TN	1,662	1,097	15	—	449	112	1,662	1,546	127	3,335	833	1999	10/1/2007	2 - 43
LH	Orlando, FL	1,165	749	21	—	264	137	1,165	1,013	158	2,336	683	2000	10/1/2007	2 - 35
LH	Concord, NH	1,329	935	7	—	359	172	1,329	1,294	179	2,802	698	2000	10/1/2007	2 - 35
LH	Orlando, FL	1,492	1,277	52	—	297	150	1,492	1,574	202	3,268	918	2000	10/1/2007	2 - 35
LH	Medina, OH	1,189	820	12	—	268	168	1,189	1,088	180	2,457	666	2000	10/1/2007	2 - 35
LH	Hoover, AL	1,401	966	17	—	350	160	1,401	1,316	177	2,894	786	2001	10/1/2007	2 - 36
LH	Boardman, OH	954	673	17	—	285	151	954	958	168	2,080	566	2001	10/1/2007	2 - 36
LH	Prattville, AL	1,481	1,016	27	—	336	134	1,481	1,352	161	2,994	794	2001	10/1/2007	2 - 36
LH	Bensalem, PA	1,645	600	17	—	346	160	1,645	946	177	2,768	561	2001	10/1/2007	2 - 36
LH	Lee’s Summit, MO	1,705	1,219	34	—	285	88	1,705	1,504	122	3,331	751	2002	10/1/2007	2 - 37
LH	Germantown, MD	1,439	1,069	27	—	306	138	1,439	1,375	165	2,979	775	2002	10/1/2007	2 - 37
LH	Independence, OH	1,241	686	26	—	231	106	1,241	917	132	2,290	515	2002	10/1/2007	2 - 37
LH	Hiram, GA	1,639	1,033	25	—	374	130	1,639	1,407	155	3,201	775	2002	10/1/2007	2 - 37
LH	Louisville, KY	1,405	980	18	—	238	113	1,405	1,218	131	2,754	639	2002	10/1/2007	2 - 37
LH	Bowie, MD	1,871	1,230	21	—	257	147	1,871	1,487	168	3,526	799	2002	10/1/2007	2 - 37
LH	Waldorf, MD	1,929	1,167	26	—	245	162	1,929	1,412	188	3,529	786	2002	10/1/2007	2 - 37
LH	West Palm Beach, FL	1,781	1,228	27	—	297	132	1,781	1,525	159	3,465	804	2002	10/1/2007	2 - 37
LH	Columbia, MD	1,918	1,439	40	—	268	161	1,918	1,707	201	3,826	894	2003	10/1/2007	2 - 38
LH	East Point, GA	1,052	1,232	21	—	291	143	1,052	1,523	164	2,739	816	2003	10/1/2007	2 - 38
LH	Lexington, KY	1,251	874	16	—	238	162	1,251	1,112	178	2,541	641	2003	10/1/2007	2 - 42

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Winter Haven, FL	1,285	1,149	39	—	276	124	1,285	1,425	163	2,873	768	2003	10/1/2007	2 - 38
LH	Jacksonville, FL	795	1,302	32	—	210	128	795	1,512	160	2,467	779	2003	10/1/2007	2 - 38
LH	Daphne, AL	1,130	757	30	—	308	111	1,130	1,065	141	2,336	642	2003	10/1/2007	2 - 38
LH	Anderson, SC	1,445	990	41	—	240	111	1,445	1,230	152	2,827	660	2004	10/1/2007	2 - 39
LH	Palm Harbor, FL	1,406	917	32	—	263	93	1,406	1,180	125	2,711	677	2004	10/1/2007	2 - 39
LH	West Chester, OH	1,371	927	31	—	248	79	1,371	1,175	110	2,656	649	2004	10/1/2007	2 - 39
LH	Jefferson City, MO	1,342	875	60	—	196	68	1,342	1,071	128	2,541	588	2004	10/1/2007	2 - 39
LH	Chantilly, VA	1,568	882	50	—	262	66	1,568	1,144	116	2,828	592	2004	10/1/2007	2 - 39
LH	Dawsonville, GA	1,084	1,321	51	—	188	100	1,084	1,509	151	2,744	766	2004	10/1/2007	2 - 39
LH	Opelika, AL	1,427	1,244	36	—	202	58	1,427	1,446	94	2,967	740	2004	10/1/2007	2 - 39
LH	Indianapolis, IN	1,298	854	55	—	211	51	1,298	1,065	106	2,469	584	2005	10/1/2007	2 - 40
LH	Grove City, OH	1,566	1,067	53	—	191	61	1,566	1,258	114	2,938	655	2005	10/1/2007	2 - 40
LH	Springfield, IL	1,573	1,451	65	—	182	79	1,573	1,633	144	3,350	844	2005	10/1/2007	2 - 40
LH	Covington, GA	887	1,212	70	—	45	49	887	1,257	119	2,263	640	2005	10/1/2007	2 - 40
LH	West Homestead, PA	1,418	947	79	—	33	91	1,418	980	170	2,568	553	2005	10/1/2007	2 - 40
LH	Carrollton, GA	1,192	1,227	75	—	15	49	1,192	1,242	124	2,558	650	2005	10/1/2007	2 - 40
LH	Tarentum, PA	1,414	931	91	—	84	46	1,414	1,015	137	2,566	557	2005	10/1/2007	2 - 40
LH	Commerce, GA	647	1,476	60	—	57	84	647	1,533	144	2,324	725	2006	10/1/2007	2 - 41
LH	East Ellijay, GA	1,126	1,272	70	—	21	82	1,126	1,293	152	2,571	669	2006	10/1/2007	2 - 41
LH	Acworth, GA	1,941	1,255	70	—	23	82	1,941	1,278	152	3,371	646	2006	10/1/2007	2 - 41
LH	Peoria, IL	1,299	848	81	—	143	46	1,299	991	127	2,417	563	2006	10/1/2007	2 - 41
LH	Hixson, TN	1,676	1,263	84	—	40	44	1,676	1,303	128	3,107	649	2006	10/1/2007	2 - 41
LH	Fredericksburg, VA	1,734	1,174	89	—	42	35	1,734	1,216	124	3,074	669	2006	10/1/2007	2 - 41
LH	Morgantown, WV	1,223	812	89	—	27	44	1,223	839	133	2,195	513	2006	10/1/2007	2 - 41
LH	Florence, SC	1,628	1,352	90	—	28	35	1,628	1,380	125	3,133	649	2006	10/1/2007	2 - 41
LH	Portage, IN	901	1,652	105	—	59	26	901	1,711	131	2,743	799	2006	10/1/2007	2 - 41
LH	Macon, GA	1,052	1,840	97	—	135	38	1,052	1,975	135	3,162	955	2007	10/1/2007	2 - 42
LH	Panama City Beach, FL	1,379	1,736	99	—	47	95	1,379	1,783	194	3,356	924	2007	10/1/2007	2 - 42
LH	LaGrange, GA	979	1,527	111	—	36	52	979	1,563	163	2,705	804	2007	10/1/2007	2 - 42
LH	Calhoun, GA	765	1,760	109	—	(4)	36	765	1,756	145	2,666	863	2007	10/1/2007	2 - 42
LH	Dublin, GA	389	1,910	140	—	27	23	389	1,937	163	2,489	871	2008	1/14/2008	2 - 43
LH	Monroe, GA	966	1,549	164	—	30	13	966	1,579	177	2,722	742	2008	4/28/2008	2 - 43

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Denham Springs, LA	1,306	2,049	283	—	35	12	1,306	2,084	295	3,685	1,168	2008	8/25/2008	2 - 43
LH	Cornelia, GA	106	1,542	281	282	52	8	388	1,594	289	2,271	897	2008	12/1/2008	2 - 43
LH	Richmond, VA	1,442	1,758	207	—	24	9	1,442	1,782	216	3,440	884	2009	2/23/2009	2 - 44
LH	San Antonio, TX	907	1,504	—	—	699	535	907	2,203	535	3,645	1,145	2010	1/18/2010	2 - 40
LH	Orlando, FL	1,406	1,701	253	—	23	6	1,406	1,724	259	3,389	785	2010	3/8/2010	2 - 45
LH	Thomasville, GA	730	1,688	229	—	19	5	730	1,707	234	2,671	815	2010	4/19/2010	2 - 45
LH	San Antonio, TX	947	1,436	—	—	444	543	947	1,880	543	3,370	1,079	2010	5/10/2010	2 - 40
LH	San Antonio, TX	1,206	1,583	—	—	245	540	1,206	1,828	540	3,574	1,029	2010	7/5/2010	2 - 40
LH	Jackson, TN	1,398	1,257	204	—	16	8	1,398	1,273	212	2,883	614	2010	7/19/2010	2 - 45
LH	Conyers, GA	589	1,797	198	—	30	21	589	1,827	219	2,635	805	2010	8/2/2010	2 - 45
LH	San Antonio, TX	—	1,382	735	1,990	249	(230)	1,990	1,631	505	4,126	980	2010	10/11/2010	2 - 40
LH	Fort Smith, AR	953	1,610	252	—	23	10	953	1,633	262	2,848	762	2010	11/1/2010	2 - 45
LH	Whitehall, PA	1,307	1,901	270	—	24	7	1,307	1,925	277	3,509	849	2010	12/6/2010	2 - 45
LH	New Braunfels, TX	—	1,330	681	—	145	(210)	—	1,475	471	1,946	856	2011	1/24/2011	2 - 40
LH	McAllen, TX	1,128	1,600	284	—	13	13	1,128	1,613	297	3,038	728	2011	3/28/2011	2 - 46
LH	Kingsland, GA	849	1,564	236	—	13	5	849	1,577	241	2,667	663	2011	4/25/2011	2 - 46
LH	Jonesboro, AR	902	1,704	234	—	15	1	902	1,719	235	2,856	724	2011	4/25/2011	2 - 46
LH	Hanover, MD	1,437	2,258	252	—	45	2	1,437	2,303	254	3,994	853	2011	5/16/2011	2 - 46
LH	Council Bluffs, IA	869	1,827	236	—	31	7	869	1,858	243	2,970	754	2011	5/31/2011	2 - 46
LH	San Antonio, TX	—	278	383	—	35	(302)	—	313	81	394	330	2011	6/20/2011	2 - 40
LH	Tupelo, MS	771	1,717	236	—	13	1	771	1,730	237	2,738	652	2011	8/29/2011	2 - 46
LH	Champaign, IL	1,499	1,725	267	—	4	3	1,499	1,729	270	3,498	691	2011	10/10/2011	2 - 46
LH	Rapid City, SD	965	1,869	252	—	2	3	965	1,871	255	3,091	767	2011	10/10/2011	2 - 46
LH	West Melbourne, FL	1,144	1,858	266	—	4	3	1,144	1,862	269	3,275	732	2011	11/21/2011	2 - 46
LH	Flowood, MS	1,088	1,803	327	34	—	2	1,122	1,803	329	3,254	770	2012	2/6/2012	2 - 47
LH	McAllen, TX	1,339	1,775	319	—	3	12	1,339	1,778	331	3,448	734	2012	2/27/2012	2 - 47
LH	Deptford, NJ	1,799	1,694	287	—	3	(2)	1,799	1,697	285	3,781	660	2012	3/26/2012	2 - 47
LH	Athens, GA	970	1,744	289	—	35	13	970	1,779	302	3,051	636	2012	10/29/2012	2 - 47
LH	Morehead City, NC	975	1,941	340	—	2	1	975	1,943	341	3,259	679	2013	1/14/2013	2 - 48
LH	Columbus, MS	1,155	1,993	256	—	4	4	1,155	1,997	260	3,412	608	2013	2/18/2013	2 - 48

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Sandusky, OH	1,081	2,027	263	—	—	2	1,081	2,027	265	3,373	621	2013	4/22/2013	2 - 48
LH	Coralville, IA	953	2,135	288	—	—	(3)	953	2,135	285	3,373	664	2013	5/13/2013	2 - 48
LH	Cleveland, TN	1,054	1,776	337	—	—	1	1,054	1,776	338	3,168	593	2013	5/13/2013	2 - 48
LH	Cincinnati, OH	1,205	1,758	291	—	—	3	1,205	1,758	294	3,257	543	2013	8/26/2013	2 - 48
LH	Minot, ND	887	2,230	314	—	15	17	887	2,245	331	3,463	640	2013	9/23/2013	2 - 48
LH	Bethlehem, GA	936	1,684	286	—	—	—	936	1,684	286	2,906	472	2014	1/20/2014	2 - 49
LH	Wilkes Barre, PA	859	2,227	278	—	6	—	859	2,233	278	3,370	584	2014	1/27/2014	2 - 49
LH	Columbia, SC	1,407	—	—	—	—	—	1,407	—	—	1,407	—	1997	12/7/2017	0 0
LH	Gadsden, AL	1,580	—	—	—	—	—	1,580	—	—	1,580	—	2018	4/19/2019	—
LH	Salisbury, MD	1,514	—	—	—	—	—	1,514	—	—	1,514	—	2011	10/21/2019	—
LH	Watertown, NY	1,437	—	—	—	—	—	1,437	—	—	1,437	—	2015	12/6/2019	—
LH/RT/ADB	Auburn, ME	3,355	—	—	—	—	—	3,355	—	—	3,355	—	2005	10/31/2019	—
MCA	Andrews, TX	283	1,772	—	—	—	—	283	1,772	—	2,055	117	2014	1/27/2017	14 - 54
MCA	San Angelo, TX	248	1,913	—	—	—	—	248	1,913	—	2,161	119	2014	1/27/2017	14 - 54
MCA	Shavano Park, TX	486	1,915	—	—	—	—	486	1,915	—	2,401	142	2014	2/16/2017	14 - 54
MCA	New Braunfels, TX	472	1,932	—	—	—	—	472	1,932	—	2,404	137	2017	3/16/2017	14 - 54
MCD	Altamonte Springs, FL	1,489	—	—	—	—	—	1,489	—	—	1,489	—	1991	1/12/2018	—
MCD	Kokoma, IN	1,671	—	—	—	—	—	1,671	—	—	1,671	—	2016	6/29/2018	—
MCD	Grand Junction, CO	1,163	—	—	—	—	—	1,163	—	—	1,163	—	1985	1/18/2019	—
MVS	Camp Hill, PA	1,148	—	—	—	—	—	1,148	—	—	1,148	—	2019	12/30/2019	—
OG	Greenwood, IN	400	749	1	—	1,883	625	400	2,632	626	3,658	2,254	1985	7/15/1985	2 - 49
OG	Indianapolis, IN	333	755	15	—	1,839	541	333	2,594	556	3,483	2,063	1985	7/15/1985	2 - 49
OG	Kissimmee, FL	400	710	2	—	1,803	615	400	2,513	617	3,530	2,446	1985	8/5/1985	2 - 42
OG	Huntsville, AL	317	719	1	—	1,092	338	317	1,811	339	2,467	1,724	1986	3/3/1986	2 - 36
OG	Las Vegas, NV	597	557	12	—	1,108	316	597	1,665	328	2,590	1,726	1986	3/31/1986	2 - 42
OG	Ocala, FL	470	416	11	—	2,112	383	470	2,528	394	3,392	2,071	1986	7/14/1986	2 - 48
OG	Granger, IN	220	650	15	—	1,309	348	220	1,959	363	2,542	2,019	1986	9/8/1986	2 - 42
OG	Toledo, OH	275	343	6	—	1,146	244	275	1,489	250	2,014	1,558	1986	9/15/1986	2 - 35
OG	Bradenton, FL	207	837	4	—	1,779	602	207	2,616	606	3,429	2,230	1986	11/3/1986	2 - 48
OG	Clearwater, FL	717	593	17	—	1,521	446	717	2,114	463	3,294	1,955	1986	12/2/1986	2 - 47
OG	North Richland Hills, TX	468	1,187	19	—	1,414	342	468	2,601	361	3,430	2,434	1986	12/15/1986	2 - 42
OG	Austin, TX	492	1,183	6	—	1,690	440	492	2,873	446	3,811	2,642	1987	1/12/1987	2 - 46

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Morrow, GA	446	813	10	—	1,448	423	446	2,261	433	3,140	2,247	1987	3/23/1987	2 - 42
OG	Mobile, AL	698	872	31	—	1,209	479	698	2,081	510	3,289	1,964	1987	5/18/1987	2 - 42
OG	Fort Worth, TX	654	626	29	—	1,273	403	654	1,899	432	2,985	1,854	1987	5/25/1987	2 - 46
OG	Fort Myers, FL	289	1,124	14	—	1,786	550	289	2,910	564	3,763	2,479	1987	5/25/1987	2 - 48
OG	Bakersfield, CA	529	861	54	—	1,294	264	529	2,155	318	3,002	2,070	1987	5/25/1987	2 - 36
OG	Tulsa, OK	702	637	23	—	1,137	291	702	1,774	314	2,790	1,699	1987	6/22/1987	2 - 42
OG	Mesquite, TX	721	772	10	238	1,650	435	959	2,422	445	3,826	2,148	1987	7/20/1987	2 - 46
OG	Indianapolis, IN	526	82	2	—	2,534	406	526	2,616	408	3,550	1,832	1987	7/20/1987	2 - 49
OG	Canton, OH	275	834	8	—	829	426	275	1,663	434	2,372	1,742	1987	9/21/1987	2 - 40
OG	Duluth, GA	675	906	18	351	1,247	313	1,026	2,153	331	3,510	2,065	1987	11/2/1987	2 - 42
OG	Reno, NV	—	639	29	1,215	1,581	560	1,215	2,220	589	4,024	2,427	1988	1/18/1988	2 - 35
OG	Orlando, FL	—	894	6	1,585	1,792	614	1,585	2,686	620	4,891	2,643	1988	2/1/1988	2 - 42
OG	Middleburg Heights, OH	555	882	18	—	1,285	400	555	2,167	418	3,140	2,163	1988	3/7/1988	2 - 42
OG	Knoxville, TN	375	1,397	33	—	700	220	375	2,097	253	2,725	2,030	1988	3/14/1988	2 - 40
OG	Fairfield, OH	325	1,230	15	—	1,303	276	325	2,533	291	3,149	2,323	1988	3/21/1988	2 - 46
OG	Akron, OH	577	1,048	6	—	879	281	577	1,927	287	2,791	1,802	1988	4/4/1988	2 - 40
OG	Fairview Heights, IL	735	1,162	19	—	1,163	518	735	2,325	537	3,597	2,366	1988	5/9/1988	2 - 35
OG	Grand Rapids, MI	—	959	14	749	753	288	749	1,712	302	2,763	1,757	1988	5/9/1988	2 - 35
OG	Toledo, OH	—	891	38	652	726	201	652	1,617	239	2,508	1,668	1988	5/23/1988	2 - 35
OG	Chattanooga, TN	604	760	19	—	937	405	604	1,697	424	2,725	1,740	1988	6/6/1988	2 - 35
OG	Lansing, IL	—	814	18	912	1,200	379	912	2,014	397	3,323	1,929	1988	6/20/1988	2 - 42
OG	Bloomington, MN	525	1,779	20	—	1,212	393	525	2,991	413	3,929	3,404	1988	6/28/1988	2 - 41
OG	Livonia, MI	—	459	25	890	2,624	331	890	3,083	356	4,329	2,936	1988	8/1/1988	2 - 37
OG	Irving, TX	710	647	33	—	1,603	309	710	2,250	342	3,302	1,971	1988	8/22/1988	2 - 46
OG	Montclair, CA	—	873	44	1,231	736	238	1,231	1,609	282	3,122	1,696	1988	9/5/1988	2 - 40
OG	Flint, MI	426	1,089	14	—	882	234	426	1,971	248	2,645	1,889	1988	9/5/1988	2 - 35
OG	Sarasota, FL	1,136	725	24	—	1,427	570	1,136	2,152	594	3,882	2,040	1988	10/10/1988	2 - 48
OG	Sterling Heights, MI	855	1,158	32	—	984	403	855	2,142	435	3,432	2,260	1988	10/17/1988	2 - 37
OG	Vernon Hills, IL	750	1,252	17	—	1,289	474	750	2,541	491	3,782	2,372	1988	10/24/1988	2 - 47
OG	Columbus, OH	740	909	38	—	1,057	232	740	1,966	270	2,976	1,808	1988	11/14/1988	2 - 40
OG	North Olmsted, OH	931	1,060	63	—	925	343	931	1,985	406	3,322	1,910	1988	12/5/1988	2 - 40
OG	West Des Moines, IA	—	377	24	1,130	2,047	338	1,130	2,424	362	3,916	2,173	1988	12/12/1988	2 - 36

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Oklahoma City, OK	280	1,043	58	—	1,095	371	280	2,138	429	2,847	1,893	1989	1/16/1989	2 - 42
OG	San Antonio, TX	400	783	17	—	1,458	449	400	2,241	466	3,107	2,126	1989	2/13/1989	2 - 41
OG	York, PA	555	931	31	—	1,048	462	555	1,979	493	3,027	1,992	1989	3/6/1989	2 - 42
OG	Brandon, FL	700	967	24	—	1,566	577	700	2,533	601	3,834	2,269	1989	3/27/1989	2 - 47
OG	Kennesaw, GA	754	824	32	—	1,233	390	754	2,057	422	3,233	1,824	1989	5/1/1989	2 - 47
OG	Plantation, FL	888	982	27	—	1,189	392	888	2,171	419	3,478	1,997	1989	5/8/1989	2 - 42
OG	San Antonio, TX	—	720	1	677	1,330	395	677	2,050	396	3,123	1,906	1989	5/22/1989	2 - 41
OG	Saint Peters, MO	697	930	134	—	1,034	292	697	1,964	426	3,087	1,896	1989	7/3/1989	2 - 35
OG	Corpus Christi, TX	—	713	21	880	1,463	553	880	2,176	574	3,630	2,051	1989	7/3/1989	2 - 36
OG	Houston, TX	616	746	40	—	1,228	492	616	1,974	532	3,122	1,914	1989	7/10/1989	2 - 39
OG	Saginaw, MI	828	813	22	—	787	340	828	1,600	362	2,790	1,661	1989	7/31/1989	2 - 40
OG	Portage, MI	325	1,290	32	—	892	266	325	2,182	298	2,805	2,072	1989	7/31/1989	2 - 35
OG	Beaumont, TX	608	721	33	—	1,163	375	608	1,884	408	2,900	1,814	1989	8/14/1989	2 - 40
OG	Winter Haven, FL	—	832	49	563	1,673	543	563	2,505	592	3,660	2,311	1989	8/14/1989	2 - 47
OG	West Dundee, IL	828	1,167	32	—	964	325	828	2,131	357	3,316	2,035	1989	8/28/1989	2 - 40
OG	Champaign, IL	521	1,158	26	—	1,009	343	521	2,167	369	3,057	2,094	1989	10/30/1989	2 - 35
OG	North Little Rock, AR	—	437	94	766	1,623	293	766	2,060	387	3,213	1,956	1989	10/30/1989	2 - 42
OG	Fort Wayne, IN	700	1,045	23	—	927	320	700	1,972	343	3,015	1,869	1989	12/11/1989	2 - 42
OG	Fargo, ND	313	864	20	—	680	264	313	1,544	284	2,141	1,508	1989	12/11/1989	2 - 40
OG	Southgate, MI	476	1,138	31	—	1,103	242	476	2,241	273	2,990	2,069	1990	1/22/1990	2 - 37
OG	Orlando, FL	787	998	17	—	1,877	431	787	2,875	448	4,110	2,426	1990	1/29/1990	2 - 48
OG	Fayetteville, NC	637	856	56	—	879	461	637	1,735	517	2,889	1,780	1990	2/26/1990	2 - 35
OG	Chesapeake, VA	506	863	44	—	1,046	344	506	1,909	388	2,803	1,897	1990	3/5/1990	2 - 40
OG	Las Vegas, NV	1,085	1,191	47	—	967	310	1,085	2,158	357	3,600	2,114	1990	3/26/1990	2 - 42
OG	Naples, FL	992	677	40	—	1,201	526	992	1,878	566	3,436	1,877	1990	3/26/1990	2 - 40
OG	Maplewood, MN	556	1,009	86	—	1,126	250	556	2,135	336	3,027	2,088	1990	4/16/1990	2 - 40
OG	Jacksonville, FL	—	755	39	905	1,137	487	905	1,892	526	3,323	1,895	1990	4/30/1990	2 - 42
OG	Rochester, NY	1,104	1,113	61	—	1,102	376	1,104	2,215	437	3,756	2,089	1990	5/14/1990	2 - 36
OG	Columbia, MO	602	983	53	—	1,070	327	602	2,053	380	3,035	1,917	1990	6/4/1990	2 - 42
OG	Greenfield, WI	956	802	29	114	1,174	295	1,070	1,976	324	3,370	1,850	1990	8/13/1990	2 - 42
OG	Lynnwood, WA	875	1,132	66	—	855	316	875	1,987	382	3,244	1,886	1990	8/20/1990	2 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Victorville, CA	603	985	31	—	888	271	603	1,873	302	2,778	1,689	1990	9/10/1990	2 - 42
OG	Richmond, VA	467	1,363	93	—	966	399	467	2,329	492	3,288	2,264	1990	9/17/1990	2 - 42
OG	Wichita, KS	779	802	80	—	1,022	274	779	1,824	354	2,957	1,763	1990	10/1/1990	2 - 42
OG	Antioch, TN	—	811	61	892	628	241	892	1,439	302	2,633	1,471	1990	10/15/1990	2 - 40
OG	Topeka, KS	701	812	18	—	1,658	381	701	2,470	399	3,570	2,162	1990	10/22/1990	2 - 47
OG	Orange City, FL	551	727	16	—	1,163	479	551	1,890	495	2,936	1,687	1990	10/29/1990	2 - 48
OG	Terre Haute, IN	560	1,128	34	—	872	355	560	2,000	389	2,949	1,917	1990	12/3/1990	2 - 35
OG	Columbia, SC	613	782	35	—	1,055	230	613	1,837	265	2,715	1,678	1990	12/3/1990	2 - 42
OG	Littleton, CO	750	859	79	—	1,324	359	750	2,183	438	3,371	2,076	1991	1/21/1991	2 - 40
OG	Colorado Springs, CO	—	690	87	571	2,173	415	571	2,863	502	3,936	2,715	1991	1/21/1991	2 - 41
OG	Miami, FL	1,059	879	89	—	1,413	549	1,059	2,292	638	3,989	2,244	1991	1/28/1991	2 - 42
OG	Parkersburg, WV	454	1,096	60	—	723	323	454	1,819	383	2,656	1,787	1991	2/11/1991	2 - 42
OG	Clovis, CA	489	796	62	—	787	300	489	1,583	362	2,434	1,623	1991	2/18/1991	2 - 42
OG	Dallas, TX	750	776	36	70	1,001	305	820	1,777	341	2,938	1,657	1991	2/25/1991	2 - 41
OG	Roseville, MN	754	1,106	90	—	784	178	754	1,890	268	2,912	1,742	1991	3/25/1991	2 - 40
OG	Eastpointe, MI	897	1,367	75	—	598	244	897	1,965	319	3,181	1,903	1991	3/25/1991	2 - 40
OG	Aurora, CO	803	1,169	14	—	1,368	343	803	2,537	357	3,697	2,234	1991	4/1/1991	2 - 41
OG	Talleyville, DE	737	1,278	95	—	805	377	737	2,083	472	3,292	2,137	1991	4/22/1991	2 - 40
OG	Boise, ID	627	839	76	—	858	386	627	1,697	462	2,786	1,702	1991	4/29/1991	2 - 42
OG	McAllen, TX	803	857	76	—	1,160	476	803	2,017	552	3,372	1,870	1991	4/29/1991	2 - 42
OG	Houston, TX	723	960	87	—	1,234	498	723	2,194	585	3,502	2,202	1991	5/20/1991	2 - 40
OG	Boardman, OH	675	993	48	—	1,208	329	675	2,201	377	3,253	2,103	1991	8/5/1991	2 - 38
OG	Jacksonville, FL	1,124	863	74	—	1,185	438	1,124	2,048	512	3,684	1,926	1991	8/12/1991	2 - 42
OG	West Melbourne, FL	983	953	22	—	1,390	578	983	2,343	600	3,926	2,125	1991	8/19/1991	2 - 47
OG	Omaha, NE	315	1,230	51	—	1,642	341	315	2,872	392	3,579	2,317	1991	10/28/1991	2 - 42
OG	Columbia, MD	1,283	1,199	92	—	1,020	297	1,283	2,219	389	3,891	2,135	1991	11/4/1991	2 - 42
OG	Houston, TX	627	947	68	—	1,084	435	627	2,031	503	3,161	1,992	1991	11/11/1991	2 - 40
OG	Provo, UT	702	714	128	—	805	284	702	1,519	412	2,633	1,529	1991	11/11/1991	2 - 40
OG	Roanoke, VA	607	714	33	—	783	350	607	1,497	383	2,487	1,450	1991	12/9/1991	2 - 42
OG	Pittsburgh, PA	1,125	1,170	65	—	1,202	279	1,125	2,372	344	3,841	2,083	1991	12/9/1991	2 - 38
OG	Harrisburg, PA	769	837	108	—	1,117	328	769	1,954	436	3,159	1,873	1991	12/9/1991	2 - 35
OG	Pineville, NC	1,018	972	71	—	950	281	1,018	1,922	352	3,292	1,872	1992	1/27/1992	2 - 42
OG	Palm Desert, CA	607	987	100	—	617	185	607	1,604	285	2,496	1,559	1992	1/27/1992	2 - 40
OG	Lafayette, LA	555	751	69	—	997	304	555	1,748	373	2,676	1,688	1992	1/27/1992	2 - 42

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Woodbridge, VA	1,228	1,071	56	—	1,163	444	1,228	2,234	500	3,962	2,130	1992	2/3/1992	2 - 41
OG	Elkhart, IN	381	724	145	—	683	281	381	1,407	426	2,214	1,513	1992	2/3/1992	2 - 40
OG	San Bernardino, CA	1,393	1,210	83	—	756	301	1,393	1,966	384	3,743	1,920	1992	3/9/1992	2 - 42
OG	Little Rock, AR	335	895	105	—	749	265	335	1,644	370	2,349	1,636	1992	3/9/1992	2 - 40
OG	Cincinnati, OH	842	953	107	—	986	344	842	1,939	451	3,232	1,947	1992	3/16/1992	2 - 38
OG	Myrtle Beach, SC	520	872	51	—	845	386	520	1,717	437	2,674	1,676	1992	3/16/1992	2 - 42
OG	Highlands Ranch, CO	813	980	49	—	1,177	380	813	2,157	429	3,399	1,938	1992	5/11/1992	2 - 41
OG	Novi, MI	866	1,629	31	—	867	296	866	2,496	327	3,689	2,271	1992	5/25/1992	2 - 42
OG	Louisville, KY	492	1,571	76	—	869	254	492	2,440	330	3,262	2,187	1992	6/15/1992	2 - 42
OG	Palmdale, CA	679	1,080	109	—	1,093	315	679	2,173	424	3,276	1,966	1992	8/3/1992	2 - 39
OG	Clarksville, TN	302	771	101	—	443	207	302	1,214	308	1,824	1,225	1992	8/3/1992	2 - 38
OG	Cincinnati, OH	917	939	62	—	1,041	360	917	1,980	422	3,319	1,855	1992	8/17/1992	2 - 38
OG	Greensburg, PA	579	1,272	143	—	1,026	352	579	2,298	495	3,372	1,944	1992	8/31/1992	2 - 40
OG	Sioux Falls, SD	247	1,325	78	—	917	217	247	2,242	295	2,784	1,975	1992	9/7/1992	2 - 40
OG	Roswell, GA	838	897	79	—	764	339	838	1,661	418	2,917	1,678	1992	9/14/1992	2 - 40
OG	Green Bay, WI	453	789	97	—	675	260	453	1,464	357	2,274	1,515	1992	9/14/1992	2 - 40
OG	Harlingen, TX	453	803	107	—	1,013	426	453	1,816	533	2,802	1,605	1992	10/19/1992	2 - 42
OG	Erie, PA	1,078	1,412	91	—	1,129	408	1,078	2,541	499	4,118	2,342	1992	11/2/1992	2 - 42
OG	Chico, CA	984	923	95	—	850	308	984	1,773	403	3,160	1,673	1992	11/9/1992	2 - 40
OG	Las Vegas, NV	1,055	1,005	108	—	849	297	1,055	1,854	405	3,314	1,855	1992	12/14/1992	2 - 42
OG	Laurel, MD	1,241	1,552	121	—	1,403	388	1,241	2,955	509	4,705	2,752	1993	1/25/1993	2 - 42
OG	Racine, WI	608	1,247	140	—	914	198	608	2,161	338	3,107	1,982	1993	2/1/1993	2 - 40
OG	Fort Collins, CO	809	1,105	97	—	1,011	350	809	2,116	447	3,372	2,083	1993	2/8/1993	2 - 41
OG	Longview, TX	505	816	90	—	1,133	290	505	1,949	380	2,834	1,720	1993	2/22/1993	2 - 45
OG	Raleigh, NC	855	877	76	—	855	318	855	1,732	394	2,981	1,743	1993	3/8/1993	2 - 42
OG	Yakima, WA	—	1,296	124	409	568	294	409	1,864	418	2,691	1,966	1993	3/22/1993	2 - 40
OG	Lafayette, IN	455	875	98	—	635	221	455	1,510	319	2,284	1,541	1993	3/22/1993	2 - 40
OG	Arlington, TX	782	766	70	—	795	441	782	1,561	511	2,854	1,627	1993	3/29/1993	2 - 44
OG	Mesa, AZ	551	888	97	—	803	274	551	1,691	371	2,613	1,605	1993	4/12/1993	2 - 40
OG	Dover, DE	614	1,055	127	—	656	279	614	1,711	406	2,731	1,650	1993	4/19/1993	2 - 38
OG	Addison, TX	1,221	1,746	79	—	1,032	374	1,221	2,778	453	4,452	2,582	1993	4/26/1993	2 - 41
OG	Appleton, WI	424	956	117	—	646	216	424	1,602	333	2,359	1,543	1993	5/17/1993	2 - 40
OG	Duncanville, TX	835	1,057	91	—	945	370	835	2,002	461	3,298	1,862	1993	6/28/1993	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Kenner, LA	695	969	86	—	1,112	361	695	2,081	447	3,223	2,036	1993	7/5/1993	2 - 40
OG	Texas City, TX	732	1,093	97	—	871	319	732	1,964	416	3,112	1,838	1993	7/19/1993	2 - 44
OG	Muncie, IN	454	1,003	92	—	1,065	296	454	2,068	388	2,910	1,576	1993	8/23/1993	2 - 49
OG	Panama City, FL	465	957	84	—	1,082	400	465	2,039	484	2,988	1,786	1993	10/11/1993	2 - 42
OG	Billings, MT	479	1,107	89	—	775	301	479	1,882	390	2,751	1,763	1993	10/18/1993	2 - 42
OG	Whitehall, PA	936	1,291	90	—	1,025	331	936	2,316	421	3,673	2,174	1993	11/8/1993	2 - 36
OG	Paducah, KY	452	1,083	82	—	700	288	452	1,783	370	2,605	1,666	1993	11/8/1993	2 - 40
OG	Rochester, NY	974	1,108	101	—	824	243	974	1,932	344	3,250	1,659	1993	11/15/1993	2 - 42
OG	Poughkeepsie, NY	873	1,613	108	—	823	174	873	2,436	282	3,591	2,000	1993	11/29/1993	2 - 40
OG	Bangor, ME	357	1,120	96	—	1,027	282	357	2,147	378	2,882	1,888	1993	12/13/1993	2 - 42
OG	Dearborn, MI	542	1,219	59	—	713	242	542	1,932	301	2,775	1,746	1994	1/10/1994	2 - 40
OG	Newington, NH	915	1,051	103	—	803	355	915	1,854	458	3,227	1,782	1994	1/17/1994	2 - 42
OG	Tyler, TX	485	1,041	92	—	1,279	340	485	2,320	432	3,237	2,003	1994	1/17/1994	2 - 47
OG	Grand Rapids, MI	804	866	87	—	637	257	804	1,503	344	2,651	1,493	1994	1/24/1994	2 - 40
OG	Peoria, IL	668	1,204	81	—	914	323	668	2,118	404	3,190	1,888	1994	2/14/1994	2 - 42
OG	Concord, NH	469	1,284	115	—	594	194	469	1,878	309	2,656	1,661	1994	2/14/1994	2 - 38
OG	Janesville, WI	370	1,069	86	—	712	287	370	1,781	373	2,524	1,582	1994	3/7/1994	2 - 40
OG	Las Vegas, NV	879	1,344	95	—	596	317	879	1,940	412	3,231	1,801	1994	3/7/1994	2 - 40
OG	Middletown, OH	424	1,044	95	—	863	318	424	1,907	413	2,744	1,817	1994	3/7/1994	2 - 42
OG	Branson, MO	1,056	1,893	69	—	785	295	1,056	2,678	364	4,098	2,303	1994	5/16/1994	2 - 40
OG	Coon Rapids, MN	514	1,248	67	—	588	245	514	1,836	312	2,662	1,686	1994	9/26/1994	2 - 40
OG	Dallas, TX	764	1,212	55	—	811	281	764	2,023	336	3,123	1,871	1994	10/10/1994	2 - 44
OG	Asheville, NC	2,651	1,198	94	—	655	292	2,651	1,853	386	4,890	1,747	1994	10/31/1994	2 - 40
OG	Cedar Rapids, IA	510	1,148	105	—	608	311	510	1,756	416	2,682	1,669	1994	12/5/1994	2 - 40
OG	Amherst, NY	1,215	1,394	88	—	891	307	1,215	2,285	395	3,895	2,036	1994	12/12/1994	2 - 38
OG	Joplin, MO	654	1,219	102	—	662	323	654	1,881	425	2,960	1,763	1995	1/9/1995	2 - 40
OG	Eau Claire, WI	600	1,193	110	—	538	268	600	1,731	378	2,709	1,643	1995	1/23/1995	2 - 40
OG	Middletown, NY	807	1,581	97	—	592	345	807	2,173	442	3,422	1,974	1995	1/30/1995	2 - 40
OG	Fairborn, OH	804	1,290	82	—	681	221	804	1,971	303	3,078	1,760	1995	2/20/1995	2 - 40
OG	VooRDIees, NJ	804	1,696	101	—	600	303	804	2,296	404	3,504	2,053	1995	2/20/1995	2 - 38
OG	Henderson, NV	1,109	1,289	74	—	826	383	1,109	2,115	457	3,681	2,001	1995	2/20/1995	2 - 42
OG	Barboursville, WV	1,139	1,062	84	—	731	203	1,139	1,793	287	3,219	1,552	1995	2/27/1995	2 - 40
OG	Norman, OK	596	1,246	96	—	449	172	596	1,695	268	2,559	1,516	1995	3/7/1995	2 - 38
OG	Hampton, VA	1,074	1,061	86	—	674	225	1,074	1,735	311	3,120	1,573	1995	3/13/1995	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Jackson, MI	699	1,156	73	—	764	320	699	1,920	393	3,012	1,675	1995	3/20/1995	2 - 42
OG	Clay, NY	782	1,705	98	—	866	356	782	2,571	454	3,807	2,135	1995	4/24/1995	2 - 42
OG	Onalaska, WI	603	1,283	102	—	339	197	603	1,622	299	2,524	1,503	1995	4/24/1995	2 - 38
OG	Grapevine, TX	752	1,026	99	—	793	404	752	1,819	503	3,074	1,827	1995	5/8/1995	2 - 40
OG	Tempe, AZ	703	1,131	75	—	746	353	703	1,877	428	3,008	1,842	1995	5/15/1995	2 - 40
OG	Waldorf, MD	779	1,152	81	—	1,258	357	779	2,410	438	3,627	2,196	1995	5/22/1995	2 - 42
OG	Heath, OH	599	1,353	65	—	971	331	599	2,324	396	3,319	1,975	1995	5/22/1995	2 - 46
OG	Waterloo, IA	466	891	79	—	873	331	466	1,764	410	2,640	1,560	1995	5/22/1995	2 - 42
OG	Peoria, AZ	551	1,294	81	—	623	242	551	1,917	323	2,791	1,717	1995	5/22/1995	2 - 38
OG	Spring, TX	780	1,329	80	—	1,289	327	780	2,618	407	3,805	2,206	1995	9/11/1995	2 - 40
OG	Midland, TX	400	1,340	88	—	566	314	400	1,906	402	2,708	1,721	1995	10/16/1995	2 - 40
OG	Colonie, NY	966	1,862	57	—	984	273	966	2,846	330	4,142	2,236	1995	11/27/1995	2 - 42
OG	Fort Smith, AR	527	893	113	—	427	187	527	1,320	300	2,147	1,187	1996	2/19/1996	2 - 38
OG	Jackson, MS	641	1,195	110	—	846	268	641	2,041	378	3,060	1,798	1996	3/25/1996	2 - 42
OG	Lancaster, OH	372	846	115	—	603	284	372	1,449	399	2,220	1,355	1996	5/6/1996	2 - 40
OG	Lima, OH	471	930	67	—	387	282	471	1,317	349	2,137	1,252	1996	5/20/1996	2 - 38
OG	Dubuque, IA	518	1,103	76	—	391	221	518	1,494	297	2,309	1,160	1996	5/20/1996	2 - 38
OG	Zanesville, OH	707	1,065	25	—	673	323	707	1,738	348	2,793	1,480	1996	8/5/1996	2 - 40
OG	Williamsburg, VA	673	1,268	31	—	743	202	673	2,011	233	2,917	1,600	1996	8/19/1996	2 - 40
OG	Frederick, MD	638	1,276	79	—	787	344	638	2,063	423	3,124	1,734	1996	10/21/1996	2 - 40
OG	Hyannis, MA	664	2,097	90	—	665	175	664	2,762	265	3,691	2,241	1997	11/17/1997	2 - 35
OG	Westminster, MD	595	1,741	124	—	452	204	595	2,193	328	3,116	1,704	1998	4/20/1998	2 - 38
OG	Wyomissing, PA	963	1,926	109	—	498	206	963	2,424	315	3,702	1,941	1998	5/11/1998	2 - 38
OG	Eugene, OR	761	1,486	91	—	356	200	761	1,842	291	2,894	1,582	1998	5/11/1998	2 - 38
OG	Savannah, GA	952	1,781	189	—	660	147	952	2,441	336	3,729	1,847	2000	4/10/2000	2 - 35
OG	Douglasville, GA	1,189	1,978	144	—	406	248	1,189	2,384	392	3,965	1,907	2000	5/1/2000	2 - 35
OG	Mentor, OH	—	1,955	138	1,474	288	241	1,474	2,243	379	4,096	1,791	2000	5/22/2000	2 - 35
OG	Buford, GA	1,493	1,688	179	—	542	203	1,493	2,230	382	4,105	1,741	2000	5/22/2000	2 - 35
OG	Maple Grove, MN	807	1,924	176	—	227	124	807	2,151	300	3,258	1,630	2000	5/22/2000	2 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Coeur D’Alene, ID	681	1,661	131	—	278	305	681	1,939	436	3,056	1,522	2001	1/29/2001	2 - 36
OG	Olathe, KS	796	2,121	109	—	489	256	796	2,610	365	3,771	1,925	2001	3/12/2001	2 - 36
OG	Kennewick, WA	763	1,980	149	—	259	158	763	2,239	307	3,309	1,672	2001	5/14/2001	2 - 36
OG	Frisco, TX	1,029	2,038	139	—	279	218	1,029	2,317	357	3,703	1,820	2001	6/25/2001	2 - 36
OG	Bolingbrook, IL	1,006	2,424	147	—	253	129	1,006	2,677	276	3,959	1,914	2001	7/23/2001	2 - 36
OG	Muskegon, MI	691	1,704	168	—	108	41	691	1,812	209	2,712	1,310	2001	10/8/2001	2 - 36
OG	Memphis, TN	1,142	1,790	100	—	246	171	1,142	2,036	271	3,449	1,466	2001	10/8/2001	2 - 36
OG	Round Rock, TX	953	2,090	149	—	335	153	953	2,425	302	3,680	1,640	2002	3/25/2002	2 - 37
OG	Killeen, TX	806	1,705	187	—	322	118	806	2,027	305	3,138	1,551	2002	8/5/2002	2 - 37
OG	Austin, TX	1,239	2,295	154	—	168	96	1,239	2,463	250	3,952	1,702	2002	9/3/2002	2 - 37
OG	Omaha, NE	1,202	1,778	120	—	217	147	1,202	1,995	267	3,464	1,418	2002	10/7/2002	2 - 37
OG	Bloomington, IN	947	1,747	150	—	419	94	947	2,166	244	3,357	1,479	2002	11/18/2002	2 - 37
OG	Lithonia, GA	1,403	1,872	174	—	306	122	1,403	2,178	296	3,877	1,496	2002	11/18/2002	2 - 37
OG	Fayetteville, AR	849	1,845	160	—	138	79	849	1,983	239	3,071	1,388	2002	12/11/2002	2 - 37
OG	Rochester, MN	829	1,889	192	—	146	140	829	2,035	332	3,196	1,466	2002	12/16/2002	2 - 37
OG	Los Angeles, CA	1,701	2,558	202	—	170	70	1,701	2,728	272	4,701	1,794	2003	3/24/2003	2 - 38
OG	Dayton, OH	677	1,675	172	—	210	72	677	1,885	244	2,806	1,288	2003	5/1/2003	2 - 38
OG	Newport News, VA	796	1,989	172	—	88	63	796	2,077	235	3,108	1,413	2003	5/5/2003	2 - 38
OG	Albuquerque, NM	771	1,716	179	—	131	104	771	1,847	283	2,901	1,280	2003	5/19/2003	2 - 38
OG	Denton, TX	869	1,946	177	—	182	94	869	2,128	271	3,268	1,512	2003	6/9/2003	2 - 38
OG	Duluth, MN	886	2,043	173	—	123	58	886	2,166	231	3,283	1,429	2003	11/10/2003	2 - 38
OG	Fort Gratiot, MI	604	2,246	186	—	132	57	604	2,378	243	3,225	1,535	2003	11/17/2003	2 - 38
OG	Lynchburg, VA	771	2,304	125	—	103	54	771	2,407	179	3,357	1,466	2004	2/16/2004	2 - 39
OG	Visalia, CA	1,151	1,830	151	—	133	46	1,151	1,963	197	3,311	1,221	2004	3/15/2004	2 - 39
OG	Anderson, SC	903	1,841	133	226	181	111	1,129	2,022	244	3,395	1,368	2004	3/29/2004	2 - 39
OG	Lake Charles, LA	806	2,070	161	—	174	87	806	2,244	248	3,298	1,495	2004	4/5/2004	2 - 39
OG	Tucson, AZ	1,019	2,073	104	—	121	135	1,019	2,194	239	3,452	1,371	2004	9/20/2004	2 - 39
OG	College Station, TX	581	2,236	173	—	42	44	581	2,278	217	3,076	1,454	2005	1/24/2005	2 - 40
OG	Tupelo, MS	823	2,102	193	—	127	82	823	2,229	275	3,327	1,445	2005	1/31/2005	2 - 40
OG	Jackson, TN	874	1,964	151	—	175	36	874	2,139	187	3,200	1,310	2005	2/7/2005	2 - 40
OG	Houma, LA	736	2,190	150	—	185	148	736	2,375	298	3,409	1,516	2005	2/14/2005	2 - 40
OG	Oklahoma City, OK	925	2,053	158	—	128	43	925	2,181	201	3,307	1,369	2005	3/14/2005	2 - 40
OG	Columbia, SC	1,119	2,175	161	—	110	85	1,119	2,285	246	3,650	1,411	2005	4/5/2005	2 - 40
OG	Newnan, GA	829	2,239	157	—	152	55	829	2,391	212	3,432	1,429	2005	5/23/2005	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Owensboro, KY	762	2,134	173	—	70	57	762	2,204	230	3,196	1,435	2005	5/23/2005	2 - 40
OG	San Antonio, TX	932	2,582	191	—	190	103	932	2,772	294	3,998	1,655	2005	6/27/2005	2 - 40
OG	Mesa, AZ	598	1,844	132	—	110	129	598	1,954	261	2,813	1,229	2005	10/3/2005	2 - 40
OG	Garland, TX	903	2,271	156	—	115	94	903	2,386	250	3,539	1,486	2005	10/31/2005	2 - 40
OG	Southaven, MS	1,048	2,209	158	—	117	50	1,048	2,326	208	3,582	1,347	2005	11/21/2005	2 - 40
OG	Yuma, AZ	842	2,037	160	—	62	87	842	2,099	247	3,188	1,245	2005	12/5/2005	2 - 40
OG	Oakdale, MN	956	2,355	185	—	30	35	956	2,385	220	3,561	1,408	2005	12/5/2005	2 - 40
OG	Tarentum, PA	1,119	2,482	148	—	179	47	1,119	2,661	195	3,975	1,455	2006	2/20/2006	2 - 41
OG	Texarkana, TX	871	2,279	151	—	90	87	871	2,369	238	3,478	1,414	2006	3/27/2006	2 - 41
OG	Florence, SC	—	1,817	169	1,503	119	84	1,503	1,936	253	3,692	1,191	2006	8/21/2006	2 - 41
OG	Dothan, AL	850	2,242	131	—	62	92	850	2,304	223	3,377	1,301	2006	8/28/2006	2 - 41
OG	San Angelo, TX	360	2,020	157	—	74	104	360	2,094	261	2,715	1,277	2006	9/11/2006	2 - 41
OG	New Braunfels, TX	1,049	2,162	147	—	32	83	1,049	2,194	230	3,473	1,244	2006	9/25/2006	2 - 41
OG	Grove City, OH	1,200	2,271	140	—	63	55	1,200	2,334	195	3,729	1,299	2006	9/25/2006	2 - 41
OG	Hot Springs, AR	797	2,415	186	—	84	73	797	2,499	259	3,555	1,361	2006	10/23/2006	2 - 41
OG	West Wichita, KS	1,227	1,801	154	—	84	86	1,227	1,885	240	3,352	1,056	2006	11/6/2006	2 - 41
OG	Opelika, AL	878	2,255	154	—	54	43	878	2,309	197	3,384	1,273	2006	11/13/2006	2 - 41
OG	Sioux City, IA	1,304	2,114	137	—	89	99	1,304	2,203	236	3,743	1,247	2006	12/11/2006	2 - 41
OG	Victoria, TX	782	2,327	240	—	39	30	782	2,366	270	3,418	1,388	2007	1/15/2007	2 - 42
OG	Pueblo, CO	770	2,330	212	—	51	76	770	2,381	288	3,439	1,385	2007	2/5/2007	2 - 42
OG	Phoenix, AZ	753	2,153	246	—	97	72	753	2,250	318	3,321	1,336	2007	4/23/2007	2 - 42
OG	Detroit, MI	1,400	2,956	234	—	81	87	1,400	3,037	321	4,758	1,555	2007	5/21/2007	2 - 42
OG	Mount Juliet, TN	873	2,294	212	—	76	47	873	2,370	259	3,502	1,312	2007	10/22/2007	2 - 42
OG	Jacksonville, NC	1,174	2,287	239	—	32	81	1,174	2,319	320	3,813	1,338	2007	11/19/2007	2 - 42
OG	Columbus, OH	995	2,286	184	—	61	27	995	2,347	211	3,553	1,216	2007	12/17/2007	2 - 42
OG	Triadelphia, WV	970	2,342	225	—	58	76	970	2,400	301	3,671	1,347	2007	12/17/2007	2 - 42
OG	Reynoldsburg, OH	1,208	2,183	242	—	48	37	1,208	2,231	279	3,718	1,218	2008	4/21/2008	2 - 43
OG	Cincinnati, OH	1,072	2,170	236	—	57	43	1,072	2,227	279	3,578	1,243	2008	4/28/2008	2 - 43
OG	Florence, KY	1,007	2,099	155	—	52	88	1,007	2,151	243	3,401	1,191	2008	8/4/2008	2 - 43
OG	Bismarck, ND	1,156	2,319	263	—	31	38	1,156	2,350	301	3,807	1,257	2008	11/24/2008	2 - 43
OG	Spring Hill, TN	1,295	2,269	228	—	29	45	1,295	2,298	273	3,866	1,143	2009	2/16/2009	2 - 44
OG	San Antonio, TX	1,359	2,492	230	—	23	33	1,359	2,515	263	4,137	1,189	2009	3/30/2009	2 - 44
OG	Broken Arrow, OK	1,461	2,261	231	—	73	57	1,461	2,334	288	4,083	1,138	2009	5/25/2009	2 - 44
OG	Michigan City, IN	762	2,646	238	—	17	39	762	2,663	277	3,702	1,261	2009	7/13/2009	2 - 44

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Bossier City, LA	1,006	2,405	264	—	51	32	1,006	2,456	296	3,758	1,167	2009	7/27/2009	2 - 44
OG	Richmond, KY	1,054	1,974	236	—	14	32	1,054	1,988	268	3,310	990	2009	9/14/2009	2 - 44
OG	Jacksonville, FL	1,006	2,001	263	—	21	30	1,006	2,022	293	3,321	1,010	2009	10/5/2009	2 - 44
OG	Manhattan, KS	791	2,253	237	—	33	69	791	2,286	306	3,383	1,082	2010	4/26/2010	2 - 45
OG	Kingsport, TN	1,071	1,840	282	—	11	22	1,071	1,851	304	3,226	872	2010	5/3/2010	2 - 45
OG	Las Cruces, NM	839	2,201	297	—	15	34	839	2,216	331	3,386	1,040	2010	5/10/2010	2 - 45
OG	Morehead City, NC	853	1,864	315	—	62	23	853	1,926	338	3,117	950	2010	7/19/2010	2 - 45
OG	Pleasant Prairie, WI	1,101	2,134	303	—	36	—	1,101	2,170	303	3,574	977	2010	9/27/2010	2 - 45
OG	Wilson, NC	528	1,948	268	—	24	29	528	1,972	297	2,797	929	2010	10/11/2010	2 - 45
OG	Council Bluffs, IA	955	2,051	254	—	4	32	955	2,055	286	3,296	923	2010	10/25/2010	2 - 45
OG	Louisville, KY	—	2,072	266	904	12	38	904	2,084	304	3,292	985	2010	11/1/2010	2 - 45
OG	Ankeny, IA	704	2,218	248	—	9	17	704	2,227	265	3,196	934	2011	1/10/2011	2 - 46
OG	Queen Creek, AZ	875	2,377	307	—	30	(1)	875	2,407	306	3,588	938	2011	1/10/2011	2 - 46
OG	Gainesville, GA	985	1,915	274	—	—	5	985	1,915	279	3,179	802	2011	6/20/2011	2 - 46
OG	Niagara Falls, NY	1,057	2,187	327	—	38	15	1,057	2,225	342	3,624	927	2011	9/19/2011	2 - 46
OG	Cleveland, TN	962	1,941	324	—	14	6	962	1,955	330	3,247	839	2011	11/28/2011	2 - 46
OG	Chicago, IL	942	2,626	337	—	(484)	—	942	2,142	337	3,421	933	2012	3/26/2012	2 - 47
OG	Katy, TX	1,602	2,170	285	—	—	5	1,602	2,170	290	4,062	825	2012	4/9/2012	2 - 47
OG	Beckley, WV	1,013	2,105	314	—	25	1	1,013	2,130	315	3,458	754	2012	10/1/2012	2 - 47
OG	Columbus, OH	954	2,236	324	—	4	—	954	2,240	324	3,518	714	2013	3/18/2013	2 - 48
OG	Oklahoma City, OK	1,204	2,370	403	—	(221)	—	1,204	2,149	403	3,756	761	2013	4/29/2013	2 - 48
OG	Utica, NY	908	2,728	362	—	(470)	—	908	2,258	362	3,528	745	2013	8/12/2013	2 - 48
OG	Bloomingdale, IL	1,601	—	—	—	—	—	1,601	—	—	1,601	—	1986	1/12/2018	—
OG	El Paso, TX	1,833	—	—	—	—	—	1,833	—	—	1,833	—	1990	6/29/2018	—
OG	Manchester, CT	1,669	—	—	—	—	—	1,669	—	—	1,669	—	1993	7/27/2018	—
OG	Tracy, CA	1,313	—	—	—	—	—	1,313	—	—	1,313	—	2003	11/20/2018	—
OG	Grand Junction, CO	1,480	—	—	—	—	—	1,480	—	—	1,480	—	2002	1/18/2019	—
OG	Logan, UT	1,505	—	—	—	—	—	1,505	—	—	1,505	—	2003	5/1/2019	—
OG	Watertown, NY	1,722	—	—	—	—	—	1,722	—	—	1,722	—	2010	12/6/2019	—
OG	Coralville, IA	1,811	—	—	—	—	—	1,811	—	—	1,811	—	2001	12/26/2019	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OS	Grand Junction, CO	947	—	—	—	—	—	947	—	—	947	—	1999	1/18/2019	—
OS	Sante Fe, NM	1,074	2,914	—	—	—	—	1,074	2,914	—	3,988	53	2018	1/23/2019	14 - 54
OS	Mentor, OH	1,576	—	—	—	—	—	1,576	—	—	1,576	—	2018	9/27/2019	—
OS	Camp Hill, PA	1,288	—	—	—	—	—	1,288	—	—	1,288	—	2020	12/30/2019	—
OSG/SS/JJ	San Antonio, TX	6,941	4,049	—	—	—	—	6,941	4,049	—	10,990	—	1970	12/24/2019	14 - 54
PB	Beavercreek, OH	851	—	—	—	—	—	851	—	—	851	—	2000	6/29/2018	—
PB	Carpentersville, IL	326	514	—	—	—	—	326	514	—	840	28	1992	11/20/2018	5 - 30
PB	Carbondale, IL	534	1,633	—	—	—	—	534	1,633	—	2,167	31	2004	5/31/2019	10 - 40
PE	Cedar Rapids, IA	1,252	—	—	—	—	—	1,252	—	—	1,252	—	2016	1/12/2018	—
PH	Joliet, IL	173	890	—	—	—	—	173	890	—	1,063	75	1970	7/18/2016	5 - 45
PH	Morris, IL	248	533	—	—	—	—	248	533	—	781	72	1972	7/18/2016	5 - 40
PH	Yorkville, IL	200	581	—	—	—	—	200	581	—	781	72	1976	7/18/2016	5 - 40
PH	Lowell, IN	258	611	—	—	—	—	258	611	—	869	80	1978	7/18/2016	5 - 40
PH	Schereville, IN	243	942	—	—	—	—	243	942	—	1,185	100	1975	7/18/2016	5 - 40
PH	Portage, IN	330	1,016	—	—	—	—	330	1,016	—	1,346	117	2002	7/18/2016	5 - 40
PLK	Kingsport, TN	496	1,221	—	—	—	—	496	1,221	—	1,717	51	2013	4/30/2018	11 - 51
PLK	Morristown, TN	552	1,167	—	—	—	—	552	1,167	—	1,719	53	2014	6/15/2018	11 - 51
PLK/USC/GC	Moline, IL	1,298	1,396	—	—	—	—	1,298	1,396	—	2,694	3	2017	12/10/2019	14 - 54
PNCB	Beavercreek, OH	1,537	—	—	—	—	—	1,537	—	—	1,537	—	1994	10/18/2019	—
PNCB	Muskegon, MI	1,373	—	—	—	—	—	1,373	—	—	1,373	—	1970	12/5/2019	—
PTO	Ft. Wayne, IN	3,829	—	—	—	—	—	3,829	—	—	3,829	—	2019	12/24/2019	—
RDI	Greenwood, IN	653	—	—	—	—	—	653	—	—	653	—	1989	10/31/2018	—
RL	Canton, GA	761	2,323	—	—	—	—	761	2,323	—	3,084	130	1999	11/2/2017	10 - 50
RL	Grandville, MI	1,119	2,462	—	—	—	—	1,119	2,462	—	3,581	154	2001	11/2/2017	10 - 50
RL	Cincinnati, OH	1,394	2,348	—	—	—	—	1,394	2,348	—	3,742	151	1975	11/2/2017	10 - 45
RL	Toledo, OH	1,355	2,514	—	—	—	—	1,355	2,514	—	3,869	159	1974	11/2/2017	10 - 45
RL	Erie, PA	978	2,948	—	—	—	—	978	2,948	—	3,926	180	1987	11/2/2017	10 - 45
RL	Cedar Rapids, IA	654	—	—	—	—	—	654	—	—	654	—	1997	1/12/2018	—
RL	Uniontown, PA	1,682	—	—	—	—	—	1,682	—	—	1,682	—	1992	5/29/2018	—
RL	Louisville, KY	1,188	2,087	—	—	—	—	1,188	2,087	—	3,275	67	1991	12/17/2018	5 - 40
RL	Grand Forks, ND	1,357	2,435	—	—	—	—	1,357	2,435	—	3,792	74	1992	12/17/2018	10 - 45
RL	Talleyville, DE	1,222	3,402	—	—	—	—	1,222	3,402	—	4,624	94	1991	12/17/2018	10 - 45
RL	Southaven, MS	1,967	2,521	—	—	—	—	1,967	2,521	—	4,488	75	2005	12/17/2018	10 - 50

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
RL	St. Cloud, MN	1,490	3,665	—	—	—	—	1,490	3,665	—	5,155	95	1990	12/17/2018	10 - 45
RL	Columbus, IN	1,220	1,575	—	—	—	—	1,220	1,575	—	2,795	55	1991	12/17/2018	5 -40
RL	Grand Junction, CO	751	—	—	—	—	—	751	—	—	751	—	1993	1/18/2019	—
RL	Louisville, KY	764	1,420	—	—	—	—	764	1,420	—	2,184	37	1991	6/6/2019	10 - 30
RL	Grand Forks, ND	1,970	2,203	—	—	—	—	1,970	2,203	—	4,174	57	1992	6/6/2019	10 - 30
RL	Talleyville, DE	1,337	1,418	—	—	—	—	1,337	1,418	—	2,755	41	1991	6/6/2019	10 - 30
RL	Southaven, MS	936	2,119	—	—	—	—	936	2,119	—	3,055	34	2005	6/6/2019	5 - 40
RL	St. Cloud, MN	1,813	2,675	—	—	—	—	1,813	2,675	—	4,488	48	1990	6/6/2019	5 - 45
RL	Sioux City, IA	806	—	—	—	—	—	806	—	—	806	—	1990	6/28/2019	—
RL	Coralville, IA	2,078	—	—	—	—	—	2,078	—	—	2,078	—	2001	12/26/2019	—
S52	Naples, FL	2,912	3,619	447	—	7	37	2,912	3,626	484	7,022	1,448	2011	10/10/2011	2 - 46
S52	Jacksonville, FL	2,216	2,729	416	—	6	3	2,216	2,735	419	5,370	1,148	2011	10/24/2011	2 - 46
SDI	Tracy, CA	979	—	—	—	—	—	979	—	—	979	—	2004	11/20/2018	—
SNS	Peru, IL	560	813	—	—	—	—	560	813	—	1,373	108	1996	11/9/2016	5 - 40
SNS	Vero Beach, FL	435	930	—	—	—	—	435	930	—	1,365	105	1998	11/9/2016	10 - 40
SNS	Indianapolis, IN	571	1,050	—	—	—	—	571	1,050	—	1,621	105	1989	1/12/2017	10 -40
SNS	Carmel, IN	887	—	—	—	—	—	887	—	—	887	—	1992	12/30/2019	—
STB	Beavercreek, OH	582	710	—	—	—	—	582	710	—	1,292	50	2014	1/12/2018	11 - 51
STB	Orland Park (Chicago), IL	954	847	—	—	—	—	954	847	—	1,801	55	1993	6/29/2018	5 - 30
STB	Hagerstown, MD	755	1,620	—	—	—	—	755	1,620	—	2,375	55	2014	10/11/2018	11 - 51
STB	Decatur, AL	473	627	—	—	—	—	473	627	—	1,100	18	2007	10/30/2018	25 - 45
STB/VZW/ATI	Huntington, IN	1,927	1,158	—	—	—	—	1,927	1,158	—	3,085	2	2019	11/28/2019	14 - 54
TB	Newburgh, IN	139	1,069	—	—	—	—	139	1,069	—	1,208	80	1994	11/15/2016	14 - 53
TB	Anniston, AL	200	611	—	—	—	—	200	611	—	811	57	2000	1/12/2017	8 - 48
TB	Columbia, SC	1,161	1,086	—	—	—	—	1,161	1,086	—	2,247	110	2009	1/13/2017	12 - 50
TB	Gas City, IN	503	951	—	—	—	—	503	951	—	1,454	83	1999	7/26/2017	5 - 40
TB	Logansport, IN	447	1,261	—	—	—	—	447	1,261	—	1,708	82	1990	7/26/2017	10 - 50
TB	Manchester, CT	1,393	—	—	—	—	—	1,393	—	—	1,393	—	2013	7/27/2018	—
TB	Greenwood, IN	540	—	—	—	—	—	540	—	—	540	—	2007	10/31/2018	—
TB	Grand Junction, CO	886	—	—	—	—	—	886	—	—	886	—	1996	1/18/2019	—
TB	Clovis. NM	307	—	—	—	—	—	307	—	—	307	—	1995	11/21/2019	—
TB	Southaven, MS	935	—	—	—	—	—	935	—	—	935	—	2006	12/20/2019	—
TR	Fort Gratiot, MI	1,248	—	—	—	—	—	1,248	—	—	1,248	—	2007	11/20/2018	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Restaurant Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
TR	Sierra Vista, AZ	1,305	—	—	—	—	—	1,305	—	—	1,305	—	2007	11/20/2018	—
TR	Logan, UT	1,272	—	—	—	—	—	1,272	—	—	1,272	—	2009	5/1/2019	—
TR	La Crosse, WI	1,352	—	—	—	—	—	1,352	—	—	1,352	—	2012	7/25/2019	—
TR	Florence, SC	1,860	—	—	—	—	—	1,860	—	—	1,860	—	2019	12/30/2019	—
WC	Carmel, IN	625	—	—	—	—	—	625	—	—	625	—	1992	12/30/2019	—
WEN	Odessa, TX	822	1,327	—	—	—	—	822	1,327	—	2,149	147	1995	8/2/2016	10 - 45
WEN	Wheat Ridge, CO	453	467	—	—	—	—	453	467	—	920	69	1978	11/9/2016	5 - 40
WEN	Warren, MI	323	946	—	—	—	—	323	946	—	1,269	98	2003	11/9/2016	10 - 40
WEN	Grand Junction, CO	1,113	—	—	—	—	—	1,113	—	—	1,113	—	1994	1/18/2019	—
WEN	Clayton, OH	814	1,097	—	—	—	—	814	1,097	—	1,911	23	2004	6/26/2019	5 - 40
WEN	Warwick, RI	1,343	—	—	—	—	—	1,343	—	—	1,343	—	1999	12/24/2019	—
WFG	San Antonio, TX	—	—	8	2,790	2,069	69	2,790	2,069	77	4,936	523	2008	11/14/2011	2 - 43
ZAX	Snellville, GA	859	1,168	—	—	—	—	859	1,168	—	2,027	110	2003	11/9/2016	10 - 45
		$665,130	$897,588	$48,022	$25,444	$244,687	$86,862	$690,575	$1,142,275	$134,884	$1,967,734	$635,630
(1) ADB refers to the Androscoggin Bank® properties.
APB refers to the Applebee's® properties.
ARB refers to the Arby’s® properties.
ATI refers to the ATI Physical Therapy® properties.
BB refers to the Bahama Breeze® properties.
BE refers to the Bob Evans® properties.
BJS refers to the BJ's Restaurants and Brewhouse® properties.
BK refers to the Burger King® properties.
BWW refers to the Buffalo Wild Wings® properties.
CB refers to the Citibank® properties.
CFA refers to the Chick-fil-A® properties.
CGR refers to the Chili's Grill & Bar® properties.
CJ refers to the Carl's Jr.® properties.

CRB refers to the Carrabba's Italian Grill® properties.
CSK refers to the Cheddar's Scratch Kitchen® properties.
DEN refers to the Denny’s® properties.
DQ refers to the Dairy Queen® properties.
DT/MP refers to the Del Taco® and MOD Pizza® properties.
FAZ refers to the Fazoli’s® properties.
GC refers to the Great Clips® properties.
HAR refers to the Hardee’s® properties.
HIE refers to the Holiday Inn Express® properties.
IHOP refers to the IHOP® properties.
JJ refers to the Jared® properties.
KFC refers to the KFC® properties.
KK refers to the Krystal® properties.
KRYS refers to the Krispy Kreme® properties.
LH refers to the LongHorn Steakhouse® properties.
MCA refers to the McAlister’s Deli® properties.
MCD refers to the the McDonald's® properties.
MVS refers to the the Mavis Discount Tires® properties.
OG refers to the Olive Garden® properties.
OS refers to the Outback Steakhouse® properties.
OSG refers to the Orvis® properties.
PB refers to the Panera Bread® properties.
PE refers to the Panda Express® properties.
PH refers to the the Pizza Hut® properties.
PLK refers to the Popeyes Louisiana Kitchen® properties.
PNCB refers to the PNC Bank® properties.
PTO refers to the Portillo's® properties.

RDI refers to the Rally's Drive-in® properties.
RL refers to the Red Lobster® properties.
RT refers to the Ruby Teusday® properties.
S52 refers to the Seasons 52® properties.
SDI refers to the Sonic Drive-In® properties.
SS refers to the Steak N’ Shake® properties.
SNS refers to the Shake Shack® properties.
STB refers to the Starbucks® properties.
TB refers to the Taco Bell® properties.
TR refers to the Texas Roadhouse® properties.
USC refers to the U.S. Cellular® properties.
VZW refers to the Verizon Wireless® properties.
WC refers to the White Castle® properties.
WEN refers to the Wendy’s® properties.
WFG refers to the Wildfish Seafood Grille® properties.
ZAX refers to the Zaxby’s® properties.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

	December 31, 2019	December 31, 2018
Carrying Costs
Balance - beginning of period	$1,805,281	$1,564,955
Additions placed in service	164,499	253,035
Dispositions	(2,046)	(12,709)
Balance - end of year	$1,967,734	$1,805,281
Accumulated Depreciation
Balance - beginning of year	$(614,584)	$(598,846)
Depreciation expense	(23,092)	(21,256)
Dispositions	2,046	5,518
Balance - end of year	$(635,630)	$(614,584)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2	Amended and Restated Bylaws of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
4.1	Specimen Stock Certificate of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company Registration Statement on Form 10/A filed on October 5, 2015).
4.2*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
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

10.9
Amendment No. 3 to Amended and Restated Revolving Credit and Term Loan Agreement, dated March 22, 2019, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., certain lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2019).

10.10
Amended and Restated Parent Guaranty, dated October 2, 2017, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2017).

10.11	Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan† (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 10, 2015).

10.12	Amendment No. 1 to the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan† (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 24, 2015).
10.13	Form of Lease (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.14	Form of Guaranty by Darden Restaurants, Inc. in respect of certain Leases (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.15	Form of Franchise Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.16	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).
10.17	Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015).
10.18	Amendment to Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.19	Form of Performance-based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.20	Amendment to Form of Performance-based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.21	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.22	Amendment to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.23
Note Purchase Agreement, dated April 19, 2017, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc. and the purchasers party thereto (incorporated be reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017).

10.24*	Form of FY 2020 Performance Restricted Stock Unit Award Agreement
10.25*	Form of FY 2020 Restricted Stock Unit Award Agreement
10.26*	Second Amendment to Form of Restricted Stock Award Agreement
10.27*	Second Amendment to Form of Restricted Stock Unit Award Agreement
21.1*	List of Subsidiaries of Four Corners Property Trust, Inc.
23.1*	Consent of Independent Accountants
31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Lease (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
† Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	February 26, 2020	By:	/s/ William H. Lenehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM H. LENEHAN William H. Lenehan	Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2020

/S/ GERALD R. MORGAN Gerald R. Morgan	Chief Financial Officer (Principal Financial Officer)	February 26, 2020

/S/ NICCOLE M. STEWART Niccole M. Stewart	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020

/S/ JOHN S. MOODY John S. Moody	Director and Chairman of the Board of Directors	February 26, 2020

/S/ DOUGLAS B. HANSEN Douglas B. Hansen	Director	February 26, 2020

/S/ ERIC HIRSCHHORN Eric Hirschhorn	Director	February 26, 2020

/S/ CHARLES L. JEMLEY Charles L. Jemley	Director	February 26, 2020

/S/ MARRAN H. OGILVIE Marran H. Ogilvie	Director	February 26, 2020

/S/ PAUL E. SZUREK Paul E. Szurek	Director	February 26, 2020

E-4