Form 10-Q
period 2020-03-31
Four Corners Property Trust, Inc.
filed 2020-05-08
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of May 7, 2020: 70,323,842

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE MONTHS ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Real estate investments:
Land	$712,647	$690,575
Buildings, equipment and improvements	1,287,621	1,277,159
Total real estate investments	2,000,268	1,967,734
Less: Accumulated depreciation	(641,397)	(635,630)
Total real estate investments, net	1,358,871	1,332,104
Intangible lease assets, net	62,573	57,917
Total real estate investments and intangible lease assets, net	1,421,444	1,390,021
Cash and cash equivalents	90,491	5,083
Straight-line rent adjustment	41,512	39,350
Derivative assets	—	1,451
Other assets	9,780	10,165
Total Assets	$1,563,227	$1,446,070

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$796,452	$669,940
Dividends payable	21,417	21,325
Rent received in advance	8,554	10,463
Derivative liabilities	19,488	5,005
Other liabilities	15,337	12,596
Total liabilities	861,248	719,329

Equity:
Preferred stock, par value $0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 70,323,828 and 70,020,660 shares issued and outstanding, respectively	7	7
Additional paid-in capital	689,601	686,181
Retained earnings	36,246	38,401
Accumulated other comprehensive loss	(27,803)	(3,539)
Noncontrolling interest	3,928	5,691
Total equity	701,979	726,741
Total Liabilities and Equity	$1,563,227	$1,446,070

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental revenue	$37,725	$34,208
Restaurant revenue	4,704	5,393
Total revenues	42,429	39,601
Operating expenses:
General and administrative	3,842	3,946
Depreciation and amortization	7,054	6,361
Property expenses	635	308
Restaurant expenses	4,502	4,983
Total operating expenses	16,033	15,598
Interest expense	(7,003)	(6,747)
Other income	4	413
Income tax expense	(61)	(68)
Net income	19,336	17,601
Net income attributable to noncontrolling interest	(71)	(98)
Net Income Available to Common Shareholders	$19,265	$17,503

Basic net income per share:	$0.28	$0.26
Diluted net income per share:	$0.27	$0.26
Weighted average number of common shares outstanding:
Basic	70,052,772	68,202,950
Diluted	70,258,211	68,453,720
Dividends declared per common share	$0.3050	$0.2875

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$19,336	$17,601
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments	(24,485)	(3,027)
Reclassification adjustment of derivative instruments included in net income	132	(609)
Other comprehensive (loss) income	(24,353)	(3,636)
Comprehensive (loss) income	(5,017)	13,965
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	71	98
Other comprehensive (loss) income attributable to noncontrolling interest	(89)	(21)
Comprehensive (loss) income attributable to noncontrolling interest	(18)	77
Comprehensive (Loss) Income Attributable to Common Shareholders	$(4,999)	$13,888

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2019	70,020,660	$7	$686,181	$38,401	$(3,539)	$5,691	$726,741
Net income	—	—	—	19,265	—	71	19,336
Other comprehensive loss	—	—	—	—	(24,264)	(89)	(24,353)
Redemption of OP units	45,000	—	859	—	—	(1,672)	(813)
ATM proceeds, net of issuance costs	144,321	—	4,288	—	—	—	4,288
Dividends and distributions to equity holders	—	—	—	(21,420)	—	(73)	(21,493)
Stock-based compensation, net	113,847	—	(1,727)	—	—	—	(1,727)
Balance at March 31, 2020	70,323,828	$7	$689,601	$36,246	$(27,803)	$3,928	$701,979

For the Three Months Ended March 31, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2018	68,204,045	$7	$639,116	$46,018	$5,956	$7,867	$698,964
Net income	—	—	—	17,503	—	98	17,601
Other comprehensive loss	—	—	—	—	(3,615)	(21)	(3,636)
Redemption of OP units	—	—	(1,180)	—	—	(1,985)	(3,165)
ATM proceeds, net of issuance costs	25,455	—	660	—	—	—	660
Dividends and distributions to equity holders	—	—	—	(19,626)	—	(101)	(19,727)
Stock-based compensation, net	138,764	—	(1,479)	—	—	—	(1,479)
Balance at March 31, 2019	68,368,264	$7	$637,117	$43,895	$2,341	$5,858	$689,218

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows - operating activities
Net income	$19,336	$17,601
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,054	6,361
Non-cash revenue adjustments	185	12
Amortization of financing costs	512	513
Stock-based compensation expense	831	1,214
Changes in assets and liabilities:
Derivative assets and liabilities	(8,419)	(4)
Straight-line rent adjustment	(2,161)	(2,359)
Rent received in advance	(1,909)	7,049
Other assets and liabilities	1,686	2,522
Net cash provided by operating activities	17,115	32,909
Cash flows - investing activities
Purchases of real estate investments	(37,581)	(20,345)
Advance deposits on acquisition of operating real estate	358	86
Net cash used in investing activities	(37,223)	(20,259)
Cash flows - financing activities
Net proceeds from ATM equity issuance	4,288	660
Proceeds from revolving credit facility	126,000	—
Payment of dividends to shareholders	(21,328)	(19,580)
Distributions to non-controlling interests	(73)	(101)
Redemption of non-controlling interests	(813)	(3,165)
Employee shares withheld for taxes	(2,558)	(2,693)
Net cash provided by (used in) financing activities	105,516	(24,879)
Net decrease in cash and cash equivalents, including restricted cash	85,408	(12,229)
Cash and cash equivalents, including restricted cash, at beginning of period	5,083	93,242
Cash and cash equivalents, including restricted cash, at end of period	$90,491	$81,013
Supplemental disclosures:
Interest paid	$3,736	$3,875
Income taxes paid	$72	$197
Operating lease payments received (lessor)	$35,084	$31,663
Operating lease payments remitted (lessee)	$130	$104
Non-cash investing and financing activities:
Dividends declared but not paid	$21,417	$19,626
Change in fair value of derivative instruments	$(15,934)	$(3,632)

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
Impairment of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes include macroeconomic conditions, including those caused by global pandemics, like the recent coronavirus disease pandemic (“COVID-19”) and restrictions intended to prevent its spread, which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense. We did not record impairment expense during the three months ended March 31, 2020 or 2019.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There was no real estate held for sale at March 31, 2020 or December 31, 2019.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	March 31,	December 31,
(In thousands)	2020	2019
Cash and cash equivalents	$90,491	$5,083
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$90,491	$5,083

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
For leases where the Company is the lessor, we determine the classification upon commencement. At March 31, 2020, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. Prior to adoption of ASC 842, lease origination fees were deferred and amortized over the related lease term as an adjustment to depreciation expense. Subsequent to the adoption of ASC 842 on January 1, 2019, the Company expenses certain initial direct costs that are not incremental in obtaining a lease.
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
For those leases that provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met, the increased rental revenue is recognized as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term. Prior to the adoption of ASC 842, lessor costs reimbursed by the lessee were presented on a net basis in our Consolidated Financial Statements. Subsequent to the adoption of ASC 842 on January 1, 2019, costs paid by the lessor and reimbursed by the lessees are included in variable lease payments and presented on a gross basis within rental revenue. Sales taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental revenue.
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At March 31, 2020 and December 31, 2019, credit card receivables, included in other assets, totaled $11 thousand and $81 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
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
On April 10, 2020, the FASB issued a question-and-answer document regarding accounting for lease concessions and other effects of COVID-19. The document clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under ASC 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e., assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company is evaluating its election on a lease by lease basis. There were no lease concessions granted as a result of COVID-19 during the three months ended March 31, 2020.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 70% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. As of March 31, 2020, FCPT had 305 Olive Garden branded locations in our portfolio, which comprise approximately 42% of our leased properties and approximately 52% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 46 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (12%) and Florida (11%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At March 31, 2020, our exposure to risk related to our derivative instruments totaled $19.5 million including accrued interest, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $72.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Land	$712,647	$690,575
Buildings and improvements	1,152,563	1,142,275
Equipment	135,058	134,884
Total gross real estate investments	2,000,268	1,967,734
Less: Accumulated depreciation	(641,397)	(635,630)
Total real estate investments, net	1,358,871	1,332,104
Intangible lease assets, net	62,573	57,917
Total Real Estate Investments and Intangible Lease Assets, Net	$1,421,444	$1,390,021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three months ended March 31, 2020, the Company invested $37.6 million, including transaction costs, in 23 properties located in eleven states, and allocated the investment as follows: $22.1 million to land, $10.3 million to buildings and improvements, and $5.2 million to intangible assets, including finance ROU assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 5.9 years as of March 31, 2020. The Company did not dispose of any properties during the three months ended March 31, 2020.
During the three months ended March 31, 2019, the Company invested $20.3 million, including transaction costs, in 11 restaurant properties located in four states, and allocated the investment as follows: $11.5 million to land, $4.8 million to buildings and improvements, and $4.0 million to intangible assets principally related to the value of the in-place leases acquired. There was no contingent consideration associated with these acquisitions. The Company did not dispose of any properties during the three months ended March 31, 2019.
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
The following tables detail intangible lease assets and liabilities.

	March 31,	December 31,
(In thousands)	2020	2019
Acquired in-place lease intangibles	$42,105	$38,844
Above-market leases	8,757	7,754
Finance leases - right of use asset (1)	18,007	16,063
Total	68,869	62,661
Less: Accumulated amortization	(6,296)	(4,744)
Intangible Lease Assets, Net	$62,573	$57,917

(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	March 31,	December 31,
(In thousands)	2020	2019
Below-market leases	$2,978	$1,923
Less: Accumulated amortization	(254)	(155)
Intangible Lease Liabilities, Net	$2,724	$1,768

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $1.3 million and $626 thousand for the three months ended March 31, 2020 and 2019, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $185 thousand and $12 thousand for the three months ended March 31, 2020 and 2019.
At March 31, 2020, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 10.5 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, and below-market leases was 10.8 years, 9.0 years, and 9.8 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at March 31, 2020.

(In thousands)	March 31, 2020
2020 (nine months)	$4,635
2021	5,773
2022	5,220
2023	4,292
2024	3,729
Thereafter	18,193
Total Future Amortization	$41,842

NOTE 5 – LEASES
Operating Leases as Lessee
As a lessee we record ROU assets and lease liabilities for the two ground leases at our Kerrow Restaurant Operating Business. These ground leases have extension options, which we believe will be exercised and are included in the calculation of our lease liabilities and right-of-use assets. In calculating the lease obligations under the ground leases, we used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
Operating Lease Liability
As of March 31, 2020, maturities of operating lease liabilities were as follows:

(In thousands)	March 31, 2020
2020 (nine months)	$198
2021	282
2022	290
2023	290
2024	290
Thereafter	5,671
Total Payments	7,021
Less: Interest	(2,634)
Operating Lease Liability	$4,387

The weighted-average discount rate for operating leases at March 31, 2020 was 4.52%. The weighted-average remaining lease term was 21.1 years.
Rental expense was $52 thousand and $48 thousand for the three months ended March 31, 2020 and 2019, respectively.

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
The following table shows the components of rental revenue for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands)	2020	2019
Lease revenue - operating leases	$37,248	$34,010
Variable lease revenue (tenant reimbursements)	477	198
Total Rental Revenue	$37,725	$34,208

Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	March 31, 2020
2020 (nine months)	$106,965
2021	144,129
2022	145,044
2023	145,455
2024	146,756
Thereafter	1,009,944
Total Future Minimum Lease Payments	$1,698,293

Ground Leases as Lessee
As of March 31, 2020, the Company had finance ground lease assets aggregating $18.0 million. These assets are included in intangible lease assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 64 years to 99 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 94.9 years at March 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Operating lease right-of-use asset	$3,783	$3,810
Prepaid acquisition costs and deposits	3,736	4,219
Prepaid assets	929	845
Accounts receivable	492	380
Food and beverage inventories	170	196
Other	670	715
Total Other Assets	$9,780	$10,165

Other Liabilities
The components of other liabilities were as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Operating lease liability	$4,387	$4,403
Accrued interest expense	4,327	1,572
Accrued compensation	827	1,913
Accounts payable	173	799
Intangible lease liabilities, net	2,724	1,768
Accrued operating expenses	122	396
Other	2,777	1,745
Total Other Liabilities	$15,337	$12,596

NOTE 7 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At March 31, 2020, and December 31, 2019, our long-term debt consisted of (1) $400 million of non-amortizing term loans, and (2) $225 million of senior, unsecured, fixed rate notes. At March 31, 2020 and December 31, 2019, the outstanding borrowings under the revolving credit facility were $178 million and $52 million, respectively, and there were no outstanding letters of credit.
The following table presents the Term Loan balances as of March 31, 2020 and December 31, 2019.

				Outstanding Balance
	Maturity	Interest		March 31,	December 31,
(Dollars in thousands)	Date	Rate		2020	2019
Term Loans:
Term loan due 2022	Nov 2022	2.36%	(a)	$150,000	$150,000
Term loan due 2023	Nov 2023	2.26%	(a)	150,000	150,000
Term loan due 2024	Mar 2024	2.26%	(a)	100,000	100,000
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.25%-1.35% at March 31, 2020.
The following table presents the senior unsecured fixed rate notes balance as of March 31, 2020 and December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

			Outstanding Balance
	Maturity	Interest	March 31,	December 31,
(Dollars in thousands)	Date	Rate	2020	2019
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Total Notes			$225,000	$225,000

At March 31, 2020, and December 31, 2019, net unamortized deferred financing costs were approximately $6.5 million and $7.1 million, respectively. During the three months ended March 31, 2020 and 2019, amortization of deferred financing costs was $512 thousand and $513 thousand, respectively. The weighted average interest rate on the term loans before consideration of the interest rate hedge described below was 2.30% and 3.01% at March 31, 2020 and December 31, 2019, respectively.
The Company was in compliance with all debt covenants at March 31, 2020.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 31, 2020 and December 31, 2019, $300 million of our variable-rate debt is hedged by swaps with notional values totaling $300 million.
During the quarter ended March 31, 2020, the Company terminated two cash flow hedges in connection with a $125 million private note offering that was entered into on March 31, 2020. The first hedge was an interest rate swap that had a fixed notional value of $50 million entered into on August 9, 2019 with an effective date of July 31, 2020 and a maturity date of July 31, 2030, where the fixed rate paid by the Company was 1.625% and the variable rate received reset monthly to the three-month LIBOR rate. The second hedge was an interest rate swap that had a fixed notional value of $50 million entered into on February 20, 2020 with an effective date of May 1, 2020 and a maturity date of May 1, 2030, where the fixed rate paid by the Company was 1.450% and the variable rate received reset monthly to a three-month LIBOR rate. The swaps were terminated on March 10, 2020 for approximately an $8.4 million loss which will be amortized over the next 10 years as interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $5.4 million will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the three months ended March 31, 2020 and 2019, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2020 and December 31, 2019.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		March 31, 2020	December 31, 2019		March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$—	$1,451	Derivative liabilities	$19,488	$5,005
Total		$—	$1,451		$19,488	$5,005

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three months ended March 31, 2020 and 2019.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended March 31, 2020	$(24,485)	Interest expense	$132	$(7,003)
Three months ended March 31, 2019	$(3,027)	Interest expense	$(609)	$(6,747)

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at March 31, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2020	$—	$—	$—	$—	$—	$—
December 31, 2019	1,451	—	1,451	(115)	—	1,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2020	$19,488	$—	$19,488	$—	$—	$19,488
December 31, 2019	5,005	—	5,005	(115)	—	4,890
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At March 31, 2020 and December 31, 2019, the fair value of derivatives related to these agreements was approximately $19.5 million in net liabilities and $1.3 million in net assets, respectively. As of March 31, 2020, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at March 31, 2020, we could have been required to settle our obligations under the agreements at their termination value of approximately $19.5 million.
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2020 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended March 31, 2020 and 2019, we recorded income tax expense of $61 thousand and $68 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of March 31, 2020. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At March 31, 2020 and December 31, 2019, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at March 31, 2020 and December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Common Stock
At March 31, 2020 and December 31, 2019, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At March 31, 2020, there were 70,323,828 shares of the Company's common stock issued and outstanding.
On March 16, 2020, we declared a dividend of $0.3050 per share, which was paid in April 2020 to common stockholders of record as of March 31, 2020.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company established an “At-the-Market” (“ATM”) equity issuance program under which the Company may, at its discretion, issue and sell its common stock through ATM offerings on the New York Stock Exchange through broker-dealers. On March 22, 2019, the Company amended its ATM program and increased the maximum sales under ATM offerings to $210.0 million. In connection with the amended ATM program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock under the amended ATM program. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.
During the three months ended March 31, 2020, the Company executed a forward sale agreement under the ATM program with a financial institution acting as forward purchaser to sell 144,321 shares of common stock at an average forward offering price per share of $30.23. During the three months ended March 31, 2020, the Company physically settled this forward sale agreement and issued 144,321 shares for net proceeds of $4.3 million. There were no other issuance under the ATM program during the three months ended March 31, 2020.
At March 31, 2020, there was $157.4 million available for issuance under the ATM program.
Noncontrolling Interest
At March 31, 2020, there were 204,392 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the three months ended March 31, 2020, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $3.8 million and $7.9 million as of March 31, 2020 and December 31, 2019, respectively.
At March 31, 2020, FCPT was the owner of approximately 99.71% of FCPT’s OP units. The remaining 0.29%, or 204,392 of FCPT’s OP units were held by unaffiliated limited partners. During the three months ended March 31, 2020, FCPT OP distributed $73 thousand to its limited partners and settled redemptions of 85,000 OP units; 40,000 OP units for cash, at a weighted average price per unit of $20.30 for $813 thousand; and 45,000 OP units for shares of common stock.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three months ended March 31, 2020 and 2019.

(In thousands except for shares and per share data)	Three Months Ended March 31,
	2020	2019
Average common shares outstanding – basic	70,052,772	68,202,950
Net effect of dilutive equity awards	205,439	250,770
Average common shares outstanding – diluted	70,258,211	68,453,720
Net income available to common shareholders	$19,265	$17,503
Basic net earnings per share	$0.28	$0.26
Diluted net earnings per share	$0.27	$0.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the three months ended March 31, 2020 and 2019, the number of outstanding equity awards that were anti-dilutive totaled 208,958 and 69,894, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended March 31, 2020 and 2019 was 257,648 and 348,548, respectively.
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
At March 31, 2020, 1,058,420 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $6.2 million at March 31, 2020 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2020	$1,290	$1,427	$406	$3,123
Equity grants	400	1,536	1,976	3,912
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(218)	(383)	(230)	(831)
Unrecognized Compensation Cost at March 31, 2020	$1,472	$2,580	$2,152	$6,204

At March 31, 2020, the weighted average amortization period remaining for all of our equity awards was 2.4 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At March 31, 2020 and December 31, 2019, there were 105,410 and 91,473 RSUs outstanding, respectively. During the three months ended March 31, 2020, there were 13,937 shares of restricted stock granted, no restrictions on RSUs lapsed, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2025.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At March 31, 2020 and December 31, 2019, there were 104,653 and 101,267 RSAs outstanding, respectively. During the three months ended March 31, 2020, there were 53,505 shares of restricted stock granted and zero shares forfeited, and restrictions on 50,119 RSAs lapsed and were distributed, of which 23,172 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2023. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At March 31, 2020 and December 31, 2019, the target number of PSUs that were unvested was 204,334 and 204,068, respectively. During the three months ended March 31, 2020, PSUs with a target number of 66,474 shares were granted and PSUs with a target number of 63,538 shares vested. The total shareholder return calculated for these PSUs resulted in a distribution of 200% of target shares, resulting in the distribution of 127,076 shares, of which 64,446 were withheld for tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The performance period of the unvested grants run from January 1, 2020 through December 31, 2022, from January 1, 2019 through December 31, 2021, and from January 1, 2018 through December 31, 2020. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a combination of relative shareholder return and total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2020 PSU grant, the Company used an implied volatility assumption of 17.4% (based on historical volatility), risk free rates of 2.50% (the three-year Treasury rates on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), which resulted in a grant date fair value of $1.98 million.
Based on the grant date fair value, the Company expects to recognize $2.15 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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

March 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$19,488	$—	$19,488

December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$1,451	$—	$1,451
Liabilities
Derivative liabilities	$—	$5,005	$—	$5,005

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at March 31, 2020, and December 31, 2019 were classified as Level 2 of the fair value hierarchy.
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

	March 31, 2020
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$151,058
Term loan due 2023	150,000	150,994
Term loan due 2024	100,000	100,731
Senior fixed note due June 2024	50,000	55,684
Senior fixed note due June 2027	75,000	88,581
Senior fixed note due June 2026	50,000	57,602
Senior fixed note due June 2028	50,000	59,541
Revolving credit facility	178,000	179,204

	December 31, 2019
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$150,834
Term loan due 2023	150,000	150,510
Term loan due 2024	100,000	100,352
Senior fixed note due June 2024	50,000	52,496
Senior fixed note due June 2027	75,000	81,176
Senior fixed note due June 2026	50,000	52,946
Senior fixed note due June 2028	50,000	53,902
Revolving credit facility	52,000	52,306

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
NOTE 14 – SEGMENTS
During the three months ended March 31, 2020 and 2019, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three months ended March 31, 2020 and 2019.
Three Months Ended March 31, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$37,725	$—	$—	$37,725
Intercompany rental revenue	136	—	(136)	—
Restaurant revenue	—	4,704	—	4,704
Total revenues	37,861	4,704	(136)	42,429
Operating expenses:
General and administrative	3,842	—	—	3,842
Depreciation and amortization	6,923	131	—	7,054
Property expenses	635	—	—	635
Restaurant expenses	—	4,638	(136)	4,502
Total operating expenses	11,400	4,769	(136)	16,033
Interest expense	(7,003)	—	—	(7,003)
Other income	4	—	—	4
Income tax expense	(37)	(24)	—	(61)
Net Income (Loss)	$19,425	$(89)	$—	$19,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended March 31, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$34,208	$—	$—	$34,208
Intercompany rental revenue	102	—	(102)	—
Restaurant revenue	—	5,393	—	5,393
Total revenues	34,310	5,393	(102)	39,601
Operating expenses:
General and administrative	3,946	—	—	3,946
Depreciation and amortization	6,224	137	—	6,361
Property expenses	308	—	—	308
Restaurant expenses	—	5,085	(102)	4,983
Total operating expenses	10,478	5,222	(102)	15,598
Interest expense	(6,747)	—	—	(6,747)
Other income	413	—	—	413
Income tax expense	(34)	(34)	—	(68)
Net Income	$17,464	$137	$—	$17,601
The following tables present supplemental information by segment at March 31, 2020 and December 31, 2019.
Supplemental Segment Information at March 31, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,983,332	$16,936	$2,000,268
Accumulated depreciation	(635,886)	(5,511)	(641,397)
Total real estate investments, net	1,347,446	11,425	1,358,871
Cash and cash equivalents	89,845	646	90,491
Total assets	1,546,881	16,346	1,563,227
Long-term debt, net of deferred financing costs	796,452	—	796,452
Supplemental Segment Information at December 31, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,952,855	$14,879	$1,967,734
Accumulated depreciation	(630,250)	(5,380)	(635,630)
Total real estate investments, net	1,322,605	9,499	1,332,104
Cash and cash equivalents	4,032	1,051	5,083
Total assets	1,431,003	15,067	1,446,070
Long-term debt, net of deferred financing costs	669,940	—	669,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after March 31, 2020, the date of the Consolidated Balance Sheet, through May 6, 2020 and noted the following:
On March 31, 2020, FCPT entered into agreements to issue $125 million of senior unsecured notes (the "Notes"). The Notes consist of $75 million of notes with a ten-year term, which funded on April 8, 2020, and mature on April 8, 2030, and priced at a fixed interest rate of 3.20%, and $50 million of notes with a nine-year term, which are expected to fund on June 9, 2020, and mature on June 9, 2029, and priced at a fixed interest rate of 3.15%. These notes were issued at par value. In connection with this offering, FCPT terminated interest rate swaps entered into previously to hedge the interest rate of this offering at a loss that will be amortized over the life of the Notes and add approximately 0.67% to the all-in annual interest rate expense.
Pandemic-Related Contingencies
On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). On March 11, 2020, WHO characterized the COVID-19 outbreak as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of the novel coronavirus (COVID-19) has reduced travel and adversely affected the hospitality industry in general. The actual and threatened spread of coronavirus nationally or in the locations in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce volume of business nationally. During and subsequent to the first quarter, the continually evolving COVID-19 pandemic impacted our tenants, especially those in industries considered “non-essential” under varying state “shelter-in-place” or “stay-at-home” orders and other restrictions on types of businesses that may continue to operate, and our restaurant business operations. The Company has taken precautions to protect the safety, health and well-being of its employees and tenants.
The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries, and it could materially adversely impact the Company and its tenants. The macroeconomic effects of the COVID-19 outbreak could also materially adversely affect the Company’s properties, as well as many other aspects of the Company’s business, financial condition, and results of operations. At this point, the extent to which COVID-19 may result in short- or long-term interruptions in the Company’s business operations or impact our financial condition or results of operations is uncertain.
As of April 30, 2020, a material number of our properties remain closed or impacted by the pandemic and the Company received April and May 2020 rent payments of over 89% and 83%, respectively, of our portfolio, as measured by contractual annual base rent. The Company currently remains in active discussions and negotiations with its impacted tenants and restaurant owners and anticipates the need to grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such rent relief is currently unknown as negotiations have recently been initiated. We anticipate an impact to our rent collections throughout 2020 as a result of reduced activity at our properties due to government-imposed restrictions and changes in consumer behavior. The Company is not currently aware of any loss contingencies related to this matter that would require recognition at this time.
There were no other material subsequent events or transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. (the “Company”) uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission. One of the most significant of such factors is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2019. Any references to “FCPT,” “the Company,” “we,” “us,” or “our” refer to Four Corners Property Trust, Inc. as an independent, publicly traded, self-administered company.
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

During the three months ended March 31, 2020, FCPT acquired 23 properties for a total investment value of $37.6 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 5.9 years.
At March 31, 2020, our lease portfolio had the following characteristics:

•	722 properties located in 46 states and representing an aggregate leasable area of 4.8 million square feet;

•	99.6% occupancy (based on leasable square footage);

•	An average remaining lease term of 10.8 years (weighted by annualized base rent); and

•	An average annual rent escalation of 1.5% through December 31, 2029 (weighted by annualized base rent).

COVID-19
The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the second quarter of 2020 and future periods.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our tenants. The impact of the outbreak is rapidly evolving and many areas of the United States, including where we own properties and where our headquarters are located, have instituted quarantines, “shelter in place” and “stay at home” orders, and restrictions on types of business that may continue to operate. As our managed restaurants and certain of our tenants, especially those in industries considered “non-essential” under these varying restrictions, experience challenges or even closures, we anticipate there to be an impact on our and their financial condition, results of operations, liquidity and creditworthiness. That impact may directly result in a reduction in our restaurant revenues, rental income and/or an increase in our property costs and impairments, as well as indirectly result in an increase in our general and administrative expenses, as we experience higher collectability issues and incur costs to negotiate lease amendments and grant rent concessions or other lease-related relief as our management team and board deem appropriate on a case-by-case basis based on each tenant’s unique financial and reporting situation. We cannot predict when restrictions currently in place will expire, and even if such restrictions are lifted, if they may be put back in place at a later date. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our tenants operate and the ultimate consequences to our business remain unknown.
The Company has taken a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on the Company’s operations and liquidity, including the following:

•
The Company has adapted its operations to protect employees, including by implementing a work from home policy, and the Company’s IT systems have enabled its team to work successfully despite the work from home restrictions.

•
To enhance its liquidity position and maintain financial flexibility, the Company entered into agreements to issue $125 million of senior unsecured notes (the “Notes”) on March 31, 2020. The Notes consist of $75 million of notes with a ten-year term, which funded on April 8, 2020, and mature on April 8, 2030, and priced at a fixed interest rate of 3.20%, and $50 million of notes with a nine-year term, which are expected to fund on June 9, 2020, and mature on June 9, 2029, and priced at a fixed interest rate of 3.15%. These notes were issued at par value. During the first quarter of 2020, the Company also drew down an incremental $60 million on its credit facility to retain as a cash reserve.

•
As of May 5, 2020, the Company had approximately $150 million in cash and cash equivalents, excluding the additional $50 million of notes expected to fund on June 9, 2020, and an additional $72 million available under its unsecured revolving credit facility.

•
The Company does not have any unsecured debt maturing until its revolving credit facility expires in November 2021, subject to the Company’s option to extend for two additional six-month periods to November 2022. Additionally, the Company does not have any secured debt.

•	The Company has generally paused on making additional property acquisitions and has worked with counterparties to postpone closings until it has additional clarity on overall business conditions.

•	As of May 5, 2020, the Company did not have any material non-refundable deposits outstanding with respect to the acquisitions in its pipeline.

•	The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.
In addition, we cannot predict the impact that COVID-19 will have on our tenants. As of May 5, 2020, we received April and May 2020 rent payments over 89% and 83%, respectively, of our portfolio, as measured by contractual annual base rent. In addition, we received short-term rent relief requests, most often in the form of rent deferral requests or requests for further discussion from tenants, from substantially all of our portfolio, as measured by contractual annual base rent, which the Company is evaluating on a case-by-case basis. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent for such periods, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. Due to the uncertainty described above, the impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot be determined at this time and the comparability of the Company’s results of operations for the three months ended March 31, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on our business, see Part II, Item 1A titled “Risk Factors.”
Results of Operations
During the three months ended March 31, 2020, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three months ended March 31, 2020 and 2019 as summarized in the table below:

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenues:
Rental revenue	$37,725	$34,208
Restaurant revenue	4,704	5,393
Total revenues	42,429	39,601
Operating expenses:
General and administrative	3,842	3,946
Depreciation and amortization	7,054	6,361
Property expenses	635	308
Restaurant expenses	4,502	4,983
Total operating expenses	16,033	15,598
Interest expense	(7,003)	(6,747)
Other income	4	413
Income tax expense	(61)	(68)
Net income	19,336	17,601
Net income attributable to noncontrolling interest	(71)	(98)
Net Income Attributable to Common Shareholders	$19,265	$17,503

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Real Estate Operations
Rental Revenue
Rental revenue increased $3.5 million, or 10.3%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was due to the acquisition of 109 properties, during the year-over-year period from April 1, 2019 through March 31, 2020. During the three months ended March 31, 2020, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $477 thousand as compared to $198 thousand during the three months ended March 31, 2019. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses decreased $104 thousand, or 2.6%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the decrease in stock compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $693 thousand, or 10.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to the acquisition of 109 properties, during the year-over-year period from April 1, 2019 through March 31, 2020.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. Franchise tax and other non-reimbursable property and transaction costs were previously recognized in general and administrative. During the three months ended March 31, 2020, we recorded property expenses of $635 thousand, of which $477 thousand was reimbursed by tenants. During the three months ended March 31, 2029, we recorded property expenses of $308 thousand, of which $198 thousand was reimbursed by tenants.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $225 million of senior fixed rate notes. Interest expense increased $0.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the usage of our revolving credit facility. As of March 31, 2020 we had outstanding borrowings under the revolving credit facility of $178 million.
Realized Gain on Sale, Net
The Company did not sell any assets during the three months ended March 31, 2020 or the three months ended March 31, 2019.
Income Taxes
During the three months ended March 31, 2020 and 2019, our income tax expense was $61 thousand and $68 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.

Restaurant Operations
Restaurant revenues decreased by $689 thousand, or 12.8%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a the temporary closure of the restaurants as a result of the COVID-19 pandemic and restrictions intended to prevent its spread.
Total restaurant expenses decreased by $481 thousand, or 9.7%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due a decrease in the hours of restaurant employees and cost of good sold as the temporary closure of the restaurants as a result of the COVID-19 pandemic.
Critical Accounting Policies
The preparation of FCPT’s consolidated financial statements in conformance with U.S. GAAP requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At March 31, 2020, we had $90.5 million of cash and cash equivalents and $72.0 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2021, subject to our ability to extend the term for two additional six-month periods to November 9, 2022. During the three months ended March 31, 2020, out of an abundance of caution and in addition to the use of FCPT’s credit facility in the ordinary course of business, FCPT drew down an incremental $60 million on its credit facility to retain as a cash reserve. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 7 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of March 31, 2020, we had no outstanding borrowings under our revolving credit facility and no outstanding letters of credit. The credit facility also includes $400 million of non-amortizing term loans, of which $150 million will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. At March 31, 2020, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 2.81%.
In March 2019, we entered into a new ATM program, pursuant to which up to $210 million of additional shares of common stock may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, by privately negotiated transactions (including block sales) or by any other methods permitted by applicable law.
During the three months ended March 31, 2020, the Company executed a forward sale agreement under the ATM program with a financial institution acting as forward purchaser under the ATM program to sell 144,321 shares of common stock at an average forward offering price per share of $30.23. During the three months ended March 31, 2020, the Company physically settled this forward sale agreement and issued 144,321 shares of common stock for net proceeds of $4.3 million. Under the March 2019 ATM program, through March 31, 2020, we have issued 1,807,437 shares and raised $52.6 million before issuance costs. At March 31, 2020, there was $157.4 million available for issuance under our ATM program.

We have entered into interest rate swaps to hedge the interest rate variability associated with our credit facility. On November 9, 2015, we entered into an interest rate swap that has a fixed notional value of $200 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is 1.557% and the variable rate received resets monthly to the one-month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2018, and a maturity date of November 9, 2021, where the fixed rate paid by FCPT OP is 1.960% and the variable rate received resets monthly to the one-month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2020, a maturity date of November 9, 2023, where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one-month LIBOR rate. On August 29, 2017, we entered into a 2-year swap with a fixed notional value of $100 million for its first twelve months and $200 million for its second twelve months with an effective date of November 9, 2020, a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one-month LIBOR rate. On June 11, 2019, we entered into a swap with a fixed notional value of $150 million, an effective date of November 9, 2022, and a maturity date of November 9, 2024, where the fixed rate paid by FCPT OP is 1.913% and the variable rate received resets monthly to the one-month LIBOR rate.
These five hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income.
During the quarter ended March 31, 2020, the Company terminated two cash flow hedges in connection with a $125 million private note offering that was entered into on March 31, 2020. The first hedge was an interest rate swap that had a fixed notional value of $50 million entered into on August 9, 2019 with an effective date of July 31, 2020 and a maturity date of July 31, 2030, where the fixed rate paid by FCPT was 1.625% and the variable rate received reset monthly to the three-month LIBOR rate. The second hedge was an interest rate swap that had a fixed notional value of $50 million entered into on February 20, 2020 with an effective date of May 1, 2020 and a maturity date of May 1, 2030, where the fixed rate paid by FCPT was 1.450% and the variable rate received reset monthly to the three-month LIBOR rate. The swaps were terminated on March 10, 2020 for approximately a $8.4 million loss which will be amortized over the next 10 years as interest expense.
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
On March 31, 2020, FCPT and FCPT OP entered into private placements pursuant to a note purchase agreement with various purchasers pursuant to which FCPT OP agreed to issue $125.0 million of senior unsecured notes comprised of (i) $75.0 million of notes with a ten-year term that funded on April 8, 2020 and maturing on April 8, 2030, and priced at a fixed interest rate of 3.20%, and (ii) $50.0 million of notes with a nine-year term funding on June 9, 2020 and maturing on June 9, 2029, and priced at a fixed interest rate of 3.15%.
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
Impact of COVID-19 on Liquidity and Financial Condition
As a result of the short-term and potential longer term impact of COVID-19 and the actions taken to minimize its spread, we may temporarily reduce the annual rate of our annual cash dividends. We currently intend to continue paying sufficient dividends to maintain our status as a REIT.
Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. As discussed in more detail below, the effects of COVID-19 and the actions taken to minimize its spread have had an adverse impact on our tenant’s ability to operate and could impact their ability to pay rent to us and therefore have a significant longer term adverse impact on our cash flow and financial condition. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales.
The Company continues to monitor the outbreak of COVID-19 and its impact on our overall liquidity position and outlook. The ultimate impact COVID-19 may have on our operational and financial performance over the next 12 months is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our tenants, on restaurants that we manage and the magnitude and duration of the pandemic, including its impact on social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs. Our ability to retain our outstanding borrowings and utilize remaining amounts available under our revolving credit facility will depend on our continued compliance with the applicable financial covenants and other terms of our credit agreements, which may be impacted by tenant store closures and failure of tenants to pay rent.
Pandemic-Related Contingencies
During and subsequent to the first quarter of 2020, the continually evolving COVID-19 pandemic impacted our tenants and business operations. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to possibly grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such rent relief is currently unknown as negotiations have recently been initiated. The Company is not currently aware of any loss contingencies related to this matter that would require recognition at this time.
Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent and mitigate its spread could have additional adverse effects on our business, including but not limited to:

•
the ability and willingness of our tenants to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, particularly in light of the adverse impact to the financial health of many restaurant owners that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate in future;

•
macroeconomic conditions, such as a disruption of or lack of access to the capital markets and the adverse impact of the recent significant decline in our share price from prices prior to the spread of the COVID-19 pandemic;

•
the broader impact of the severe economic contraction due to the COVID-19 pandemic, the resulting increase in unemployment that has occurred and its effect on consumer behavior, and negative consequences that will occur if these trends are not timely reversed; and

•	potential reduction in our operating effectiveness as employees work remotely or if key personnel become unavailable due to illness or other personal circumstances related to COVID-19.
The COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, in the first quarter of 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
Off-Balance Sheet Arrangements
At March 31, 2020, we had no off-balance sheet arrangements.
Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
Net income	$19,336	$17,601
Depreciation and amortization on real estate investments	7,036	6,344
FFO (as defined by NAREIT)	$26,372	$23,945
Straight-line rent	(2,161)	(2,359)
Stock-based compensation	831	1,214
Non-cash amortization of deferred financing costs	512	513
Other non-cash interest expense (income)	(1)	(3)
Non-real estate investment depreciation	18	17
Amortization of above and below market leases	185	12
Adjusted Funds from Operations (AFFO)	$25,756	$23,339

Fully diluted shares outstanding (1)	70,515,859	68,802,268

FFO per diluted share	$0.37	$0.35

AFFO per diluted share	$0.37	$0.34
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A titled “Risk Factors.” Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2019.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2020, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in Part I, Item 1A. “Risk Factors” beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, other than as set forth below, which supplements the above referenced risk factors disclosed in our Annual Report on Form 10-K.
Actual or perceived threats associated with epidemics, pandemics or public health crises could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to access the capital markets and satisfy debt service obligations and make distributions to our stockholders.
Epidemics, pandemics or other public health crises, including the recent spread of novel strain of coronavirus (“COVID-19”), that impact economic and market conditions, particularly in markets where our properties are located, and preventative measures taken to alleviate any public health crises, including “shelter-in-place” or “stay-at-home” orders issued by local, state or federal authorities, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity and ability to access capital markets and satisfy our debt service obligations, and make distributions to our stockholders, and may affect our ability as a net-lease real estate investment trust to acquire properties or lease properties to our tenants, who may be unable, as a result of any economic downturn occasioned by public health crises, to make rental payments when due.
Our restaurant tenants, as well as our tenants that operate other retail businesses, depend on in-person interactions with their customers to generate unit-level profitability, and an epidemic, pandemic or other public health crisis may decrease customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders may prevent customers from frequenting, our tenants’ businesses, which may result in our tenants’ inability to maintain profitability and make timely rental payments to us under their leases. In connection with the business stoppages at many of our properties, we have been engaged in discussions with tenants about how best to respond to the COVID-19 pandemic and restrictions intended to prevent its spread. In connection with these discussions, as of the date of this report, we have received rent concession requests from a substantial number of our tenants, including from many tenants who paid us rent for the months of April and May.  Most requests have been rent deferment requests related to when rent will be received, not if rent will be received.  In addition to responding to rent concession requests, we are also in active discussions with the vast majority of our tenants about how we can help them during this short-term crisis in ways that, on a long-term basis, create value for our stockholders as well.  While we have not agreed to any lease amendments or rent concessions with any of our tenants as of the date of this report, discussions with these tenants are ongoing, and we anticipate the need to enter into lease amendments and grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease.  Whether we enter into any lease amendments or grant such rent concessions or other lease-related relief will be made by our management team and board, as appropriate, based on each tenant’s unique financial and operating situation.
However, the ongoing COVID-19 pandemic and restrictions intended to prevent its spread has already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, in the first quarter of 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession. Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy our debt service obligations and make distributions to our stockholders in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

•	the financial condition and viability of tenants and our tenants’ ability or willingness to pay rent in full on a timely basis;

•	state, local, federal and industry-initiated efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;

•	our need to restructure leases with our tenants and our ability to do so on favorable terms or at all;

•
our ability to renew leases or re-lease available space in our proprieties on favorable terms or at all in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, including as a result of a deterioration in the economic and market conditions in markets where our properties are located or due to restrictions intended to prevent the spread of COVID-19 that frustrate our leasing activities, particularly in light of the adverse impact to the financial health of many restaurant owners that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate in the future;

•
a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions (or a refusal or failure of one or more lenders under our revolving credit facility or purchasers under our note purchase agreement to fund their respective financing commitment to us), as well as the recent significant decline in our share price from prices prior to the spread of the COVID-19 pandemic, may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or retire, replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and/or our tenants’ ability to meet liquidity and capital expenditure requirements;

•
the broader impact of the severe economic contraction due to the COVID-19 pandemic and restrictions intended to prevent its spread, the resulting increase in unemployment that has occurred and its effect on consumer behavior, and negative consequences that will occur if these trends are not timely reversed;

•
complete or partial shutdowns of one or more of our tenants’ facilities or distribution centers, temporary or long-term disruptions in our tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our tenants’ operations, which could force our tenants to reduce, delay or eliminate offerings of their products and services, reduce or eliminate their revenues and liquidity and/or result in their bankruptcy or insolvency;

•
our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel (including on-site employees) are impacted in significant numbers by the COVID-19 pandemic and are not willing, available or allowed to conduct work; and

•	our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during the COVID-19 pandemic.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic or restrictions intended to prevent its spread. Nevertheless, the ongoing COVID-19 pandemic and restrictions intended to prevent its spread and the current financial, economic and capital markets environment and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy our debt service obligations and make distributions to our stockholders. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in the Company’s most recent annual report on Form 10-K for the year ended December 31, 2019.
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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	May 7, 2020	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2020	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 7, 2020	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)