Form 10-Q
period 2020-06-30
Four Corners Property Trust, Inc.
filed 2020-08-03
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-37538
Four Corners Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

591 Redwood Highway,	Suite 3215,	Mill Valley,	CA	94941
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of July 31, 2020: 70,337,392

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND SIX MONTHS ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Real estate investments:
Land	$733,680	$690,575
Buildings, equipment and improvements	1,295,483	1,277,159
Total real estate investments	2,029,163	1,967,734
Less: Accumulated depreciation	(647,123)	(635,630)
Total real estate investments, net	1,382,040	1,332,104
Intangible lease assets, net	66,398	57,917
Total real estate investments and intangible lease assets, net	1,448,438	1,390,021
Cash and cash equivalents	5,098	5,083
Straight-line rent adjustment	43,621	39,350
Derivative assets	—	1,451
Other assets	14,998	10,165
Total Assets	$1,512,155	$1,446,070

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$747,296	$669,940
Dividends payable	21,420	21,325
Rent received in advance	9,036	10,463
Derivative liabilities	22,019	5,005
Other liabilities	14,952	12,596
Total liabilities	814,723	719,329

Equity:
Preferred stock, par value $0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 70,333,387 and 70,020,660 shares issued and outstanding, respectively	7	7
Additional paid-in capital	690,389	686,181
Retained earnings	33,292	38,401
Accumulated other comprehensive loss	(30,168)	(3,539)
Noncontrolling interest	3,912	5,691
Total equity	697,432	726,741
Total Liabilities and Equity	$1,512,155	$1,446,070

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental revenue	$38,034	$34,415	$75,759	$68,623
Restaurant revenue	2,895	5,153	7,599	10,546
Total revenues	40,929	39,568	83,358	79,169
Operating expenses:
General and administrative	3,719	3,431	7,560	7,377
Depreciation and amortization	7,093	6,518	14,148	12,879
Property expenses	1,066	417	1,701	725
Restaurant expenses	3,310	4,954	7,812	9,937
Total operating expenses	15,188	15,320	31,221	30,918
Interest expense	(7,319)	(6,557)	(14,322)	(13,304)
Other income	162	306	166	719
Income tax expense	(64)	(61)	(125)	(129)
Net income	18,520	17,936	37,856	35,537
Net income attributable to noncontrolling interest	(54)	(68)	(125)	(166)
Net Income Available to Common Shareholders	$18,466	$17,868	$37,731	$35,371

Basic net income per share:	$0.26	$0.26	$0.54	$0.52
Diluted net income per share:	$0.26	$0.26	$0.54	$0.52
Weighted average number of common shares outstanding:
Basic	70,261,189	68,302,395	70,137,490	68,282,947
Diluted	70,370,769	68,501,181	70,288,408	68,475,778
Dividends declared per common share	$0.3050	$0.2875	$0.6100	$0.5750

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$18,520	$17,936	$37,856	$35,537
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments	(3,430)	(5,937)	(27,914)	(8,964)
Reclassification adjustment of derivative instruments included in net income	1,058	(580)	1,189	(1,189)
Other comprehensive (loss) income	(2,372)	(6,517)	(26,725)	(10,153)
Comprehensive income	16,148	11,419	11,131	25,384
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	54	68	125	166
Other comprehensive (loss) income attributable to noncontrolling interest	(7)	(27)	(96)	(48)
Comprehensive income attributable to noncontrolling interest	47	41	29	118
Comprehensive Income Attributable to Common Shareholders	$16,101	$11,378	$11,102	$25,266

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Par Value
Balance at March 31, 2020	70,323,828	$7	$689,601	$36,246	$(27,803)	$3,928	$701,979
Net income	—	—	—	18,466	—	54	18,520
Other comprehensive loss	—	—	—	—	(2,365)	(7)	(2,372)
Redemption of OP units	—	—	—	—	—	—	—
ATM proceeds, net of issuance costs	—	—	—	—		—	—
Dividends and distributions to equity holders	—	—	—	(21,420)	—	(63)	(21,483)
Stock-based compensation, net	9,559	—	788	—	—	—	788
Balance at June 30, 2020	70,333,387	$7	$690,389	$33,292	$(30,168)	$3,912	$697,432

For the Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2019	70,020,660	$7	$686,181	$38,401	$(3,539)	$5,691	$726,741
Net income	—	—	—	37,731	—	125	37,856
Other comprehensive loss	—	—	—	—	(26,629)	(96)	(26,725)
Redemption of OP units	45,000	—	859	—	—	(1,672)	(813)
ATM proceeds, net of issuance costs	144,321		4,288	—	—	—	4,288
Dividends and distributions to equity holders	—	—	—	(42,840)	—	(136)	(42,976)
Stock-based compensation, net	123,406	—	(939)	—	—	—	(939)
Balance at June 30, 2020	70,333,387	$7	$690,389	$33,292	$(30,168)	$3,912	$697,432

The accompanying notes are an integral part of this financial statement.

For the Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Par Value
Balance at March 31, 2019	68,368,264	$7	$637,117	$43,895	$2,341	$5,858	$689,218
Net income	—	—	—	17,868	—	68	17,936
Other comprehensive loss	—	—	—	—	(6,490)	(27)	(6,517)
Redemption of OP units	5,966		112			(114)	(2)
ATM proceeds, net of issuance costs	34,183		992	—	—	—	992
Dividends and distributions to equity holders	—	—	—	(19,641)	—	(82)	(19,723)
Stock-based compensation, net	9,830	—	767	—	—	—	767
Balance at June 30, 2019	68,418,243	$7	$638,988	$42,122	$(4,149)	$5,703	$682,671

For the Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2018	68,204,045	7	639,116	46,018	5,956	7,867	698,964
Net income	—	—	—	35,371	—	166	35,537
Other comprehensive loss	—	—	—	—	(10,105)	(48)	(10,153)
Redemption of OP units	5,966		(1,068)			(2,099)	(3,167)
ATM proceeds, net of issuance costs	59,638		1,652	—	—	—	1,652
Dividends and distributions to equity holders	—	—	—	(39,267)	—	(183)	(39,450)
Stock-based compensation, net	148,594	—	(712)	—	—	—	(712)
Balance at June 30, 2019	68,418,243	$7	$638,988	$42,122	$(4,149)	$5,703	$682,671

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows - operating activities
Net income	$37,856	$35,537
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,148	12,879
Non-cash revenue adjustments	387	24
Amortization of financing costs	1,046	1,027
Stock-based compensation expense	1,628	1,989
Changes in assets and liabilities:
Derivative assets and liabilities	(8,260)	(5)
Straight-line rent adjustment	(4,270)	(4,593)
Rent received in advance	(1,427)	7,141
Other assets and liabilities	(4,440)	47
Net cash provided by operating activities	36,668	54,046
Cash flows - investing activities
Purchases of real estate investments	(71,963)	(64,598)
Advance deposits on acquisition of operating real estate	973	205
Net cash used in investing activities	(70,990)	(64,393)
Cash flows - financing activities
Net proceeds from ATM equity issuance	4,288	1,652
Proceeds from issuance of senior notes	125,000	—
Payment of deferred financing costs	(1,190)	—
Proceeds from revolving credit facility	130,500	—
Repayment of revolving credit facility	(178,000)	—
Payment of dividends to shareholders	(42,745)	(39,206)
Distributions to non-controlling interests	(136)	(183)
Redemption of non-controlling interests	(813)	(3,167)
Employee shares withheld for taxes	(2,567)	(2,702)
Net cash provided by (used in) financing activities	34,337	(43,606)
Net decrease in cash and cash equivalents, including restricted cash	15	(53,953)
Cash and cash equivalents, including restricted cash, at beginning of period	5,083	93,242
Cash and cash equivalents, including restricted cash, at end of period	$5,098	$39,289
Supplemental disclosures:
Interest paid	$12,011	$7,916
Income taxes paid	$234	$387
Operating lease payments received (lessor)	$66,782	$63,588
Operating lease payments remitted (lessee)	$283	$208
Non-cash investing and financing activities:
Dividends declared but not paid	$21,420	$19,641
Change in fair value of derivative instruments	$(18,465)	$(10,148)

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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense. We did not record impairment expense during the six months ended June 30, 2020 or 2019.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There was no real estate held for sale at June 30, 2020 or December 31, 2019.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	June 30,	December 31,
(In thousands)	2020	2019
Cash and cash equivalents	$5,098	$5,083
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$5,098	$5,083

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
For leases where the Company is the lessor, we determine the classification upon commencement. At June 30, 2020, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. Prior to adoption of ASC 842, lease origination fees were deferred and amortized over the related lease term as an adjustment to depreciation expense. Subsequent to the adoption of ASC 842 on January 1, 2019, the Company expenses certain initial direct costs that are not incremental in obtaining a lease.
See Note 5 - Leases for additional information.
Rent Concessions
In April 2020, the FASB issued a question-and-answer document regarding accounting for lease concessions and other effects of COVID-19. The document clarifies that entities may elect not to evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under ASC 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e., assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract).
During the second quarter, the Company agreed to lease concessions with certain tenants in response to COVID-19. These concessions resulted in a substantial increase in our rights as lessor, including receiving additional financial information, agreeing to extend the current term of the lease, enhancing the lease guarantee, or consenting to more favorable rent escalations in the future. As such, the Company will account for these concessions as lease modifications under ASC 842. Rent deferrals agreed upon during the second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and require the full rent amount to be paid back to the Company in the near-term. Subsequent to June 30, 2020 and prior to July 30, 2020, the Company has agreed in principle to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represent approximately $1.4 million of rental revenue recognized in the second quarter of 2020.
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
We assess the collectability of our lease receivables, including deferred rents receivable, on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be to recover substantially all of the receivable, we derecognize the deferred rent receivable asset and record as a reduction in rental revenue. If we determine the lease receivable will not be collected due to a credit concern, we reduce the recorded revenue for the period and related accounts receivable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

rental revenue. Sales taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental revenue.
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At June 30, 2020 and December 31, 2019, credit card receivables, included in other assets, totaled $31 thousand and $81 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
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
Application of New Accounting Standards
We consider the applicability and impact of all ASUs issued by the FASB. Other than as disclosed below, ASUs not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated result of operations, financial position and cash flows.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” which provides temporary optional expedients and exceptions to the guidance in US GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The guidance simplifies the accounting for modifying countless contracts (including those in hedging relationships) that refer to LIBOR and other interbank offered rates. The guidance is effective upon issuance and generally can be applied to contract modifications or existing and new hedge relationships through December 31, 2022. The Company is currently evaluating the impact of this guidance on its cash flow hedges.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 69% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. As of June 30, 2020, FCPT had 307 Olive Garden branded locations in our portfolio, which comprise approximately 42% of our leased properties and approximately 52% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 46 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (12%) and Florida (11%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At June 30, 2020, our exposure to risk related to our derivative instruments totaled $22.0 million including accrued interest, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $245.5 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 4 – REAL ESTATE INVESMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Land	$733,680	$690,575
Buildings and improvements	1,160,382	1,142,275
Equipment	135,101	134,884
Total gross real estate investments	2,029,163	1,967,734
Less: Accumulated depreciation	(647,123)	(635,630)
Total real estate investments, net	1,382,040	1,332,104
Intangible lease assets, net	66,398	57,917
Total Real Estate Investments and Intangible Lease Assets, Net	$1,448,438	$1,390,021

During the six months ended June 30, 2020, the Company invested $71.5 million, including transaction costs, in 34 properties located in fourteen states, and allocated the investment as follows: $37.1 million to land, $18.1 million to buildings and improvements, and $16.3 million to intangible assets, including finance ROU assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 6.8 years as of June 30, 2020. The Company did not dispose of any properties during the six months ended June 30, 2020.
During the three months ended June 30, 2020, the Company exercised its option to purchase three of the properties where the Company was the lessee under ground leases. These leases were previously accounted for as finance leases. These purchases resulted in an in increase in land and a corresponding decrease in finance lease right-of-use assets of $6.0 million.
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
The following tables detail intangible lease assets and liabilities.

	June 30,	December 31,
(In thousands)	2020	2019
Acquired in-place lease intangibles	$49,699	$38,844
Above-market leases	12,323	7,754
Finance leases - right of use asset (1)	12,344	16,063
Total	74,366	62,661
Less: Accumulated amortization	(7,968)	(4,744)
Intangible Lease Assets, Net	$66,398	$57,917

(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	June 30,	December 31,
(In thousands)	2020	2019
Below-market leases	$2,978	$1,923
Less: Accumulated amortization	(375)	(155)
Intangible Lease Liabilities, Net	$2,603	$1,768

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $1.3 million and $704 thousand for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $203 thousand and $12 thousand for the three months ended June 30, 2020 and 2019, respectively, and $387 thousand and $24 thousand for the six months ended June 30, 2020 and 2019, respectively.
At June 30, 2020, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 9.7 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, and below-market leases was 10.0 years, 8.5 years, and 9.7 years, respectively.
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at June 30, 2020.

(In thousands)	June 30,
2020 (six months)	$4,031
2021	7,666
2022	7,112
2023	5,537
2024	4,898
Thereafter	22,207
Total Future Amortization	$51,451

NOTE 5 – LEASES
Operating Leases as Lessee
As a lessee we record ROU assets and lease liabilities for the two ground leases at our Kerrow Restaurant Operating Business. These ground leases have extension options, which we believe will be exercised and are included in the calculation of our lease liabilities and right-of-use assets. During the second quarter of 2020, the Company became the lessee of new corporate office space, which qualified as an operating lease as of June 30, 2020. In calculating the lease obligations under both the ground leases and office lease, we used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Operating Lease Liability
As of June 30, 2020, maturities of operating lease liabilities were as follows:

(In thousands)	June 30, 2020
2020 (six months)	$325
2021	673
2022	693
2023	705
2024	718
Thereafter	5,851
Total Payments	8,965
Less: Interest	(2,703)
Operating Lease Liability	$6,262

The weighted-average discount rate for operating leases at June 30, 2020 was 4.06%. The weighted-average remaining lease term was 17.2 years.
Rental expense was $179 thousand and $165 thousand for the three months ended June 30, 2020 and 2019, respectively. Rental expense was $320 thousand and $333 thousand for the six months ended June 30, 2020 and 2019, respectively.
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
The following table shows the components of rental revenue for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Lease revenue - operating leases	$37,379	$34,249	$74,627	$68,259
Variable lease revenue (tenant reimbursements)	655	166	1,132	364
Total Rental Revenue	$38,034	$34,415	$75,759	$68,623

Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	June 30,
2020 (six months)	$72,476
2021	146,267
2022	147,184
2023	147,387
2024	148,733
Thereafter	1,017,667
Total Future Minimum Lease Payments	$1,679,714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Ground Leases as Lessee
As of June 30, 2020, the Company had finance ground lease assets aggregating $12.3 million. These assets are included in intangible lease assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 64 years to 99 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 92.9 years at June 30, 2020.
NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Operating lease right-of-use asset	$5,632	$3,810
Prepaid acquisition costs and deposits	3,050	4,219
Prepaid assets	662	845
Accounts receivable	4,401	380
Food and beverage inventories	179	196
Other	1,074	715
Total Other Assets	$14,998	$10,165

Other Liabilities
The components of other liabilities were as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Operating lease liability	$6,262	$4,403
Accrued interest expense	1,925	1,572
Accrued compensation	1,367	1,913
Accounts payable	312	799
Intangible lease liabilities, net	2,603	1,768
Accrued operating expenses	418	396
Other	2,065	1,745
Total Other Liabilities	$14,952	$12,596

NOTE 7 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At June 30, 2020, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $350 million of senior, unsecured, fixed rate notes. At December 31, 2019 our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $225 million of senior, unsecured, fixed rate notes. At June 30, 2020 and December 31, 2019, the outstanding borrowings under the revolving credit facility were $4.5 million and $52.0 million, respectively, and there were no outstanding letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the Term Loan balances as of June 30, 2020 and December 31, 2019.

				Outstanding Balance
	Maturity	Interest		June 30,	December 31,
(Dollars in thousands)	Date	Rate		2020	2019
Term Loans:
Term loan due 2022	Nov 2022	2.36%	(a)	$150,000	$150,000
Term loan due 2023	Nov 2023	2.26%	(a)	150,000	150,000
Term loan due 2024	Mar 2024	2.26%	(a)	100,000	100,000
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.25%-1.35% at June 30, 2020.
The following table presents the senior unsecured fixed rate notes balance as of June 30, 2020 and December 31, 2019.

			Outstanding Balance
	Maturity	Interest	June 30,	December 31,
(Dollars in thousands)	Date	Rate	2020	2019
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	—
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	—
Total Notes			$350,000	$225,000

At June 30, 2020, and December 31, 2019, net unamortized deferred financing costs were approximately $7.2 million and $7.1 million, respectively. During the three months ended June 30, 2020 and 2019, amortization of deferred financing costs was $534 thousand and $514 thousand, respectively. During both the six months ended June 30, 2020 and 2019, amortization of deferred financing costs was $1.0 million. The weighted average interest rate on the term loans before consideration of the interest rate hedge described below was 1.48% and 3.01% at June 30, 2020 and December 31, 2019, respectively.
The Company was in compliance with all debt covenants at June 30, 2020.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of June 30, 2020 and December 31, 2019, $300 million of our variable-rate debt is hedged by swaps with notional values totaling $300 million.
During the six months ended June 30, 2020, the Company terminated two cash flow hedges in connection with a $125 million private note offering that was entered into on March 31, 2020. The swaps were terminated on March 10, 2020 for approximately an $8.4 million loss which will be amortized over the next 10 years as interest expense.
On June 8, 2020, the Company entered into two interest rate swaps to hedge the interest rate variability associated with our credit facility. The first interest rate swap has a fixed notional value of $50 million, with an effective date of November 9, 2020 and a maturity date of November 9, 2025, where the fixed rate paid by the Company was 0.5025% and the variable rate received reset monthly to the one-month LIBOR rate. The second interest rate swap has a variable notional value of $50 million to $150 million entered into on June 8, 2020 with an effective date of November 9, 2023 and a maturity date of November 9, 2025, where the fixed rate paid by the Company was 0.8205% and the variable rate received reset monthly to the one-month LIBOR rate.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $6.4 million will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the six months ended June 30, 2020 and 2019, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2020 and December 31, 2019.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		June 30, 2020	December 31, 2019		June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$—	$1,451	Derivative liabilities	$22,019	$5,005
Total		$—	$1,451		$22,019	$5,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three and six months ended June 30, 2020 and 2019.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended June 30, 2020	$(3,430)	Interest expense	$1,058	$(7,319)
Three months ended June 30, 2019	$(5,937)	Interest expense	$(580)	$(6,557)
Six months ended June 30, 2020	$(27,914)	Interest expense	$1,189	$(14,322)
Six months ended June 30, 2019	$(8,964)	Interest expense	$(1,189)	$(13,304)

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at June 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2020	$—	$—	$—	$—	$—	$—
December 31, 2019	1,451	—	1,451	(1,451)	—	—

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2020	$22,019	$—	$22,019	$—	$—	$22,019
December 31, 2019	5,005	—	5,005	(1,451)	—	3,554
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At June 30, 2020 and December 31, 2019, the fair value of derivatives related to these agreements was approximately $22.0 million and $3.6 million in net liabilities, respectively. As of June 30, 2020, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at June 30, 2020, we could have been required to settle our obligations under the agreements at their termination value of approximately $22.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the six months ended June 30, 2020 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended June 30, 2020 and 2019, we recorded income tax expense of $64 thousand and $61 thousand, respectively. During the six months ended June 30, 2020 and 2019, we recorded income tax expense of $125 thousand and $129 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of June 30, 2020. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At June 30, 2020 and December 31, 2019, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at June 30, 2020 and December 31, 2019.
Common Stock
At June 30, 2020 and December 31, 2019, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At June 30, 2020, there were 70,333,387 shares of the Company's common stock issued and outstanding.
On March 16, 2020, we declared a dividend of $0.3050 per share, which was paid in April 2020 to common stockholders of record as of March 31, 2020. On May 29, 2020, we declared a dividend of $0.3050 per share, which was paid in July 2020 to common stockholders of record as of June 30, 2020.
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
During the three months ended June 30, 2020, no shares were issued under the ATM program. During the six months ended June 30, 2020, the Company executed a forward sale agreement under the ATM program with a financial institution acting as forward purchaser to sell 144,321 shares of common stock at an average forward offering price per share of $30.23. During the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

six months ended June 30, 2020, the Company physically settled this forward sale agreement and issued 144,321 shares for net proceeds of $4.3 million. There were no other issuance under the ATM program during the six months ended June 30, 2020.
At June 30, 2020, there was $157.4 million available for issuance under the ATM program.
Noncontrolling Interest
At June 30, 2020, there were 204,392 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the six months ended June 30, 2020, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $5.0 million and $7.9 million as of June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020, FCPT was the owner of approximately 99.71% of FCPT’s OP units. The remaining 0.29%, or 204,392 of FCPT’s OP units were held by unaffiliated limited partners. During the six months ended June 30, 2020, FCPT OP distributed $135 thousand to its limited partners and settled redemptions of 85,000 OP units; 40,000 OP units for cash, at a weighted average price per unit of $20.30 for $813 thousand; and 45,000 OP units for shares of common stock.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2020 and 2019.

(In thousands except for shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average common shares outstanding – basic	70,261,189	68,302,395	70,137,490	68,282,947
Net effect of dilutive equity awards	109,580	198,786	150,918	192,831
Average common shares outstanding – diluted	70,370,769	68,501,181	70,288,408	68,475,778
Net income available to common shareholders	$18,466	$17,868	$37,731	$35,371
Basic net earnings per share	$0.26	$0.26	$0.54	$0.52
Diluted net earnings per share	$0.26	$0.26	$0.54	$0.52

For the three months ended June 30, 2020 and 2019, the number of outstanding equity awards that were anti-dilutive totaled 248,859 and 126,178, respectively. For the six months ended June 30, 2020 and 2019, the number of outstanding equity awards that were anti-dilutive totaled 204,521 and 102,133, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended June 30, 2020 and 2019 was 204,392 and 294,506. The weighted average exchangeable OP units outstanding for the six months ended June 30, 2020 and 2019 was 230,268 and 321,378, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At June 30, 2020, 1,029,105.87 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $5.9 million at June 30, 2020 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2020	$1,290	$1,427	$406	$3,123
Equity grants	955	1,548	1,976	4,479
Equity grant forfeitures	—	(99)	(1)	(100)
Equity compensation expense	(447)	(683)	(498)	(1,628)
Unrecognized Compensation Cost at June 30, 2020	$1,798	$2,193	$1,883	$5,874

At June 30, 2020, the weighted average amortization period remaining for all of our equity awards was 2.2 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At June 30, 2020 and December 31, 2019, there were 118,901 and 91,473 RSUs outstanding, respectively. During the three months ended June 30, 2020, there were 24,008 shares of restricted stock granted, restrictions on 10,517 RSUs lapsed and were distributed, and no RSUs were forfeited. During the six months ended June 30, 2020, there were 37,945 shares of restricted stock granted, restrictions on 10,517 RSUs lapsed and were distributed, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2025.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At June 30, 2020 and December 31, 2019, there were 102,355 and 101,267 RSAs outstanding, respectively. During the three months ended June 30, 2020, there were 619 shares of restricted stock granted and 2,826 shares forfeited, and restrictions on 181 RSAs lapsed and were distributed, of which 66 RSAs were designated for tax withholdings. During the six months ended June 30, 2020, there were 54,124 shares of restricted stock granted and 2,826 shares forfeited, and restrictions on 50,300 RSAs lapsed and were distributed, of which 23,238 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2023. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At June 30, 2020 and December 31, 2019, the target number of PSUs that were unvested was 202,706 and 204,068, respectively. During the three months ended June 30, 2020, no PSUs were granted, 984 were vested of which 362 were held for taxes, and 644 were forfeited. During the six months ended June 30, 2020, PSUs with a target number of 66,474 shares were granted and PSUs with a target number of 64,522 shares vested. The total shareholder return calculated for these PSUs resulted in a distribution of 200% of target shares, resulting in the distribution of 128,060 shares, of which 64,808 were withheld for tax.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), which resulted in a grant date fair value of $1.98 million.
Based on the grant date fair value, the Company expects to recognize $1.88 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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

June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$22,019	$—	$22,019

December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$1,451	$—	$1,451
Liabilities
Derivative liabilities	$—	$5,005	$—	$5,005

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at June 30, 2020, and December 31, 2019 were classified as Level 2 of the fair value hierarchy.
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

	June 30, 2020
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$150,737
Term loan due 2023	150,000	150,712
Term loan due 2024	100,000	100,555
Senior fixed note due June 2024	50,000	55,031
Senior fixed note due June 2027	75,000	87,673
Senior fixed note due June 2026	50,000	57,060
Senior fixed note due June 2028	50,000	58,989
Senior fixed note due June 2029	50,000	50,315
Senior fixed note due April 2030	75,000	75,674
Revolving credit facility	4,500	4,520

	December 31, 2019
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$150,834
Term loan due 2023	150,000	150,510
Term loan due 2024	100,000	100,352
Senior fixed note due June 2024	50,000	52,496
Senior fixed note due June 2027	75,000	81,176
Senior fixed note due June 2026	50,000	52,946
Senior fixed note due June 2028	50,000	53,902
Revolving credit facility	52,000	52,301

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
NOTE 14 – SEGMENTS
During the three and six months ended June 30, 2020 and 2019, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three and six months ended June 30, 2020 and 2019.
Three Months Ended June 30, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$38,034	$—	$—	$38,034
Intercompany rental revenue	136	—	(136)	—
Restaurant revenue	—	2,895	—	2,895
Total revenues	38,170	2,895	(136)	40,929
Operating expenses:
General and administrative	3,719	—	—	3,719
Depreciation and amortization	6,964	129	—	7,093
Property expenses	1,066	—	—	1,066
Restaurant expenses	—	3,446	(136)	3,310
Total operating expenses	11,749	3,575	(136)	15,188
Interest expense	(7,319)	—	—	(7,319)
Other income	162	—	—	162
Income tax expense	(37)	(27)	—	(64)
Net Income (Loss)	$19,227	$(707)	$—	$18,520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended June 30, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$34,415	$—	$—	$34,415
Intercompany rental revenue	102	—	(102)	—
Restaurant revenue	—	5,153	—	5,153
Total revenues	34,517	5,153	(102)	39,568
Operating expenses:
General and administrative	3,431	—	—	3,431
Depreciation and amortization	6,388	130	—	6,518
Property expenses	417	—	—	417
Restaurant expenses	—	5,056	(102)	4,954
Total operating expenses	10,236	5,186	(102)	15,320
Interest expense	(6,557)	—	—	(6,557)
Other income	306	—	—	306
Income tax expense	(34)	(27)	—	(61)
Net Income (Loss)	$17,996	$(60)	$—	$17,936

Six Months Ended June 30, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$75,759	$—	$—	$75,759
Intercompany rental revenue	272	—	(272)	—
Restaurant revenue	—	7,599	—	7,599
Total revenues	76,031	7,599	(272)	83,358
Operating expenses:
General and administrative	7,560	—	—	7,560
Depreciation and amortization	13,890	258	—	14,148
Property expenses	1,701	—	—	1,701
Restaurant expenses	—	8,084	(272)	7,812
Total operating expenses	23,151	8,342	(272)	31,221
Interest expense	(14,322)	—	—	(14,322)
Other income	166	—	—	166
Income tax expense	(74)	(51)	—	(125)
Net Income (Loss)	$38,650	$(794)	$—	$37,856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Six Months Ended June 30, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$68,623	$—	$—	$68,623
Intercompany rental revenue	203	—	(203)	—
Restaurant revenue	—	10,546	—	10,546
Total revenues	68,826	10,546	(203)	79,169
Operating expenses:
General and administrative	7,377	—	—	7,377
Depreciation and amortization	12,612	267	—	12,879
Property expenses	725	—	—	725
Restaurant expenses	—	10,140	(203)	9,937
Total operating expenses	20,714	10,407	(203)	30,918
Interest expense	(13,304)	—	—	(13,304)
Other income	719	—	—	719
Income tax expense	(68)	(61)	—	(129)
Net Income	$35,459	$78	$—	$35,537

The following tables present supplemental information by segment at June 30, 2020 and December 31, 2019.
Supplemental Segment Information at June 30, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,012,196	$16,967	$2,029,163
Accumulated depreciation	(641,486)	(5,637)	(647,123)
Total real estate investments, net	1,370,710	11,330	1,382,040
Cash and cash equivalents	4,373	725	5,098
Total assets	1,495,901	16,254	1,512,155
Long-term debt, net of deferred financing costs	747,296	—	747,296
Supplemental Segment Information at December 31, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,952,855	$14,879	$1,967,734
Accumulated depreciation	(630,250)	(5,380)	(635,630)
Total real estate investments, net	1,322,605	9,499	1,332,104
Cash and cash equivalents	4,032	1,051	5,083
Total assets	1,431,003	15,067	1,446,070
Long-term debt, net of deferred financing costs	669,940	—	669,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after June 30, 2020, the date of the Consolidated Balance Sheet, through July 31, 2020 and noted the following:
Acquisitions
Through July 31, 2020, the Company invested $13.4 million in the acquisition of six net lease properties with an investment yield of approximately 6.3%, and approximately 6.8 years of lease term remaining in addition to acquiring one plot of land the Company intends to develop. The Company funded the acquisitions with cash on hand and additional borrowings on the revolving credit facility. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at June 30, 2020.
Rent Concessions
Subsequent to June 30, 2020 and prior to July 31, 2020, the Company has agreed in principal to rent abatements as part of lease amendments for concessions for lease payments due in the second quarter. These concessions resulted in a substantial increase in our rights as lessor, including receiving additional financial information, agreeing to extend the current term of the lease, enhancing the lease guarantee, or consenting to more favorable rent escalations in the future. As such, the Company will account for these concessions as lease modifications under ASC 842. These agreements for abatements represent approximately $1.4 million of rental revenue recognized in the second quarter of 2020.
Pandemic-Related Contingencies
The ongoing COVID-19 pandemic continues to reduce travel and adversely affect the hospitality industry in general. The actual and threatened continued spread of coronavirus nationally or in the locations in which we operate, or future widespread outbreak of infectious or contagious disease, can continue to reduce volume of business nationally. During and subsequent to the first quarter, the continually evolving COVID-19 pandemic impacted our tenants, especially those in industries considered “non-essential” under varying state “shelter-in-place” or “stay-at-home” orders and other restrictions on types of businesses that may continue to operate, and our restaurant business operations. The Company has taken precautions to protect the safety, health and well-being of its employees and tenants.
The COVID-19 outbreak has and continues to disrupt supply chains and affect production and sales across a range of industries, and it could materially adversely impact the Company and its tenants. The macroeconomic effects of the COVID-19 outbreak could also materially adversely affect the Company’s properties, as well as many other aspects of the Company’s business, financial condition, and results of operations. At this point, the extent to which COVID-19 may result in short- or long-term interruptions in the Company’s business operations or impact our financial condition or results of operations is uncertain.
As of July 31, 2020, a material number of our properties remain impacted by the pandemic and the Company received July 2020 rent payments of over 99% of our portfolio, as measured by contractual annual base rent, exclusive of rent abatement agreements. The Company currently remains in active discussions and negotiations with its impacted tenants and restaurant owners and anticipates the need to grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such rent relief is currently unknown as negotiations have recently been initiated. We anticipate an impact to our rent collections throughout 2020 as a result of reduced activity at our properties due to government-imposed restrictions and changes in consumer behavior. The Company is not currently aware of any loss contingencies related to this matter that would require recognition at this time.
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

During the six months ended June 30, 2020, FCPT acquired 34 properties for a total investment value of $71.5 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 6.8 years.
At June 30, 2020, our lease portfolio had the following characteristics:

•	733 properties located in 46 states and representing an aggregate leasable area of 4.8 million square feet;

•	99.6% occupancy (based on leasable square footage);

•	An average remaining lease term of 10.5 years (weighted by annualized base rent); and

•	An average annual rent escalation of 1.5% through December 31, 2029 (weighted by annualized base rent).

COVID-19
The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the third quarter of 2020 and future periods.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our tenants. The impact of the outbreak is rapidly evolving and many areas of the United States, including where we own properties and where our headquarters are located, have instituted quarantines, “shelter in place” and “stay at home” orders, density limitations, social distancing measures, and restrictions on types of business that may continue to operate. Our managed restaurants and certain of our tenants, especially those in industries considered “non-essential” under these varying restrictions, have experienced and continue to experience challenges or even closures as a result of the COVID-19 pandemic, which has had, and we anticipate will continue to have, an impact on our and their financial condition, results of operations, liquidity and creditworthiness. That impact has directly resulted and may continue to result in a reduction in our restaurant revenues, rental income and/or an increase in our property costs and impairments, as well as indirectly result in an increase in our general and administrative expenses, as we have incurred and may continue to incur costs to negotiate lease amendments and grant rent concessions or other lease-related relief as our management team and board deem appropriate on a case-by-case basis based on each tenant’s unique financial and reporting situation. Although some state governments and other authorities were in varying stages of lifting or modifying some of these measures, some have already been forced to, and others may in the future, reinstate these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our tenants operate and the ultimate consequences to our business remain unknown.
As of July 29, 2020, the Company has received April, May and June rent payments measuring approximately 95%, 90% and 91%, respectively, of its portfolio’s contractual base rent for those months which equates to approximately 92% collected for the quarter as a whole. As of July 29, 2020, the Company has agreed to defer approximately 3% of contractual base rent for the second quarter. As of July 29, 2020, the Company has agreed or expects to agree to rent abatements equal to approximately 4% of its contractual base rent for the second quarter.
In addition, as of July 29, 2020, the Company has received July rent payments measuring approximately 99% of its portfolio contractual annual base rent for the month of July 2020.
Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent for such periods, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. Due to the uncertainty described above, the impact of the COVID-19 pandemic on our rental revenue for the third quarter of 2020 and thereafter cannot be determined at this time and the comparability of the Company’s results of operations for the three and six months ended June 30, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

Results of Operations
During the three and six months ended June 30, 2020 and 2019, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and six months ended June 30, 2020 and 2019 as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues:
Rental revenue	$38,034	$34,415	$75,759	$68,623
Restaurant revenue	2,895	5,153	7,599	10,546
Total revenues	40,929	39,568	83,358	79,169
Operating expenses:
General and administrative	3,719	3,431	7,560	7,377
Depreciation and amortization	7,093	6,518	14,148	12,879
Property expenses	1,066	417	1,701	725
Restaurant expenses	3,310	4,954	7,812	9,937
Total operating expenses	15,188	15,320	31,221	30,918
Interest expense	(7,319)	(6,557)	(14,322)	(13,304)
Other income	162	306	166	719
Income tax expense	(64)	(61)	(125)	(129)
Net income	18,520	17,936	37,856	35,537
Net income attributable to noncontrolling interest	(54)	(68)	(125)	(166)
Net Income Attributable to Common Shareholders	$18,466	$17,868	$37,731	$35,371
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Real Estate Operations
Rental Revenue
Rental revenue increased $3.6 million, or 10.5%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was due to the acquisition of 100 leased properties, during the year-over-year period from July 1, 2019 through June 30, 2020. During the three months ended June 30, 2020, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $655 thousand as compared to $166 thousand during the three months ended June 30, 2019. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $288 thousand, or 8.4%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to an increase in compensation-related expenses stemming from a higher head count and benefits costs as well as an increase in office rent expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $575 thousand, or 8.8%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to the acquisition of 110 properties, during the year-over-year period from July 1, 2019 through June 30, 2020.

Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended June 30, 2020, we recorded property expenses of $1.1 million, of which $655 thousand was reimbursed by tenants. During the three months ended June 30, 2019, we recorded property expenses of $417 thousand, of which $166 thousand was reimbursed by tenants. The primary reasons for the $160 thousand increase in non-reimbursed expenses were higher legal costs associated with negotiating lease amendments with tenants impacted by the COVID-19 pandemic, abandoned deal costs, and franchise taxes.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $350 million of senior fixed rate notes. Interest expense increased $0.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the usage of our revolving credit facility and issuance of $125 million of senior fixed notes in April and June. As of June 30, 2020 we had outstanding borrowings under the revolving credit facility of $4.5 million.
Realized Gain on Sale, Net
The Company did not sell any assets during the three months ended June 30, 2020 or the three months ended June 30, 2019.
Income Taxes
During the three months ended June 30, 2020 and 2019, our income tax expense was $64 thousand and $61 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues decreased by $2.3 million, or 43.8%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a the temporary closure and decreased seating capacity of the restaurants as a result of the COVID-19 pandemic and restrictions intended to prevent its spread.
Total restaurant expenses decreased by $1.6 million, or 33.2%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due a decrease in the hours of restaurant employees and cost of good sold as the temporary closure and decreased seating capacity of the restaurants as a result of the COVID-19 pandemic.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Real Estate Operations
Rental Revenue
Rental revenue increased $7.1 million, or 10.4%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was due to the acquisition of 110 leased properties, during the year-over-year period from July 1, 2019 through June 30, 2020. During the six months ended June 30, 2020, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $1.1 million as compared to $364 thousand during the six months ended June 30, 2019. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $183 thousand, or 2.5%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in cash compensation-related expenses stemming from a higher head count and benefits costs as well as an increase in office rent expense.

Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $1.3 million, or 9.8%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to the acquisition of 100 properties, during the year-over-year period from July 1, 2019 through June 30, 2020.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the six months ended June 30, 2020, we recorded property expenses of $1.7 million, of which $1.1 million was reimbursed by tenants. During the six months ended June 30, 2019, we recorded property expenses of $725 thousand, of which $364 thousand was reimbursed by tenants. The primary reasons for the $207 thousand increase in non-reimbursed property expenses were higher legal costs associated with negotiating lease amendments with tenants impacted by the COVID-19 pandemic, abandoned deal costs, and franchise taxes.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $350 million of senior fixed rate notes. Interest expense increased $1.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the usage of our revolving credit facility and issuance of $125 million of senior fixed notes in April and June. As of June 30, 2020 we had outstanding borrowings under the revolving credit facility of $4.5 million.
Realized Gain on Sale, Net
The Company did not sell any assets during the six months ended June 30, 2020 or the six months ended June 30, 2019.
Income Taxes
During the six months ended June 30, 2020 and 2019, our income tax expense was $125 thousand and $129 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues decreased by $2.9 million, or 27.9%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a the temporary closure and decreased seating capacity of the restaurants as a result of the COVID-19 pandemic and restrictions intended to prevent its spread.
Total restaurant expenses decreased by $2.1 million, or 21.4%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due a decrease in the hours of restaurant employees and cost of good sold as the temporary closure and decreased seating capacity of the restaurants as a result of the COVID-19 pandemic.
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
Liquidity and Financial Condition
At June 30, 2020, we had $5.1 million of cash and cash equivalents and $245.5 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2021, subject to our ability to extend the term for two additional six-month periods to November 9, 2022. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 7 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of June 30, 2020, we had $4.5 million of borrowings outstanding under our revolving credit facility. The credit facility also includes $400 million of non-amortizing term loans, of which $150 million will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. At March 31, 2020, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 2.60%.
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
During the first quarter of 2020, the Company executed a forward sale agreement under the ATM program with a financial institution acting as forward purchaser under the ATM program to sell 144,321 shares of common stock at an average forward offering price per share of $30.23. During the six months ended June 30, 2020, the Company physically settled this forward sale agreement and issued 144,321 shares of common stock for net proceeds of $4.3 million. Under the March 2019 ATM program, through March 31, 2020, we have issued 1,807,437 shares and raised $52.6 million before issuance costs. At June 30, 2020, there was $157.4 million available for issuance under our ATM program.
We have entered into interest rate swaps to hedge the interest rate variability associated with our credit facility. On November 9, 2015, we entered into an interest rate swap that has a fixed notional value of $200 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is 1.557% and the variable rate received resets monthly to the one-month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2018, and a maturity date of November 9, 2021, where the fixed rate paid by FCPT OP is 1.960% and the variable rate received resets monthly to the one-month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2020, a maturity date of November 9, 2023, where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one-month LIBOR rate. On August 29, 2017, we entered into a 2-year swap with a fixed notional value of $100 million for its first twelve months and $200 million for its second twelve months with an effective date of November 9, 2020, a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one-month LIBOR rate. On June 11, 2019, we entered into a swap with a fixed notional value of $150 million, an effective date of November 9, 2022, and a maturity date of November 9, 2024, where the fixed rate paid by FCPT OP is 1.913% and the variable rate received resets monthly to the one-month LIBOR rate. On June 8, 2020 we entered into an interest rate swap with a fixed notional value of $50 million with an effective date of November 9, 2020 and a maturity date of November 9, 2025, where the fixed rate paid by the Company was 0.5025% and the variable rate received reset monthly to the one-month LIBOR rate. On June 8, 2020 we entered into an interest rate swap with a fixed notional value of $50 million to $150 million with an effective date of November 9, 2023 and a maturity date of November 9, 2025, where the fixed rate paid by the Company was 0.8205% and the variable rate received reset monthly to the one-month LIBOR rate.
These seven hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income.

During the first quarter of 2020, the Company terminated two cash flow hedges in connection with a $125 million private note offering that was entered into on March 31, 2020.The swaps were terminated on March 10, 2020 for approximately a $8.4 million loss which will be amortized over the next 10 years as interest expense.
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
On March 31, 2020, FCPT and FCPT OP entered into private placements pursuant to a note purchase agreement with various purchasers pursuant to which FCPT OP issued $125.0 million of senior unsecured notes comprised of (i) $75.0 million of notes with a ten-year term that funded on April 8, 2020 and mature on April 8, 2030, priced at a fixed interest rate of 3.20%, and (ii) $50.0 million of notes with a nine-year term that funded on June 9, 2020 and mature on June 9, 2029, priced at a fixed interest rate of 3.15%.
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
Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. As discussed in more detail below, the effects of COVID-19 and the actions taken to minimize its spread have had an adverse impact on our tenants’ ability to operate and could impact their ability to pay rent to us and therefore have a significant longer term adverse impact on our cash flow and financial condition. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales.
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
The COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, in the first half of 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
Off-Balance Sheet Arrangements
At June 30, 2020, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net income	$18,520	$17,936	$37,856	$35,537
Depreciation and amortization on real estate investments	7,075	6,501	14,112	12,845
FFO (as defined by NAREIT)	$25,595	$24,437	$51,968	$48,382
Straight-line rent	(2,109)	(2,234)	(4,270)	(4,593)
Recognized rental revenue expected to be abated (1)	(1,372)	—	(1,372)	—
Stock-based compensation	797	776	1,628	1,989
Non-cash amortization of deferred financing costs	534	514	1,046	1,027
Other non-cash interest (income) expense	(1)	(1)	(2)	(5)
Non-real estate investment depreciation	18	17	35	34
Amortization of above and below market leases	202	12	387	24
Adjusted Funds from Operations (AFFO)	$23,664	$23,521	$49,420	$46,858

Fully diluted shares outstanding (2)	70,575,161	68,795,687	70,518,676	68,797,156

FFO per diluted share	$0.36	$0.36	$0.74	$0.70

AFFO per diluted share	$0.34	$0.34	$0.70	$0.68

Supplemental disclosures on lease receivables (3)
Base rent subject to deferral per lease amendments (4)	$1,056	$—	$1,056	$—
Base rent expected to be abated (1)	$1,372	$—	$1,372	$—
Remaining uncollected base rent	$1,455	$—	$1,455	$—
(1)    Amount represents base rent that the Company believes it will abate as a result of lease amendments. GAAP requires revenue recognition for the abated rent in the current period. For the second quarter of 2020, this amount is recorded in rental revenue and accounts receivable. When an amendment is signed, the accounts receivable balance equal to the abated rental payment will be recognized as a lease incentive and amortized as a reduction to rental revenue over the future lease term.
(2)    Assumes the issuance of common shares for OP units held by non-controlling partners.
(3)    Beginning in the second quarter of 2020, the Company began providing supplemental disclosures due to the COVID-19 pandemic. Base rent represents monthly contractual cash rent, excluding percentage rents and other recurring operating cost reimbursements, from leases.
(4)    The Company recognizes rental revenue, including those under deferral agreements, on leases it believes will be collected.
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

2.	Straight-line rent revenue adjustment and other non-cash revenue adjustments

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
Changes in Internal Control over Financial Reporting
During the second quarter of 2020, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in Part I, Item 1A. “Risk Factors” beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, other than as set forth below, which supplements the above referenced risk factors disclosed in our Annual Report on Form 10-K.

Actual or perceived threats associated with epidemics, pandemics or public health crises, including the ongoing COVID-19 pandemic, could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to access the capital markets and satisfy debt service obligations and make distributions to our stockholders.
Epidemics, pandemics or other public health crises, including the ongoing COVID-19 pandemic, that impact economic and market conditions, particularly in markets where our properties are located, and preventative measures taken to alleviate any public health crises, including “shelter-in-place” or “stay-at-home” orders, density limitations or social distancing measures issued by local, state or federal authorities, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity and ability to access capital markets and satisfy our debt service obligations, and make distributions to our stockholders, and may affect our ability as a net-lease real estate investment trust to acquire properties or lease properties to our tenants, who may be unable, as a result of any economic downturn occasioned by public health crises, to make rental payments when due. Although some local, state and other authorities were in varying stages of lifting or modifying some of these measures, some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time.
The ongoing COVID-19 pandemic and restrictions intended to prevent its spread has already had a significant adverse impact on economic and market conditions around the world in the first half of 2020, including the United States and markets where our properties are located. Our restaurant tenants, as well as our tenants that operate other retail businesses, depend on in-person interactions with their customers to generate unit-level profitability, and an COVID-19 has decreased and may continue to decrease customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders, density limitations and social distancing measures have prevented and may continue to prevent customers from frequenting, our tenants’ businesses, which has resulted in decreased profitability for our tenants and may continue to result in our tenants’ inability to maintain profitability and make timely rental payments to us under their leases. In connection with the business stoppages at many of our properties, during the second quarter, we have agreed to lease concessions with certain tenants in response to the COVID-19 pandemic and restrictions intended to prevent its spread. Whether we enter into any future lease amendments or grant any additional rent concessions or other lease-related relief will be made by our management team and board, as appropriate, based on each tenant’s unique financial and operating situation.
The ongoing COVID-19 pandemic and restrictions intended to prevent its spread could further trigger a period of sustained global and U.S. economic downturn or recession. Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy our debt service obligations and make distributions to our stockholders in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

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

•
our ability to renew leases or re-lease available space in our proprieties on favorable terms or at all in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, including as a result of a general decrease in demand for our restaurant or retail space, deterioration in the economic and market conditions in markets where our properties are located or due to restrictions intended to prevent the spread of COVID-19 that frustrate our leasing activities, particularly in light of the adverse impact to the financial health of many restaurant owners that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate in the future;

•
a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions, as well as the recent significant decline in our share price from prices prior to the spread of the COVID-19 pandemic, may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or retire, replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and/or our tenants’ ability to meet liquidity and capital expenditure requirements;

•
a refusal or failure of one or more lenders under our revolving credit facility to fund their respective financing commitment to us may affect our ability to access capital necessary to fund our business operations and to meet our liquidity and capital expenditure requirements;

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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	July 31, 2020	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 31, 2020	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	July 31, 2020	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)