Form 10-Q
period 2020-09-30
Four Corners Property Trust, Inc.
filed 2020-10-30
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of October 29, 2020: 73,445,121

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Real estate investments:
Land	$764,439	$690,575
Buildings, equipment and improvements	1,306,725	1,277,159
Total real estate investments	2,071,164	1,967,734
Less: Accumulated depreciation	(652,849)	(635,630)
Total real estate investments, net	1,418,315	1,332,104
Intangible lease assets, net	79,459	57,917
Total real estate investments and intangible lease assets, net	1,497,774	1,390,021
Cash and cash equivalents	17,735	5,083
Straight-line rent adjustment	45,868	39,350
Derivative assets	54	1,451
Other assets	12,194	10,165
Total Assets	$1,573,625	$1,446,070

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$743,335	$669,940
Dividends payable	22,163	21,325
Rent received in advance	9,835	10,463
Derivative liabilities	20,923	5,005
Other liabilities	19,218	12,596
Total liabilities	815,474	719,329

Equity:
Preferred stock, par value $0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 72,769,345 and 70,020,660 shares issued and outstanding, respectively	7	7
Additional paid-in capital	752,568	686,181
Retained earnings	30,477	38,401
Accumulated other comprehensive loss	(28,811)	(3,539)
Noncontrolling interest	3,910	5,691
Total equity	758,151	726,741
Total Liabilities and Equity	$1,573,625	$1,446,070

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenue	$38,871	$35,209	$114,631	$103,832
Restaurant revenue	4,097	4,974	11,696	15,520
Total revenues	42,968	40,183	126,327	119,352
Operating expenses:
General and administrative	3,741	3,389	11,303	10,766
Depreciation and amortization	7,523	6,653	21,670	19,532
Property expenses	838	346	2,539	1,071
Restaurant expenses	3,987	4,805	11,799	14,742
Total operating expenses	16,089	15,193	47,311	46,111
Interest expense	(7,410)	(6,665)	(21,732)	(19,969)
Other income	2	153	168	872
Income tax expense	(67)	(69)	(192)	(198)
Net income	19,404	18,409	57,260	53,946
Net income attributable to noncontrolling interest	(55)	(78)	(180)	(244)
Net Income Available to Common Shareholders	$19,349	$18,331	$57,080	$53,702

Basic net income per share:	$0.27	$0.27	$0.81	$0.79
Diluted net income per share:	$0.27	$0.27	$0.81	$0.78
Weighted average number of common shares outstanding:
Basic	71,009,154	68,315,915	70,430,037	68,274,167
Diluted	71,230,481	68,527,187	70,658,500	68,495,013
Dividends declared per common share	$0.3050	$0.2875	$0.9150	$0.8625

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$19,404	$18,409	$57,260	$53,946
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments	(19)	(3,226)	(27,934)	(12,189)
Reclassification adjustment of derivative instruments included in net income	1,380	(420)	2,570	(1,610)
Other comprehensive (loss) income	1,361	(3,646)	(25,364)	(13,799)
Comprehensive income	20,765	14,763	31,896	40,147
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	55	78	180	244
Other comprehensive (loss) income attributable to noncontrolling interest	4	(15)	(92)	(63)
Comprehensive income attributable to noncontrolling interest	59	63	88	181
Comprehensive Income Attributable to Common Shareholders	$20,706	$14,700	$31,808	$39,966

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at June 30, 2020	70,333,387	$7	$690,389	$33,292	$(30,168)	$3,912	$697,432
Net income	—	—	—	19,349		55	19,404
Other comprehensive income	—	—	—	—	1,357	4	1,361
Redemption of OP units	—	—	—	—	—	—	—
ATM proceeds, net of issuance costs	2,435,958		61,311	—		—	61,311
Dividends and distributions to equity holders	—	—	—	(22,164)	—	(61)	(22,225)
Stock-based compensation, net	—	—	868	—	—	—	868
Balance at September 30, 2020	72,769,345	$7	$752,568	$30,477	$(28,811)	$3,910	$758,151

For the Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2019	70,020,660	$7	$686,181	$38,401	$(3,539)	$5,691	$726,741
Net income	—	—	—	57,080		180	57,260
Other comprehensive loss	—	—	—	—	(25,272)	(92)	(25,364)
Redemption of OP units	45,000	—	859	—	—	(1,672)	(813)
ATM proceeds, net of issuance costs	2,580,279		65,599	—	—	—	65,599
Dividends and distributions to equity holders	—	—	—	(65,004)	—	(197)	(65,201)
Stock-based compensation, net	123,406	—	(71)	—	—	—	(71)
Balance at September 30, 2020	72,769,345	$7	$752,568	$30,477	$(28,811)	$3,910	$758,151

The accompanying notes are an integral part of this financial statement.

For the Three Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Par Value
Balance at June 30, 2019	68,418,243	$7	$638,988	$42,122	$(4,149)	$5,703	$682,671
Net income	—	—	—	18,331		78	18,409
Other comprehensive loss	—	—	—	—	(3,631)	(15)	(3,646)
Redemption of OP units	—		—			—	—
ATM proceeds, net of issuance costs	—		—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(19,641)	—	(84)	(19,725)
Stock-based compensation, net	(1,061)	—	802	—	—	—	802
Balance at September 30, 2019	68,417,182	$7	$639,790	$40,812	$(7,780)	$5,682	$678,511

For the Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2018	68,204,045	7	639,116	46,018	5,956	7,867	698,964
Net income	—	—	—	53,702	—	244	53,946
Other comprehensive loss	—	—	—	—	(13,736)	(63)	(13,799)
Redemption of OP units	5,966		(1,068)			(2,099)	(3,167)
ATM proceeds, net of issuance costs	59,638		1,652	—	—	—	1,652
Dividends and distributions to equity holders	—	—	—	(58,908)	—	(267)	(59,175)
Stock-based compensation, net	147,533	—	90	—	—	—	90
Balance at September 30, 2019	68,417,182	$7	$639,790	$40,812	$(7,780)	$5,682	$678,511

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows - operating activities
Net income	$57,260	$53,946
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,670	19,532
Gain on disposal of land, building, and equipment	—	—
Non-cash revenue adjustments	799	49
Amortization of financing costs	1,589	1,539
Stock-based compensation expense	2,496	2,792
Changes in assets and liabilities:
Derivative assets and liabilities	(8,049)	(5)
Straight-line rent adjustment	(6,519)	(7,008)
Rent received in advance	(628)	7,222
Intangible assets (lease incentive payments)	(4,167)	—
Other assets and liabilities	945	3,229
Net cash provided by operating activities	65,396	81,296
Cash flows - investing activities
Purchases of real estate investments	(123,466)	(81,136)
Advance deposits (refunds) on acquisition of operating real estate	1,060	(282)
Net cash used in investing activities	(122,406)	(81,418)
Cash flows - financing activities
Net proceeds from ATM equity issuance	65,599	1,652
Proceeds from issuance of senior notes	125,000	—
Payment of deferred financing costs	(1,194)	—
Proceeds from revolving credit facility	158,500	—
Repayment of revolving credit facility	(210,500)	—
Payment of dividends to shareholders	(64,166)	(58,847)
Distributions to non-controlling interests	(197)	(267)
Redemption of non-controlling interests	(813)	(3,167)
Employee shares withheld for taxes	(2,567)	(2,702)
Net cash provided by (used in) financing activities	69,662	(63,331)
Net increase decrease in cash and cash equivalents, including restricted cash	12,652	(63,453)
Cash and cash equivalents, including restricted cash, at beginning of period	5,083	93,242
Cash and cash equivalents, including restricted cash, at end of period	$17,735	$29,789
Supplemental disclosures:
Interest paid	$13,861	$14,075
Income taxes paid	$532	$548
Operating lease payments received (lessor)	$104,212	$96,113
Operating lease payments remitted (lessee)	$490	$312
Non-cash activities:
Dividends declared but not paid	$22,163	$19,641
Change in fair value of derivative instruments	$(17,315)	$(13,794)

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
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a real estate investment trust (a “REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our shareholders, subject to certain adjustments and excluding any net capital gain. As a REIT, we will not be subject to federal corporate income tax on that portion of net income that is distributed to our shareholders.  However, FCPT’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes. We made our REIT election upon the filing of our 2016 tax return.
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
Impairment of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include macroeconomic conditions, including those caused by global pandemics, like the recent coronavirus disease pandemic (“COVID-19”) and restrictions intended to prevent its spread, which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense. We did not record impairment expense during the nine months ended September 30, 2020 or 2019.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There was no real estate held for sale at September 30, 2020 or December 31, 2019.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	September 30,	December 31,
(In thousands)	2020	2019
Cash and cash equivalents	$17,735	$5,083
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$17,735	$5,083

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
For leases where the Company is the lessor, we determine the classification upon commencement. At September 30, 2020, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. Prior to adoption of ASC 842, lease origination fees were deferred and amortized over the related lease term as an adjustment to depreciation expense. Subsequent to the adoption of ASC 842 on January 1, 2019, the Company expenses certain initial direct costs that are not incremental in obtaining a lease.
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
During the second and third quarter of 2020, the Company agreed to lease concessions with certain tenants in response to COVID-19. These concessions resulted in a substantial increase in our rights as lessor, including receiving additional financial information, agreeing to extend the current term of the lease, enhancing the lease guarantee, or consenting to more favorable rent escalations in the future. As such, the Company will account for these concessions as lease modifications under ASC 842. Rent deferrals agreed upon with respect to rent owed for the second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and require the full rent amount to be paid back to the Company in the near-term. In the third quarter of 2020, the Company has agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represent approximately $1.6 million of rental revenue recognized in the second quarter of 2020. To date, the Company has not abated rent for the third quarter of 2020. During the third quarter of 2020, the receivables for these abatements were recorded as lease incentives in Intangible lease assets, net on our Consolidated Balance Sheets and will be amortized as a reduction of revenue over the amended lease terms.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible lease assets, net, on our Consolidated Balance Sheets. During the three and nine months ended September 30, 2020, the Company paid lease incentives of $4.2 million to tenants.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At September 30, 2020 and December 31, 2019, credit card receivables, included in other assets, totaled $45 thousand and $81 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 68% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. As of September 30, 2020, FCPT had 308 Olive Garden branded locations in our portfolio, which comprise approximately 41% of our leased properties and approximately 51% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 46 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (12%) and Florida (11%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At September 30, 2020, our exposure to risk related to our derivative instruments totaled $20.9 million including accrued interest, and the counterparty to such instruments are investment grade financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
NOTE 4 – REAL ESTATE INVESMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Land	$764,439	$690,575
Buildings and improvements	1,171,749	1,142,275
Equipment	134,976	134,884
Total gross real estate investments	2,071,164	1,967,734
Less: Accumulated depreciation	(652,849)	(635,630)
Total real estate investments, net	1,418,315	1,332,104
Intangible lease assets, net	79,459	57,917
Total Real Estate Investments and Intangible Lease Assets, Net	$1,497,774	$1,390,021

During the nine months ended September 30, 2020, the Company invested $121.4 million, including transaction costs, in 52 properties located in twenty states, and allocated the investment as follows: $65.6 million to land, $29.5 million to buildings and improvements, $0.1 million to equipment, and $25.9 million to intangible assets, including finance ROU assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 7.5 years as of September 30, 2020. The Company also acquired a plot of land for $2.4 million that it intends to develop. The Company did not dispose of any properties during the nine months ended September 30, 2020.
During the nine months ended September 30, 2020, the Company exercised its option to purchase three of the properties where the Company was the lessee under ground leases. These leases were previously accounted for as finance leases. These purchases resulted in an in increase in land and a corresponding decrease in finance lease right-of-use assets of $6.0 million.
During the nine months ended September 30, 2019, the Company invested $81.1 million, including transaction costs, in 40 restaurant properties located in eighteen states, and allocated the investment as follows: $39.5 million to land, $22.6 million to buildings and improvements, and $19.0 million to intangible assets principally related to the value of the in-place leases acquired. There was no contingent consideration associated with these acquisitions. The Company did not dispose of any properties during the nine months ended September 30, 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables detail intangible lease assets and liabilities.

	September 30,	December 31,
(In thousands)	2020	2019
Acquired in-place lease intangibles	$54,430	$38,844
Above-market leases	13,804	7,754
Finance leases - right of use asset (1)	15,729	16,063
Lease incentives, net	5,774	—
Total	89,737	62,661
Less: Accumulated amortization	(10,278)	(4,744)
Intangible Lease Assets, Net	$79,459	$57,917

(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	September 30,	December 31,
(In thousands)	2020	2019
Below-market leases	$2,978	$1,923
Less: Accumulated amortization	(495)	(155)
Intangible Lease Liabilities, Net	$2,483	$1,768

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $1.8 million and $813 thousand for the three months ended September 30, 2020 and 2019, respectively, and $4.4 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $363 thousand and $25 thousand for the three months ended September 30, 2020 and 2019, respectively, and $750 thousand and $49 thousand for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020, lease incentive amortization was $48 thousand and $49 thousand, respectively.
At September 30, 2020, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 10.0 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases and lease incentives was 9.7 years, 8.2 years, 9.7 years and 15.1 years, respectively.
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at September 30, 2020.

(In thousands)	September 30,
2020 (three months)	$2,251
2021	8,637
2022	8,084
2023	6,486
2024	5,605
Thereafter	24,462
Total Future Amortization	$55,525

NOTE 5 – LEASES
Operating Leases as Lessee
As a lessee we record ROU assets and lease liabilities for the two ground leases at our Kerrow Restaurant Operating Business. These ground leases have extension options, which we believe will be exercised and are included in the calculation of our lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

liabilities and right-of-use assets. During the second quarter of 2020, the Company became the lessee of new corporate office space, which qualified as an operating lease at commencement. In calculating the lease obligations under both the ground leases and office lease, we used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
Operating Lease Liability
As of September 30, 2020, maturities of operating lease liabilities were as follows:

(In thousands)	September 30,
2020 (three months)	$162
2021	673
2022	693
2023	705
2024	718
Thereafter	5,851
Total Payments	8,802
Less: Interest	(2,642)
Operating Lease Liability	$6,160

The weighted-average discount rate for operating leases at September 30, 2020 was 4.07%. The weighted-average remaining lease term was 17.1 years.
Rental expense was $222 thousand and $166 thousand for the three months ended September 30, 2020 and 2019, respectively. Rental expense was $542 thousand and $500 thousand for the nine months ended September 30, 2020 and 2019, respectively.
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
The following table shows the components of rental revenue for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Lease revenue - operating leases	$38,271	$34,993	$112,899	$103,252
Variable lease revenue (tenant reimbursements)	600	216	1,732	580
Total Rental Revenue	$38,871	$35,209	$114,631	$103,832

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

(In thousands)	September 30,
2020 (three months)	$37,249
2021	149,953
2022	151,380
2023	151,680
2024	152,163
Thereafter	1,079,088
Total Future Minimum Lease Payments	$1,721,513

Ground Leases as Lessee
As of September 30, 2020, the Company had finance ground lease assets aggregating $15.7 million. These assets are included in intangible lease assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 63 years to 99 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 94 years years at September 30, 2020.
NOTE 6 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Operating lease right-of-use asset	$5,515	$3,810
Prepaid acquisition costs and deposits	3,018	4,219
Prepaid assets	473	845
Accounts receivable	1,860	380
Food and beverage inventories	126	196
Other	1,202	715
Total Other Assets	$12,194	$10,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Liabilities
The components of other liabilities were as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Operating lease liability	$6,160	$4,403
Accrued interest expense	5,566	1,572
Accrued compensation	1,628	1,913
Accounts payable	367	799
Intangible lease liabilities, net	2,483	1,768
Accrued operating expenses	249	396
Other	2,765	1,745
Total Other Liabilities	$19,218	$12,596

NOTE 7 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At September 30, 2020, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $350 million of senior, unsecured, fixed rate notes. At December 31, 2019 our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $225 million of senior, unsecured, fixed rate notes. At September 30, 2020 and December 31, 2019, the outstanding borrowings under the revolving credit facility were $0 million and $52.0 million, respectively, and there were no outstanding letters of credit.
The following table presents the Term Loan balances as of September 30, 2020 and December 31, 2019.

				Outstanding Balance
	Maturity	Interest		September 30,	December 31,
(Dollars in thousands)	Date	Rate		2020	2019
Term Loans:
Term loan due 2022	Nov 2022	1.51%	(a)	$150,000	$150,000
Term loan due 2023	Nov 2023	1.41%	(a)	150,000	150,000
Term loan due 2024	Mar 2024	1.41%	(a)	100,000	100,000
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.25%-1.35% at September 30, 2020.
The following table presents the senior unsecured fixed rate notes balance as of September 30, 2020 and December 31, 2019.

			Outstanding Balance
	Maturity	Interest	September 30,	December 31,
(Dollars in thousands)	Date	Rate	2020	2019
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	—
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	—
Total Notes			$350,000	$225,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At September 30, 2020, and December 31, 2019, net unamortized deferred financing costs were approximately $6.7 million and $7.1 million, respectively. During the three months ended September 30, 2020 and 2019, amortization of deferred financing costs was $543 thousand and $512 thousand, respectively. During the nine months ended September 30, 2020 and 2019, amortization of deferred financing costs was $1.6 million and $1.5 million, respectively. The weighted average interest rate on the term loans before consideration of the interest rate hedge described below was 1.45% and 3.01% at September 30, 2020 and December 31, 2019, respectively.
The Company was in compliance with all debt covenants at September 30, 2020.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of September 30, 2020 and December 31, 2019, $300 million of our variable-rate debt is hedged by swaps with notional values totaling $300 million.
During the nine months ended September 30, 2020, the Company terminated two cash flow hedges in connection with a $125 million private note offering that was entered into on March 31, 2020. The swaps were terminated on March 10, 2020 for approximately an $8.4 million loss which will be amortized over the next 10 years as interest expense.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $6.8 million will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2020 and 2019, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2020 and December 31, 2019.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		September 30, 2020	December 31, 2019		September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$54	$1,451	Derivative liabilities	$20,923	$5,005
Total		$54	$1,451		$20,923	$5,005

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended September 30, 2020	$(19)	Interest expense	$(1,380)	$(7,410)
Three months ended September 30, 2019	$(3,226)	Interest expense	$(420)	$(6,665)
Nine months ended September 30, 2020	$(27,934)	Interest expense	$(2,569)	$(21,732)
Nine months ended September 30, 2019	$(12,189)	Interest expense	$(1,610)	$(19,969)

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at September 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2020	$54	$—	$54	$(54)	$—	$—
December 31, 2019	1,451	—	1,451	(1,451)	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2020	$20,923	$—	$20,923	$(54)	$—	$20,869
December 31, 2019	5,005	—	5,005	(1,451)	—	3,554
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At September 30, 2020 and December 31, 2019, the fair value of derivatives related to these agreements was approximately $20.9 million and $3.6 million in net liabilities, respectively. As of September 30, 2020, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at September 30, 2020, we could have been required to settle our obligations under the agreements at their termination value of approximately $20.9 million.
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the nine months ended September 30, 2020 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended September 30, 2020 and 2019, we recorded income tax expense of $67 thousand and $69 thousand, respectively. During the nine months ended September 30, 2020 and 2019, we recorded income tax expense of $192 thousand and $198 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of September 30, 2020. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At September 30, 2020 and December 31, 2019, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at September 30, 2020 and December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Common Stock
At September 30, 2020 and December 31, 2019, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At September 30, 2020, there were 72,769,345 shares of the Company's common stock issued and outstanding.
On March 16, 2020, we declared a dividend of $0.3050 per share, which was paid in April 2020 to common stockholders of record as of March 31, 2020. On May 29, 2020, we declared a dividend of $0.3050 per share, which was paid in July 2020 to common stockholders of record as of June 30, 2020. On September 17, 2020, we declared a dividend of $0.3050 per share, which was paid in October 2020 to common stockholders of record as of September 30, 2020.
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
During the three months ended September 30, 2020, the Company issued 2,435,958 shares under the ATM program at a weighted average share price of $25.65 for net proceeds of $61.3 million. During the six months ended June 30, 2020, the Company executed and physically settled in full a forward sale agreement under the ATM program with a financial institution acting as forward purchaser to sell 144,321 shares of common stock at an average forward offering price per share of $30.23 for net proceeds of $4.4 million. During the nine months ended September 30, 2020, the Company issued 2,580,279 shares under the ATM program at a weighted average share price of $25.93 for net proceeds of $65.6 million.
At September 30, 2020, there was $94.9 million available for issuance under the ATM program.
Noncontrolling Interest
At September 30, 2020, there were 204,392 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the nine months ended September 30, 2020, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $5.2 million and $7.9 million as of September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020, FCPT was the owner of approximately 99.72% of FCPT’s OP units. The remaining 0.28%, or 204,392 of FCPT’s OP units were held by unaffiliated limited partners. During the nine months ended September 30, 2020, FCPT OP distributed $197 thousand to its limited partners and settled redemptions of 85,000 OP units; 40,000 OP units for cash, at a weighted average price per unit of $20.30 for $813 thousand; and 45,000 OP units for shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2020 and 2019.

(In thousands except for shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average common shares outstanding – basic	71,009,154	68,315,915	70,430,037	68,274,167
Net effect of dilutive equity awards	221,327	211,272	228,463	220,846
Average common shares outstanding – diluted	71,230,481	68,527,187	70,658,500	68,495,013
Net income available to common shareholders	$19,349	$18,331	$57,080	$53,702
Basic net earnings per share	$0.27	$0.27	$0.81	$0.79
Diluted net earnings per share	$0.27	$0.27	$0.81	$0.78

For the three months ended September 30, 2020 and 2019, the number of outstanding equity awards that were anti-dilutive totaled 216,773 and 146,335, respectively. For the nine months ended September 30, 2020 and 2019, the number of outstanding equity awards that were anti-dilutive totaled 209,637 and 142,558, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended September 30, 2020 and 2019 was 204,392 and 294,506. The weighted average exchangeable OP units outstanding for the nine months ended September 30, 2020 and 2019 was 221,355 and 310,599, respectively.
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
At September 30, 2020, 1,014,968 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $5.4 million at September 30, 2020 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2020	$1,290	$1,427	$406	$3,123
Equity grants	1,305	1,548	1,976	4,829
Equity grant forfeitures	—	(74)	(1)	(75)
Equity compensation expense	(684)	(1,044)	(769)	(2,497)
Unrecognized Compensation Cost at September 30, 2020	$1,911	$1,857	$1,612	$5,380

At September 30, 2020, the weighted average amortization period remaining for all of our equity awards was 2.2 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At September 30, 2020 and December 31, 2019, there were 133,039 and 91,473 RSUs outstanding, respectively. During the three months ended September 30, 2020, there were 14,138 shares of restricted stock granted, and no RSUs were forfeited or vested. During the nine months ended September 30, 2020, there were 52,083 shares of restricted stock granted, restrictions on 10,517 RSUs lapsed and were distributed, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2025.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At September 30, 2020 and December 31, 2019, there were 102,355 and 101,267 RSAs outstanding, respectively. During the three months ended September 30, 2020, no shares of restricted stock were granted, forfeited, or vested. During the nine months ended September 30, 2020, there were 54,124 shares of restricted stock granted and 2,826 shares forfeited, and restrictions on 50,300 RSAs lapsed and were distributed, of which 23,238 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2023. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At September 30, 2020 and December 31, 2019, the target number of PSUs that were unvested was 202,706 and 204,068, respectively. During the three months ended September 30, 2020, no PSUs were were granted, forfeited, or vested. During the nine months ended September 30, 2020, PSUs with a target number of 66,474 shares were granted and PSUs with a target number of 64,522 shares vested. The total shareholder return calculated for these PSUs resulted in a distribution of 200% of target shares, resulting in the distribution of 128,060 shares, of which 64,808 were withheld for tax.
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
Based on the grant date fair value, the Company expects to recognize $1.6 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$54	$—	$54
Liabilities
Derivative liabilities	$—	$20,923	$—	$20,923

December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$1,451	$—	$1,451
Liabilities
Derivative liabilities	$—	$5,005	$—	$5,005

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at September 30, 2020, and December 31, 2019 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

	September 30, 2020
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$150,750
Term loan due 2023	150,000	150,516
Term loan due 2024	100,000	100,405
Senior fixed note due June 2024	50,000	56,608
Senior fixed note due June 2027	75,000	90,848
Senior fixed note due June 2026	50,000	59,485
Senior fixed note due June 2028	50,000	61,405
Senior fixed note due June 2029	50,000	55,783
Senior fixed note due April 2030	75,000	83,795
Revolving credit facility	—	—

	December 31, 2019
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$150,834
Term loan due 2023	150,000	150,510
Term loan due 2024	100,000	100,352
Senior fixed note due June 2024	50,000	52,496
Senior fixed note due June 2027	75,000	81,176
Senior fixed note due June 2026	50,000	52,946
Senior fixed note due June 2028	50,000	53,902
Revolving credit facility	52,000	52,301

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 14 – SEGMENTS
During the three and nine months ended September 30, 2020 and 2019, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three and nine months ended September 30, 2020 and 2019.
Three Months Ended September 30, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$38,871	$—	$—	$38,871
Intercompany rental revenue	136	—	(136)	—
Restaurant revenue	—	4,097	—	4,097
Total revenues	39,007	4,097	(136)	42,968
Operating expenses:
General and administrative	3,741	—	—	3,741
Depreciation and amortization	7,405	118	—	7,523
Property expenses	838	—	—	838
Restaurant expenses	—	4,123	(136)	3,987
Total operating expenses	11,984	4,241	(136)	16,089
Interest expense	(7,410)	—	—	(7,410)
Other income	2	—	—	2
Income tax expense	(40)	(27)	—	(67)
Net Income (Loss)	$19,575	$(171)	$—	$19,404
Three Months Ended September 30, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$35,209	$—	$—	$35,209
Intercompany rental revenue	102	—	(102)	—
Restaurant revenue	—	4,974	—	4,974
Total revenues	35,311	4,974	(102)	40,183
Operating expenses:
General and administrative	3,389	—	—	3,389
Depreciation and amortization	6,523	130	—	6,653
Property expenses	346	—	—	346
Restaurant expenses	—	4,907	(102)	4,805
Total operating expenses	10,258	5,037	(102)	15,193
Interest expense	(6,665)	—	—	(6,665)
Other income	153	—	—	153
Income tax expense	(38)	(31)	—	(69)
Net Income (Loss)	$18,503	$(94)	$—	$18,409

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nine Months Ended September 30, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$114,631	$—	$—	$114,631
Intercompany rental revenue	408	—	(408)	—
Restaurant revenue	—	11,696	—	11,696
Total revenues	115,039	11,696	(408)	126,327
Operating expenses:
General and administrative	11,303	—	—	11,303
Depreciation and amortization	21,294	376	—	21,670
Property expenses	2,539	—	—	2,539
Restaurant expenses	—	12,207	(408)	11,799
Total operating expenses	35,136	12,583	(408)	47,311
Interest expense	(21,732)	—	—	(21,732)
Other income	168	—	—	168
Income tax expense	(114)	(78)	—	(192)
Net Income (Loss)	$58,225	$(965)	$—	$57,260
Nine Months Ended September 30, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$103,832	$—	$—	$103,832
Intercompany rental revenue	305	—	(305)	—
Restaurant revenue	—	15,520	—	15,520
Total revenues	104,137	15,520	(305)	119,352
Operating expenses:
General and administrative	10,766	—	—	10,766
Depreciation and amortization	19,132	400	—	19,532
Property expenses	1,071	—	—	1,071
Restaurant expenses	—	15,047	(305)	14,742
Total operating expenses	30,969	15,447	(305)	46,111
Interest expense	(19,969)	—	—	(19,969)
Other income	872	—	—	872
Income tax expense	(106)	(92)	—	(198)
Net Income (Loss)	$53,965	$(19)	$—	$53,946

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present supplemental information by segment at September 30, 2020 and December 31, 2019.
Supplemental Segment Information at September 30, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,054,187	$16,977	$2,071,164
Accumulated depreciation	(647,095)	(5,754)	(652,849)
Total real estate investments, net	1,407,092	11,223	1,418,315
Cash and cash equivalents	16,993	742	17,735
Total assets	1,557,300	16,325	1,573,625
Long-term debt, net of deferred financing costs	743,335	—	743,335
Supplemental Segment Information at December 31, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,952,855	$14,879	$1,967,734
Accumulated depreciation	(630,250)	(5,380)	(635,630)
Total real estate investments, net	1,322,605	9,499	1,332,104
Cash and cash equivalents	4,032	1,051	5,083
Total assets	1,431,003	15,067	1,446,070
Long-term debt, net of deferred financing costs	669,940	—	669,940

NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after September 30, 2020, the date of the Consolidated Balance Sheet, through October 29, 2020 and noted the following:
Acquisitions
Through October 29, 2020, the Company invested $11.4 million in the acquisition of seven net lease properties with an investment yield of approximately 6.5%, and approximately 7.1 years of lease term remaining. The Company funded the acquisitions with cash on hand and additional borrowings on the revolving credit facility. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at September 30, 2020.
Strategic Joint Venture
On October 5, 2020, the Company announced a strategic venture with Lubert-Adler Real Estate Funds that could potentially invest as much as $150 million to acquire and re-tenant vacant buildings. The Company’s investment into this venture could reach $20 million, with Lubert-Adler contributing the remainder of the capital. In addition, the Company will have the right, but not the obligation, to purchase properties from the venture for the Company’s long-term ownership portfolio once the properties stabilize. The joint venture will have a multi-year investment period and will be fully compliant with the Company’s REIT status. As of October 29, 2020, the Company has not contributed funds to the joint venture. The Company is still evaluating the financial reporting impact of the joint venture on its Consolidated Financial Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

continue to operate, and our restaurant business operations. The Company has taken precautions to protect the safety, health and well-being of its employees and tenants.
The COVID-19 pandemic has and continues to disrupt supply chains and affect production and sales across a range of industries, and it could materially adversely impact the Company and its tenants. The macroeconomic effects of the COVID-19 pandemic could also materially adversely affect the Company’s properties, as well as many other aspects of the Company’s business, financial condition, and results of operations. At this point, the extent to which COVID-19 may result in short- or long-term interruptions in the Company’s business operations or impact our financial condition or results of operations is uncertain.
As of October 29, 2020, a material number of our properties remain impacted by the pandemic and the Company received October 2020 rent payments of approximately 99% of our portfolio, as measured by contractual annual base rent, exclusive of rent abatement agreements. The Company currently remains in active discussions and negotiations with its impacted tenants and restaurant owners and anticipates the need to grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such rent relief is currently unknown as negotiations have recently been initiated. We anticipate an impact to our rent collections throughout 2020 as a result of reduced activity at our properties due to government-imposed restrictions and changes in consumer behavior. The Company is not currently aware of any loss contingencies related to this matter that would require recognition at this time.
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

During the nine months ended September 30, 2020, FCPT acquired 52 properties for a total investment value of $121.4 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 7.5 years. The Company also acquired a plot of land for $2.4 million that it is developing.
At September 30, 2020, our lease portfolio had the following characteristics:

•	751 properties located in 46 states and representing an aggregate leasable area of 5.0 million square feet;

•	99.6% occupancy (based on leasable square footage);

•	An average remaining lease term of 10.5 years (weighted by annualized base rent); and

•	An average annual rent escalation of 1.5% through December 31, 2029 (weighted by annualized base rent).

COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our tenants. The outbreak continues to significantly and adversely impact economic activity in many areas of the United States, including where we own properties and where our headquarters are located. Our managed restaurants and certain of our tenants have experienced and continue to experience operational challenges as a result of the COVID-19 pandemic, which has had, and we anticipate will continue to have, an impact on our and their financial condition, results of operations, liquidity and creditworthiness. The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response in collaboration with tenants, government officials and business partners and assess potential impacts to our financial position and operating results, as well as potential adverse developments to our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
We have collected over 92% and over 99% of our portfolio’s contractual base rent for the quarters ending June 30, 2020 and September 30, 2020, respectively. Rent deferrals agreed to for rent owed for second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and require the full rent amount to be paid back to the Company in the near-term. In the third quarter of 2020, the Company has agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represent approximately $1.6 million of rental revenue recognized in the second quarter of 2020. During the third quarter of 2020, the receivables for abatements were recorded as lease incentives and will be amortized as a reduction to revenue over the amended lease terms.
Not all tenant requests have resulted or will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements. Second and third quarter collections, rent relief requests, and rent concessions to date may not be indicative of collections, requests, or concessions in any future period.

Results of Operations
During the three and nine months ended September 30, 2020 and 2019, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and nine months ended September 30, 2020 and 2019 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Revenues:
Rental revenue	$38,871	$35,209	$114,631	$103,832
Restaurant revenue	4,097	4,974	11,696	15,520
Total revenues	42,968	40,183	126,327	119,352
Operating expenses:
General and administrative	3,741	3,389	11,303	10,766
Depreciation and amortization	7,523	6,653	21,670	19,532
Property expenses	838	346	2,539	1,071
Restaurant expenses	3,987	4,805	11,799	14,742
Total operating expenses	16,089	15,193	47,311	46,111
Interest expense	(7,410)	(6,665)	(21,732)	(19,969)
Other income	2	153	168	872
Income tax expense	(67)	(69)	(192)	(198)
Net income	19,404	18,409	57,260	53,946
Net income attributable to noncontrolling interest	(55)	(78)	(180)	(244)
Net Income Attributable to Common Shareholders	$19,349	$18,331	$57,080	$53,702
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Real Estate Operations
Rental Revenue
Rental revenue increased $3.7 million, or 10.4%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was due to the acquisition of 110 leased properties, during the year-over-year period from October 1, 2019 through September 30, 2020. During the three months ended September 30, 2020, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $600 thousand as compared to $216 thousand during the three months ended September 30, 2019. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $352 thousand, or 10.4%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase in compensation-related expenses stemming from a higher head count and benefits costs as well as an increase in recruiting fees and office rent expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $870 thousand, or 13.1%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to the acquisition of 110 properties, during the year-over-year period from October 1, 2019 through September 30, 2020.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended September 30, 2020, we recorded property expenses of $838 thousand, of which $600 thousand was reimbursed by tenants. During the three months ended September 30, 2019, we recorded property expenses of $346 thousand, of which $216 thousand was reimbursed by tenants. The primary reasons for the $108 thousand increase in non-reimbursed expenses were vacancy costs and higher legal costs associated with negotiating lease amendments with tenants impacted by the COVID-19 pandemic.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $350 million of senior fixed rate notes. Interest expense increased $745 thousand for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the issuance of $125 million of senior fixed notes in April and June. As of September 30, 2020 we had no outstanding borrowings under the revolving credit facility.
Realized Gain on Sale, Net
The Company did not sell any assets during the three months ended September 30, 2020 or 2019.
Income Taxes
During the three months ended September 30, 2020 and 2019, our income tax expense was $67 thousand and $69 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues decreased by $0.9 million, or 17.6%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to decreased seating capacity of the restaurants as a result of the COVID-19 pandemic and restrictions intended to prevent its spread.
Total restaurant expenses decreased by $0.8 million, or 17.0%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due a decrease in the hours of restaurant employees and cost of good sold as the decreased seating capacity of the restaurants as a result of the COVID-19 pandemic.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Real Estate Operations
Rental Revenue
Rental revenue increased $10.8 million, or 10.4%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was due to the acquisition of 110 leased properties, during the year-over-year period from October 1, 2019 through September 30, 2020. During the nine months ended September 30, 2020, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $1.7 million as compared to $580 thousand during the nine months ended September 30, 2019. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our

REIT structure and reporting requirements. General and administrative expenses increased $537 thousand, or 5.0%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in cash compensation-related expenses stemming from a higher head count and benefits costs related to employees added in 2019 and 2020 as well as an increase in recruiting fees and office rent expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $2.1 million, or 10.9%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to the acquisition of 110 properties, during the year-over-year period from October 1, 2019 through September 30, 2020.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the nine months ended September 30, 2020, we recorded property expenses of $2.5 million, of which $1.7 million was reimbursed by tenants. During the nine months ended September 30, 2019, we recorded property expenses of $1.1 million, of which $0.6 million was reimbursed by tenants. The primary reasons for the $0.3 million increase in non-reimbursed property expenses were higher legal costs associated with negotiating lease amendments with tenants impacted by the COVID-19 pandemic, abandoned deal costs, and expenses on vacant properties.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $350 million of senior fixed rate notes. Interest expense increased $1.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the usage of our revolving credit facility and issuance of $125 million of senior fixed notes in April and June. As of September 30, 2020 we had no outstanding borrowings under the revolving credit facility.
Realized Gain on Sale, Net
The Company did not sell any assets during the nine months ended September 30, 2020 or the nine months ended September 30, 2019.
Income Taxes
During the nine months ended September 30, 2020 and 2019, our income tax expense was $192 thousand and $198 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues decreased by $3.8 million, or 24.6%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the temporary closure and decreased seating capacity of the restaurants as a result of the COVID-19 pandemic and restrictions intended to prevent its spread.
Total restaurant expenses decreased by $2.9 million, or 20.0%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due a decrease in the hours of restaurant employees and cost of good sold resulting from the temporary closure and decreased seating capacity of the restaurants as a result of the COVID-19 pandemic.
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
Liquidity and Financial Condition
At September 30, 2020, we had $17.7 million of cash and cash equivalents and $250.0 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2021, subject to our ability to extend the term for two additional six-month periods to November 9, 2022. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 7 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of September 30, 2020, we had no borrowings outstanding under our revolving credit facility. The credit facility also includes $400 million of non-amortizing term loans, of which $150 million will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. At September 30, 2020, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 2.60%.
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
During the first quarter of 2020, the Company executed a forward sale agreement under the ATM program with a financial institution acting as forward purchaser under the ATM program to sell 144,321 shares of common stock at an average forward offering price per share of $30.23. During the six months ended June 30, 2020, the Company physically settled this forward sale agreement and issued 144,321 shares of common stock for net proceeds of $4.3 million. During the three months ended September 30, 2020, the Company issued 2,435,958 shares under the ATM program at a weighted average share price of $25.65 for net proceeds of $61.3 million. Under the March 2019 ATM program, through September 30, 2020, we have issued 4,243,395 shares and raised $115.1 million before issuance costs. At September 30, 2020, there was $94.9 million available for issuance under our ATM program.
We have entered into interest rate swaps to hedge the interest rate variability associated with our credit facility. On November 9, 2015, we entered into an interest rate swap that has a fixed notional value of $200 million that matures on November 9, 2020, where the fixed rate paid by FCPT OP is 1.557% and the variable rate received resets monthly to the one-month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2018, and a maturity date of November 9, 2021, where the fixed rate paid by FCPT OP is 1.960% and the variable rate received resets monthly to the one-month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2020, a maturity date of November 9, 2023, where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one-month LIBOR rate. On August 29, 2017, we entered into a 2-year swap with a fixed notional value of $100 million for its first twelve months and $200 million for its second twelve months with an effective date of November 9, 2020, a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one-month LIBOR rate. On June 11, 2019, we entered into a swap with a fixed notional value of $150 million, an effective date of November 9, 2022, and a maturity date of November 9, 2024, where the fixed rate paid by FCPT OP is 1.913% and the variable rate received resets monthly to the one-month LIBOR rate. On June 8, 2020 we entered into an interest rate swap with a fixed notional value of $50 million with an effective date of November 9, 2020 and a maturity date of November 9, 2025, where the fixed rate paid by the Company was 0.5025% and the variable rate received reset monthly to the one-month LIBOR rate. On June 8, 2020 we entered into an interest rate swap with a fixed notional value of $50 million to $150 million with an effective date of November 9, 2023 and a maturity date of November 9, 2025, where the fixed rate paid by the Company was 0.8205% and the variable rate received reset monthly to the one-month LIBOR rate. On September 29, 2020, we entered into a swap with a fixed notional value of $25 million, an effective date of May 4, 2021, and a maturity date of May 1, 2031, where the fixed rate paid by FCPT OP is 0.7516% and the variable rate received resets monthly to the three-month LIBOR rate.
These eight hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income.
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
The Company continues to monitor the COVID-19 pandemic and its impact on our overall liquidity position and outlook. The ultimate impact COVID-19 may have on our operational and financial performance over the next 12 months is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our tenants, on restaurants that we manage and the magnitude and duration of the pandemic, including its impact on social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs. Our ability to retain our outstanding borrowings and utilize remaining amounts available under our revolving credit facility will depend on our continued compliance with the applicable financial covenants and other terms of our credit agreements, which may be impacted by tenant store closures and failure of tenants to pay rent.
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
The COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, in the first three quarters of 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
Off-Balance Sheet Arrangements
At September 30, 2020, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net income	$19,404	$18,409	$57,260	$53,946
Depreciation and amortization on real estate investments	7,503	6,636	21,615	19,481
FFO (as defined by NAREIT)	$26,907	$25,045	$78,875	$73,427
Straight-line rent	(2,248)	(2,415)	(6,519)	(7,008)
Recognized rental revenue expected to be abated (1)	(196)	—	(1,568)	—
Stock-based compensation	868	802	2,496	2,792
Non-cash amortization of deferred financing costs	543	512	1,589	1,539
Other non-cash interest (income) expense	1	1	(1)	(4)
Non-real estate investment depreciation	20	17	55	51
Other non-cash revenue adjustments	412	25	799	49
Adjusted Funds from Operations (AFFO)	$26,307	$23,987	$75,726	$70,846

Fully diluted shares outstanding (2)	71,434,873	68,816,579	70,879,855	68,805,612

FFO per diluted share	$0.38	$0.36	$1.11	$1.07

AFFO per diluted share	$0.37	$0.35	$1.07	$1.03

(1)    Amount represents base rent that the Company has agreed to abate as a result of lease amendments. Upon finalization of lease amendments with tenants, the Company abated $1.6 million of rental revenue recognized in the second quarter of 2020, of which $1.4 million was included as an adjustment to AFFO in the second quarter of 2020. In the third quarter, receivables of $1.6 million were recognized as lease incentives and will be amortized as a reduction to rental revenue over the amended lease terms.
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

9.	Other non-cash revenue adjustments, including amortization of above and below market leases and lease incentives

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

Changes in Internal Control over Financial Reporting
During the third quarter of 2020, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The ongoing COVID-19 pandemic and restrictions intended to prevent its spread has already had a significant adverse impact on economic and market conditions around the world in the first three quarters of 2020, including the United States and markets where our properties are located. Our restaurant tenants, as well as our tenants that operate other retail businesses, depend on in-person interactions with their customers to generate unit-level profitability, and an COVID-19 has decreased and may continue to decrease customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders, density limitations and social distancing measures have prevented and may continue to prevent customers from frequenting, our tenants’ businesses, which has resulted in decreased profitability for our tenants and may continue to result in our tenants’ inability to maintain profitability and make timely rental payments to us under their leases. In connection with the business stoppages at many of our properties, during the second quarter, we have agreed to lease concessions with certain tenants in response to the COVID-19 pandemic and restrictions intended to prevent its spread. Whether we enter into any future lease amendments or grant any additional rent concessions or other lease-related relief will be made by our management team and board, as appropriate, based on each tenant’s unique financial and operating situation.
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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	October 29, 2020	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 29, 2020	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	October 29, 2020	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)