Form 10-K
period 2020-12-31
Four Corners Property Trust, Inc.
filed 2021-02-19
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-37538
FOUR CORNERS PROPERTY TRUST, INC.
(Exact name of Registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

591 Redwood Highway,	Suite 3215,	Mill Valley,	CA	94941
(Address of principal executive offices)
Registrant’s telephone number, including area code: (415) 965-8030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FCPT	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $1,701,903,221.
Number of shares of Common Stock, par value $0.0001, outstanding as of February 18, 2021: 76,109,752
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2021 are incorporated by reference into Part III of this Report.

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - K
YEAR ENDED DECEMBER 31, 2020

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
Business Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and retail industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2020, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In 2020, FCPT engaged in various real estate transactions for a total investment of $227.3 million, including capitalized transaction costs. Pursuant to these transactions, we acquired an additional 100 rental properties and ground leasehold interests, aggregating 589 thousand square feet. We also acquired a plot of land for $2.4 million that is under development.
As of December 31, 2020, our lease portfolio had the following characteristics:
•799 free-standing properties located in 46 states and representing an aggregate leasable area of 5.2 million square feet;
•99.6% occupancy (based on leasable square footage);
•An average remaining lease term of 10.2 years (weighted by annualized base rent);
•An average annual rent escalation of 1.44% through December 31, 2030 (weighted by annualized base rent); and
•67.7% investment-grade tenancy (weighted by annualized base rent).
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
Our executive offices are located at 591 Redwood Highway, Suite 3215, Mill Valley, California 94941, and our telephone number is (415) 965-8030.
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
    Increase Diversity of Portfolio: We seek to develop a diverse asset portfolio as we continue to expand. As of December 31, 2020, properties in our leasing portfolio were located in 46 different states across the continental United States, comprised of 79 unique tenant brands, and our properties in only two states, Texas and Florida, individually accounted for more than 10% of our total revenue with 11.6% and 11.1% of our total revenue, respectively. Additionally, by virtue of its large scale, we believe that the U.S. restaurant industry offers a sizable pool of attractive property acquisition targets across different types of restaurant properties, including quick service, take-out, casual dining, fast casual, and fine dining, to enable diversified growth for us and, in doing so, reduce our concentration with Darden.
    Operating Strategy
    Long-Term, Net Lease Structure: We intend to hold our properties for long-term investment. Our properties are leased to our tenants on a net lease basis with a weighted average remaining lease term of approximately 10.2 years before any renewals and an average annual rent escalation of 1.44% through December 31, 2030 (weighted by annualized base rent), thereby providing a long-term, stable income stream. Under the leases, the tenant is responsible for maintaining the properties in accordance with prudent industry practice and in compliance with all federal and state standards. The maintenance responsibilities include, among others, maintaining the building, building systems including roofing systems and other improvements. In addition to maintenance requirements, the tenant is also generally responsible for insurance required to be carried under the leases, taxes levied on or with respect to the properties, payment of common area maintenance charges and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. At the option of the tenant, the leases will generally allow extensions for a certain number of multi-year renewal terms beyond the initial term and the tenant can elect which of the properties then subject to the leases to renew. The number and duration of the renewal terms for any given property may vary, however, based on the initial term of the relevant lease and other factors.
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
    Financing Strategy
    Maintain Balance Sheet Strength and Liquidity: We intend to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through operations, our revolving credit facility which has an undrawn capacity as of December 31, 2020 of $240 million, our ability to access the public equity markets, and our ability to access bank and private placement debt markets. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.
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

We expect that future investments in properties, including any improvements or renovations of currently owned or newly-acquired restaurant properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our $250 million revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Our investment and financing policies and objectives are subject to change periodically at the discretion of our Board of Directors without a vote of shareholders. We also have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. In March 2019, the Company renewed its “At-the-Market” (“ATM”) program under which it can sell common stock with an aggregate value of up to $210 million through broker-dealers. In January 2017, we achieved an investment grade rating of BBB- from Fitch Ratings.
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
Our Portfolio
At December 31, 2020, our investment portfolio included 799 rental properties, all within the continental United States. Of these properties, 799 were held for investment or held for sale, with an aggregate leasable area of approximately 5.2 million square feet, were located in 46 states, and had a weighted average remaining lease term of 10.2 years before any lease renewals. The Company also owns a plot of land that is has begun to develop. The remaining six properties, representing the Kerrow Restaurant Operating Business, are operated by Kerrow subject to franchise agreements with Darden (“Franchise Agreements”). Two of these restaurants are subject to ground leases to third parties.
The following table summarizes the rental properties by brand as of December 31, 2020:

Brand	Number of FCPT Properties and Leasehold Interests	Total Square Feet (000s)	Annual Cash Base Rent $(000s)	% Total Cash Base Rent (1)	Avg. Rent Per Square Foot ($)	Tenant EBITDAR Coverage (2)	Lease Term Remaining (Yrs) (3)
Olive Garden	309	2,630	$76,245	48.9%	$29	4.5x	9.7
Longhorn Steakhouse	115	645	21,726	13.9%	34	3.9x	8.5
Other Brands - non-Darden	361	1,820	53,601	34.4%	29	N/A	11.9
Other Brands - Darden	14	128	4,402	2.8%	34	2.9x	8.0
Total	799	5,223	$155,974	100.0%	$30	N/A	10.2
(1)     Current scheduled minimum contractual rent as of December 31, 2020.
(2)    We have estimated Darden current quarter EBITDAR coverage using latest FCPT portfolio reported sales results for the quarter ended November 2020 and Darden brand average margins reported for the same period. We are not reporting non-Darden tenant EBITDAR coverage this quarter as some financial information provided by tenants includes time periods prior to the COVID-19 pandemic and therefore may not be representative of current operations.
(3)     Lease term remaining is defined as the lease term weighted by the annual cash base rent.

The following table summarizes the diversification of FCPT’s lease portfolio by state as of December 31, 2020:

State	# of Leases	% of Annual Base Rent
Texas	74	11.6%
Florida	72	11.1%
Ohio	55	6.8%
Georgia	45	5.9%
Michigan	42	4.3%
Indiana	50	4.2%
Illinois	35	3.5%
Tennessee	29	3.3%
Pennsylvania	20	2.8%
South Carolina	26	2.8%
California	15	2.7%
Virginia	22	2.6%
North Carolina	23	2.6%
Maryland	22	2.6%
Alabama	29	2.5%
Colorado	23	2.3%
Mississippi	19	2.2%
Iowa	22	2.1%
Wisconsin	22	2.1%
Oklahoma	15	1.9%
New York	13	1.8%
Minnesota	11	1.6%
Kentucky	11	1.5%
Arizona	11	1.5%
Nevada	8	1.4%
Louisiana	9	1.3%
Arkansas	8	1.1%
Kansas	8	1.1%
West Virginia	6	1.0%
17 other states (none greater than 1%)	60	7.6%
Total	805	100.0%
Leases with Darden
The estimated annual cash rent based on current rates for the leases in place with Darden is approximately $102.4 million, with average annual rent escalations of 1.5% through December 31, 2030. Darden also entered into guaranties, pursuant to which it guarantied the obligations of the tenants under substantially all of the leases entered into in respect of the Properties. The Properties are leased to one or more of Darden’s operating subsidiaries pursuant to the leases, which are net leases. The leases in place with Darden provide for a weighted average remaining initial term of approximately 9.3 years as of December 31, 2020, with no purchase options provided that Darden will have a right of first offer with respect to our sale of any property, if there is no default under the lease, and we will be prohibited from selling any Properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. At the option of Darden, the leases will generally allow extensions for a certain number of renewal terms of five years each beyond the initial term and Darden can elect which of our properties then subject to the leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant lease and other factors.
Darden is currently the source of a majority of our revenues, and its financial condition and ability and willingness to satisfy its obligations under the leases and its willingness to renew the leases upon expiration of the initial base term thereof significantly impacts our revenues and our ability to service our indebtedness and make distributions to our shareholders. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its leases with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our shareholders. We also cannot assure you that Darden will elect to renew the lease arrangements with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can re-market the affected properties on the same or better terms. See “Risk Factors - Risks Related to Our Business - We are dependent on our major tenants successfully operating their businesses, and a failure to do so could have a material adverse effect on our business, financial position or results of operations.”
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

As of February 18, 2021, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance or liability with respect to environmental laws that management believes would have a material adverse effect on our business, financial position or results of operations.
Americans with Disabilities Act of 1990
The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenant has the primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of February 18, 2021, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial position or results of operations.
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
Human Capital Resources and Management
As of February 14, 2021, we had 349 employees, of which 326 were employed at our Kerrow Restaurant Operating Business. None of these employees are represented by a labor union.
We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to prevent harassment and discrimination and monitor employee conduct year-round, including by providing employees with access to an anonymous whistleblower hotline to report any violations. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance and provided with training and professional development opportunities. Our compensation program is designed to attract and retain talent. We continually assess and strive to enhance employee satisfaction and engagement. Our employees, many of whom have been employed by the Company for the majority of the Company’s existence, frequently express satisfaction with management including by responding positively about the Company’s management in anonymous surveys.
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
Risk factors summary
An investment in our securities involves various risks. Such risks, including those set forth in the summary of material risks in this Item 1A, should be carefully considered before purchasing our securities.
Risks Related to Our Business
•Risks related to real estate ownership could reduce the value of our properties.
•We are dependent on Darden, Brinker, and our other tenants to successfully operate their businesses, make rental payments to us and fulfill their obligations under their respective leases and other contracts with us.
•Actual or perceived threats associated with epidemics, pandemics or public health crises, including the ongoing COVID-19 pandemic, could have a material adverse effect on our and our tenants’ businesses.
•A significant portion of our restaurant properties are Olive Garden properties. Therefore, we are subject to risks associated with having a highly concentrated property brand base.
•We are dependent on the restaurant industry and may be susceptible to the risks associated with it.
•Our portfolio has some geographic concentration, which makes us more susceptible to adverse events in these areas.
•Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations and may result in the use of a significant amount of management resources or significant costs.
•Inflation may materially and adversely affect us and our tenants.
•Our tenants’ businesses and our business through the operation of Kerrow are subject to government regulations and changes in current or future laws or regulations could restrict their ability to operate both their and our business in the manner currently contemplated.
•Our relationship with Darden may adversely affect our ability to do business with third-party restaurant operators and other tenants.
•Real estate investments are relatively illiquid and provisions in our lease agreements may adversely impact our ability to sell properties and could adversely impact the price at which we can sell the properties.
•Our active management and operation of a restaurant business may expose us to potential liabilities beyond those traditionally associated with REITs.
Risks Related to Our Indebtedness
•Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.
•An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.
•Hedging transactions could have a negative effect on our results of operations.
Risks Related to Our Organizational Structure
•Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company. Additionally, Maryland law and provisions in our charter and bylaws may delay or prevent takeover attempts by third parties and therefore inhibit our stockholders from realizing a premium on their stock.
Risks Related to Our Common Stock
•The market price and trading volume of our common stock may be volatile and may face negative pressure including as a result of future sales or distributions of our common stock.
•We cannot assure shareholders of our ability to pay dividends in the future.
Risks Related to Our Taxation as a REIT
•If we do not qualify as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
•We could fail to qualify as a REIT if income we receive from Darden and other tenants is not treated as qualifying income.
•REIT distribution requirements could adversely affect our ability to execute our business plan.
We attempt to mitigate the foregoing risks. However, if we are unable to effectively manage the impact of these and other risks, our ability to meet our investment objectives would be substantially impaired and any of the foregoing risks could materially adversely affect our financial condition, results of operations, and cash flows, our ability to make distributions to our stockholders, or the market price of our common stock.
Risks Related to Our Business
Risks related to real estate ownership could reduce the value of our properties, which could materially and adversely affect us.
Our core business is the ownership of real estate that is leased to tenants on a net basis. Accordingly, our performance is subject to risks inherent to the ownership of real estate, including:
•inability to collect rent from tenants due to financial hardship, including bankruptcy;
•changes in consumer trends and preferences that reduce demand for the products or services of our tenants;
•inability to lease at or above the current rental rates, or at all, or sell properties upon expiration or termination of existing leases;
•needing to make capital expenditures to renovate vacant properties;
•environmental risks related to the presence of hazardous or toxic substances or materials on our properties;
•subjectivity of real estate valuations and changes in such valuations over time;
•illiquid nature of real estate compared to most other financial assets;
•changes in laws and regulations, including those governing real estate usage and zoning;
•changes in interest rates and the availability of financing; and
•changes in the general economic and business climate.
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
For the year ended December 31, 2020, Darden and Brinker International, Inc. (“Brinker”) constituted approximately 65.6% and 8.4%, respectively, of our annual cash base rent. As a result, we are dependent on Darden and Brinker successfully operating their businesses and fulfilling their obligations to us. Their ability to do so depends, in part, on their overall performance and profitability, which are based on many factors, many of which are beyond Darden’s or Brinker’s control. Accordingly, we could be materially and adversely affected if Darden or Brinker does not operate their respective businesses successfully.
Actual or perceived threats associated with epidemics, pandemics or public health crises, including the ongoing COVID-19 pandemic, could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to access the capital markets and satisfy debt service obligations and make distributions to our stockholders.
Epidemics, pandemics or other public health crises, including the ongoing COVID-19 pandemic, that impact economic and market conditions, particularly in markets where our properties are located, and preventative measures taken to alleviate any public health crises, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity and ability to access capital markets and satisfy our debt service obligations, and make distributions to our stockholders, and may affect our ability as a net-lease real estate investment trust to acquire properties or lease properties to our tenants, who may be unable, as a result of any economic downturn occasioned by public health crises, to make rental payments when due.
The ongoing COVID-19 pandemic and restrictions intended to prevent its spread has already had a significant adverse impact on economic and market conditions in the United States and markets where our properties are located. Our restaurant tenants, as well as our tenants that operate other retail businesses, depend on in-person interactions with their customers to generate unit-level profitability. COVID-19 has decreased and may continue to decrease customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders, density limitations and social distancing measures have prevented and may continue to prevent customers from frequenting, our tenants’ businesses, which has resulted in decreased profitability for our tenants and may continue to result in our tenants’ inability to maintain profitability and make timely rental payments to us under their leases. In connection with the business stoppages at many of our properties as a result of the COVID-19 pandemic and restrictions intended to prevent its spread, we agreed to lease concessions with certain tenants in the second quarter 2020. Whether we enter into any future lease amendments or grant any additional rent concessions or other lease-related relief will be made by our management team and board, as appropriate, based on each tenant’s unique financial and operating situation.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic or restrictions intended to prevent its spread. Nevertheless, the ongoing COVID-19 pandemic and restrictions intended to prevent its spread and the current financial, economic and capital markets environment and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy our debt service obligations and make distributions to our stockholders. Such adverse impacts could depend on, among other factors:
•the financial condition and viability of tenants and our tenants’ ability or willingness to pay rent in full on a timely basis;
•state, local, federal and industry-initiated efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;
•our need to restructure leases with our tenants and our ability to do so on favorable terms or at all;
•our ability to renew leases or re-lease available space in our properties on favorable terms or at all in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant;
•a severe and prolonged disruption and instability in the global financial markets may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or retire, replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities;
•a refusal or failure of one or more lenders under our revolving credit facility to fund their respective financing commitment to us;
•the broader impact of the severe economic contraction due to the COVID-19 pandemic and restrictions intended to prevent its spread, the resulting increase in unemployment that has occurred and its effect on consumer behavior, and negative consequences that will occur if these trends are not timely reversed;
•complete or partial shutdowns of one or more of our tenants’ facilities or distribution centers, temporary or long-term disruptions in our tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our tenants’ operations, which could force our tenants to reduce, delay or eliminate offerings of their products and services, reduce or eliminate their revenues and liquidity and/or result in their bankruptcy or insolvency;
•our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel (including on-site employees) are impacted in significant numbers by the COVID-19 pandemic and are not willing, available or allowed to conduct work; and

•our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during the COVID-19 pandemic.
Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under this section “Item 1A. Risk Factors”.
A significant portion of our restaurant properties are Olive Garden properties. Therefore, we are subject to risks associated with having a highly concentrated property brand base.
As of December 31, 2020, our restaurant properties include 309 Olive Garden restaurants. As a result, our success, at least in the short-term, is dependent on the continued success of the Olive Garden brand and, to a lesser extent, Darden’s other restaurant brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of the Olive Garden or other Darden brands is reduced or compromised, the value associated with Olive Garden or other Darden-branded properties in our portfolio may be adversely affected.
We are dependent on the restaurant industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.
As the owner of properties serving the restaurant industry, we are impacted by the risks associated with the restaurant industry. Therefore, our success is to some degree dependent on the restaurant industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and any of our tenants in the restaurant industry have no control, including the ongoing COVID-19 pandemic. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the restaurant business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.
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
Our properties are located throughout the United States with the highest concentrations located in the states of Texas and Florida, where 11.6% and 11.1% of our annualized base rent was derived as of December 31, 2020, respectively. An economic downturn or other adverse events or conditions such as natural disasters in these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.
We intend to continue to pursue acquisitions of additional properties and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, including the cost of accessing debt or equity markets, and we may not fully realize the potential benefits of such transactions.
In 2020, we acquired 100 properties and ground leasehold interests for a total investment of $227.3 million, including capitalized transaction costs, which were added to our leasing portfolio. We intend to continue to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities, including, but not limited to, continuing to expand our tenant base to third parties other than Darden and acquiring non-restaurant properties. Accordingly, we may often be engaged in evaluating potential transactions, potential new tenants and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In addition, properties we acquire may be leased to unrated tenants, and the tools we use to measure credit quality may not be accurate. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.
We operate in a highly competitive market and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, restaurant and retail operators, lenders and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Our Board of Directors may change our investment objectives at any time without stockholder approval. If we cannot identify and purchase a sufficient quantity of suitable properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions and other strategic opportunities. In addition, to pursue acquisitions we may have to access debt or equity markets and if financing is not available on acceptable terms, our ability to pursue further acquisitions might be limited or curtailed.
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
Our success depends in large part upon the leadership and performance of our executive management team, particularly William H. Lenehan, our President and Chief Executive Officer, and other key employees and our ability to attract other key personnel to our business. If we are unable to hire, or if we lose the services of, our executive management team or we are not able to hire or we lose other key employees, we may not be able to successfully manage our business or achieve our business objectives.
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
All of our properties are required to comply with Title III of the Americans with Disabilities Act, or the ADA. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, under the law we are also legally responsible for our properties’ ADA compliance. State and local laws may also require modifications to our properties related to access by disabled persons. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with those requirements, which could have a material adverse effect on our cash flow and ability to make distributions to our security holders. While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under its lease.
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
In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States. We may not be able to limit our liability or damages in the event of such a loss. Data protection legislation is becoming increasingly common in the United States at both the federal and state level and may require us to further modify our data processing practices and policies. For example, the California Consumer Privacy Act of 2018, which took effect on January 1, 2020, provides California residents with increased privacy rights and protections with respect to their personal information. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
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
Third-party expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in our securities if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.
Risks Related to Our Indebtedness
Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.
We have entered into a $650 million term loan and revolving credit facility providing for a $400 million term loan, $150 million of which matures on November 9, 2022, $150 million of which matures on November 9, 2023, and $100 million of which matures on March 9, 2024 and providing for a $250 million revolving credit facility with an available facility amount through November 2021, each of which are provided by a syndicate of banks and other financial institutions. As of December 31, 2020, the term loan facility is fully drawn and the undrawn revolving credit facility had $240 million remaining capacity. In addition, we have issued $350 million of senior unsecured fixed rate notes (the “Notes”). The Notes consist of $50 million of notes due in June 2024 priced at a fixed interest rate of 4.68%, $75 million of notes due in June 2027 priced at a fixed interest rate of 4.93%, $50 million of notes due in December 2026 priced at a fixed interest rate of 4.63%, $50 million of notes due in December 2028 priced at a fixed interest rate of 4.76%, $50 million of notes due in June 2029 priced at a fixed interest rate of 3.15%, and $75 million of notes due in April 2030 priced at a fixed interest rate of 3.20%. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions, if any, set forth in our debt agreements, our Board of Directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.
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
In addition, we are required to comply with the following financial covenants: (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value; (4) minimum fixed charge coverage ratio of 1.50 to 1.00; (5) minimum consolidated tangible net worth; (6) maximum unencumbered leverage ratio not to exceed 60%; and (7) minimum unencumbered interest coverage ratio of 1.75 to 1.00. As of December 31, 2020, we are in compliance with our existing financial covenants.
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
We have entered into hedging transactions with respect to interest rate exposure on our term loan and we may enter into other hedging transactions, with respect to one or more of our assets or other liabilities. The use of hedging transactions involves certain risks, including: (1) the possibility that the market will move in a manner or direction that would have resulted in a gain for us had a hedging transaction not been used, in which case our performance would have been better had we not engaged in the hedging transaction; (2) the risk of an imperfect correlation between the risk sought to be hedged and the hedging transaction used; (3) the potential illiquidity for the hedging instrument used, which may make it difficult for us to close out or unwind a hedging transaction; (4) the possibility that our counterparty fails to honor its obligations; and (5) the possibility that we may have to post collateral to enter into hedging transactions, which we may lose if we are unable to honor our obligations. Our election to be subject to tax as a REIT also limits our income sources, and the hedging strategies available to us are more limited than those available to companies that are not REITs.
Uncertainty relating to the LIBOR calculation process may adversely impact us.
Certain of our existing debt instruments and other financial arrangements (including our revolving credit facility and term loan facility) provide for borrowings to be made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate applicable to outstanding borrowings thereunder, and we may incur additional indebtedness or enter into new financial arrangements that use LIBOR as a benchmark for establishing the interest rate for borrowing thereunder. LIBOR is the subject of recent proposals for reform. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the ICE Benchmark Administration until mid-2023. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement procedures to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”). Additionally, it is uncertain if applicable tenors of LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if applicable tenors of LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. The potential effect of the phase-out or replacement of LIBOR on our cost of capital cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could also affect interest rates and other financing costs under our debt instruments and other financial arrangements, any of which could adversely affect our results of operations and financial condition.
Risks Related to Our Organizational Structure
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
As a result of his former positions with Darden, Mr. Lenehan owns common stock, including restricted stock, in both Darden and FCPT. In addition, there is no restriction on our executive officers and directors acquiring Darden common stock in the future, and, therefore, this ownership of common stock of both Darden and FCPT may be significant. Equity interests in Darden may create, or appear to create, conflicts of interest when any such director or executive officer is faced with decisions that could benefit or affect the equity holders of Darden in ways that do not benefit or affect us in the same manner. As of December 31, 2020, no other executive officer or director of FCPT owns common stock of Darden.
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
Our current dividend rate is $1.27 per share per annum. We may pay a portion of our dividends in common stock. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends will be authorized by our Board of Directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.
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
To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can be represented by certain debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within thirty days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Please refer to “Item 1. Business.”
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the ticker symbol “FCPT” since November 10, 2015.
Dividends
The following table presents the characterizations for tax purposes of such common stock dividends for the year ended December 31, 2020.

Record Date	Payment Date	Total Distribution ($ per share)	Form 1099 Box 1a Ordinary Taxable Dividend ($ per share)	Form 1099 Box 1b Qualified Taxable Dividend ($ per share)	Form 1099 Box 3 Return of Capital ($ per share)	Form 1099 Box 5 Section 199A Dividends ($ per share)
1/3/2020	1/15/2020	$0.305	$0.2411	$—	$0.0639	$0.2411
3/31/2020	4/15/2020	0.305	0.2411	—	0.0639	0.2411
6/30/2020	7/15/2020	0.305	0.2411	—	0.0639	0.2411
9/30/2020	10/15/2020	0.305	0.2411	—	0.0639	0.2411
Totals		$1.2200	$0.9644	$—	$0.2556	$0.9644
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
Holders
As of February 18, 2021, there were approximately 6,605 registered holders of record of our common stock.
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Company and Affiliated Purchasers
None.
Equity Compensation Plan
For information about our equity compensation plan, please see Note 11 of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following performance graph compares the cumulative total shareholder return on the Company’s common stock over the last five years, based on the market price of the common stock and assuming reinvestments of dividends, with (i) the cumulative total return of the S&P 500 Index, (ii) the cumulative total return of the MSCI US REIT Index (“RMZ”) and (iii) the cumulative total return of Dow Jones Industrial Average.

Five Year - Cumulative Return Comparison
December 31, 2015 through December 31, 2020
100%
80%
60%
40%
20%
0%
-20%
-40%
12/31/2015
6/30/2016
12/31/2016
6/30/2017
12/31/2017
6/30/2018
12/31/2018
6/30/2019
12/31/2019
6/30/2020
12/31/2020
FCPT
SP50
DJIAK
RMZ

Item 6. Selected Financial Data.
The following selected historical financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018, and the related notes included elsewhere in this Annual Report on Form 10-K.
The selected historical financial information as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, has been derived from our audited historical financial statements.

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Revenues	$170,944	$160,233	$143,635	$133,209	$124,018
Net income available to common shareholders (1)	$77,332	$72,616	$82,398	$71,394	$156,809
Earnings per share:
Basic	$1.08	$1.06	$1.29	$1.18	$2.75
Diluted	$1.08	$1.06	$1.28	$1.18	$2.63
Cash dividends declared per share of common stock	$1.2325	$1.1675	$1.1125	$1.0025	NA
(1)    For the year ended December 31, 2016, net income available to common shareholders includes a deferred tax benefit of $80.4 million resulting from our REIT election.
Balance Sheet Data

	At December 31,
(In thousands)	2020	2019	2018	2017	2016
Real estate investments:
Land	$827,502	$690,575	$569,057	$449,331	$421,941
Buildings, equipment and improvements	1,327,641	1,277,159	1,236,224	1,115,624	1,055,624
Total real estate investments	2,155,143	1,967,734	1,805,281	1,564,955	1,477,565
Less: accumulated depreciation	(657,621)	(635,630)	(614,584)	(598,846)	(583,307)
Total real estate investments, net	$1,497,522	$1,332,104	$1,190,697	$966,109	$894,258

Total assets	$1,668,179	$1,446,070	$1,343,098	$1,068,659	$937,151
Total liabilities	823,678	719,329	644,134	546,391	467,034
Total equity	844,501	726,741	698,964	522,268	470,117

Other Statistics

	Year Ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Cash flows provided by operating activities	$91,458	$104,673	$80,883	$78,945	$70,939
Cash flows used in investing activities	(229,073)	(207,353)	(247,046)	(80,414)	(59,322)
Cash flows provided by (used in) financing activities	143,596	14,521	190,034	44,197	(83,047)

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
Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2020, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In 2020, FCPT engaged in various real estate transactions for a total investment of $227.3 million, including capitalized transaction costs. Pursuant to these transactions, we acquired an additional 100 properties and ground leaseholds, aggregating 589 thousand square feet, and representing 44 brands, including Chili’s Grill & Bar, Burger King, KFC, Buffalo Wild Wings, Starbucks, Chick-Fil-A, McDonald’s, Texas Roadhouse, and BJ’s Restaurants. The Company also acquired a plot of land for $2.4 million that it has begun to develop.

As of December 31, 2020, our lease portfolio had the following characteristics:
•799 properties located in 46 states and representing an aggregate leasable area of 5.2 million square feet;
•99.6% occupancy (based on leasable square footage);
•An average remaining lease term of 10.2 years (weighted by annualized base rent);
•An average annual rent escalation of 1.44% through December 31, 2030 (weighted by annualized base rent)

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
We have collected over 99% of our portfolio’s contractual base rent for the year ended December 31, 2020. Rent deferrals agreed to for rent owed for second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and were fully repaid prior to December 31, 2020. In the third quarter of 2020, the Company agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represent approximately $1.6 million of rental revenue recognized in the second quarter of 2020. During the third quarter of 2020, the receivables for abatements were recorded as lease incentives and will be amortized as a reduction to revenue over the amended lease terms. The Company did not agree to any rent deferrals during the fourth quarter of 2020.
Not all tenant requests have resulted or will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements. Rent collections, rent relief requests, and rent concessions to date may not be indicative of collections, requests, or concessions in any future period.

Results of Operations
The results of operations for the accompanying consolidated financial statements discussed below are derived from our consolidated statements of comprehensive income (“Comprehensive Income Statement”) found elsewhere in this Annual Report on Form 10-K. The following discussion includes the results of our continuing operations as summarized in the table below.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenues:
Rental	$154,721	$139,682	$123,665
Restaurant	16,223	20,551	19,970
Total revenues	170,944	160,233	143,635
Operating expenses:
General and administrative	15,046	13,934	13,206
Depreciation and amortization	29,433	26,312	23,884
Property	3,508	1,579	433
Restaurant	16,082	19,632	19,014
Total operating expenses	64,069	61,457	56,537
Interest expense	(29,231)	(26,516)	(19,959)
Other income, net	170	944	781
Realized gain on sale, net	—	—	15,271
Income tax expense	(247)	(265)	(262)
Net income	77,567	72,939	82,929
Net income attributable to noncontrolling interest	(235)	(323)	(531)
Net Income Available to Common Shareholders	$77,332	$72,616	$82,398
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
In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Real Estate Operations
Rental Revenue
Rental revenue increased $15.0 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase is due to recognizing a full year of revenue in 2020 from the 97 properties acquired in 2019, and the acquisition of 100 restaurant properties and ground leaseholds in 2020. During the year ended December 31, 2020, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $2.3 million, compared to $0.9 million during the year ended December 31, 2019 due to the increase in the number of mall outparcel and multi-tenant property acquisitions. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any. During the year ended December 31, 2020, amortization of above and below market rents, and lease incentives decreased rental revenue by $1.3 million, as compared to $0.2 million for the year ended December 31, 2019.

General and Administrative Expense
General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expense increased $1.1 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily as a result of a $1.0 million increase in compensation and employee benefits due to increased headcount, $0.4 million increase in accounting, advisory, and recruiting professional fees, offset by a $0.2 million decrease in non-cash stock compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization expense increased by approximately $3.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the acquisition of 100 restaurant properties acquired in 2020, and the depreciation on 97 properties acquired in 2019 that incurred a full year of depreciation.
Property Expense
Upon adoption of ASC 842, we record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the year ended December 31, 2020, we recorded property expenses of $3.5 million, of which $2.3 million was reimbursed by tenants. During the year ended December 31, 2019, we recorded property expenses of $1.6 million, of which $0.9 million was reimbursed by tenants. The increase in non-reimbursed property expenses relates to increases in abandoned deal costs, lease transaction costs and property-level expenses that were the responsibility of the Company rather than the tenant.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $350 million of senior unsecured fixed rate notes.
Interest expense increased by approximately $2.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This was primarily due to an increase of $2.6 million in interest expense on the $125 million of senior unsecured fixed rate notes issued in March 2020.
Interest expense, excluding deferred financing costs, on the $400 million of term loans and the interest rate swaps we entered into to hedge the variability associated with the term loans was $11.8 million and $12.9 million for the years ended December 31, 2020 and 2019, respectively. This interest expense includes the reclassification of other comprehensive income into interest expense. Interest expense and fees on our revolving credit facility was $1.9 million and $0.8 million, for the years ended December 31, 2020 and 2019, respectively. Amortization of deferred financing costs was $2.1 million for both the years ended December 31, 2020 and 2019.
For additional information on the Company’s debt instruments, see “Liquidity and Financial Condition” below.
Realized Gain on Sale, Net
There was no realized gain on sale, for the years ended December 31, 2020 or 2019 as the Company did not sell any assets.
Income Taxes
During the years ended December 31, 2020 and 2019, income tax expense on real estate operations was $165 thousand and $152 thousand, respectively. Income tax expense on real estate operations consists of state and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.

Restaurant Operations
Restaurant revenues decreased approximately $4.3 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, due to decreased seating capacity of the restaurants as a result of the COVID-19 pandemic and restrictions intended to prevent its spread.
Total restaurant expenses decreased approximately $3.4 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due a decrease in the hours of restaurant employees and cost of good sold in conjunction with the decreased seating capacity of the restaurants as a result of the COVID-19 pandemic.
During the years ended December 31, 2020 and 2019, income tax expense at the Kerrow Restaurant Operating Business was $82 thousand and $113 thousand, respectively.
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Consolidated Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Consolidated Income Statements.
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
We assess the collectability of our lease receivables, including deferred rents receivable, on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to recover substantially all of the receivable, we derecognize the deferred rent receivable asset and record that amount as a reduction in rental revenue. If we determine the lease receivable will not be collected due to a credit concern, we reduce the recorded revenue for the period and related accounts receivable.
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
Liquidity and Financial Condition
At December 31, 2020, we had $11.1 million of cash and cash equivalents and $240 million of borrowing capacity under our revolving credit facility. The revolving credit facility provides for a letter of credit sub-limit of $25 million. As of February 18, 2021, we had $230 million of borrowing capacity under the revolving credit facility.
Debt Instruments
At December 31, 2020, our long-term debt consisted of $400 million of non-amortizing term loans, $10 million in outstanding borrowings under the revolving credit facility, and $350 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP. At December 31, 2019, our long-term debt consisted of $400 million of non-amortizing term loans, $52 million in outstanding borrowings under the revolving credit facility, and $225 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP.
Term Loan and Revolving Credit Facility
The Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 2, 2017, as amended (the “Credit Agreement”), by and among the Company, FCPT OP, the Agent, the Lenders and the other agents party thereto, provides for a revolving credit facility in an aggregate principal amount of $250 million and a term loan facility in an aggregate principal amount of $400 million. The Credit Agreement has an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $250 million subject to obtaining lender commitments and other customary conditions.
The Credit Agreement provides that $150 million will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. The revolving credit facility portion will mature on November 9, 2021 with a one year extension option. The Company intends to exercise extension or refinance prior to maturity.
At December 31, 2020 and 2019, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 2.94% and 2.99%, respectively. At December 31, 2020 there were outstanding borrowings under the revolving credit facility of $10 million and no outstanding letters of credit. At December 31, 2019, there were outstanding borrowings of $52 million under the revolving credit facility and no outstanding letters of credit.
We have entered into interest rate swaps to hedge the interest rate variability associated with the Credit Agreement. On November 9, 2015, we entered into a interest rate swap with a fixed notional value of $200 million that matured on November 9, 2020, where the fixed rate paid by FCPT OP was 1.56% and the variable rate received reset monthly to the one month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2018, and a maturity date of November 9, 2021, where the fixed rate paid by FCPT OP is 1.960% and the variable rate received resets monthly to the one month LIBOR rate. On July 12, 2017, we entered into a swap with a fixed notional value of $100 million, an effective date of November 9, 2020, a maturity date of November 9, 2023, where the fixed rate paid by FCPT OP is 2.302% and the variable rate received resets monthly to the one-month LIBOR rate. On August 29, 2017, we entered into a 10-year swap with a fixed notional value of $100 million for its first twelve months and $200 million for its second twelve months with an effective date of November 9, 2020, a maturity date of November 9, 2022 and where the fixed rate paid by FCPT is 2.002% and the variable rate received resets monthly to the one month LIBOR rate. On June 11, 2019, we entered into a a swap with a fixed notional value of $150 million, an effective date of November 9, 2022 and a maturity of November 9, 2024 and where the fixed rate paid by FCPT is 1.913% and the variable rate received resets monthly to the one-month LIBOR rate. On June 8, 2020 we entered into an interest rate swap with a fixed notional value of $50 million with an effective date of November 9, 2020 and a maturity date of November 9, 2025, where the fixed rate paid by the Company was 0.5025% and the variable rate received reset monthly to the one-month LIBOR rate. On June 8, 2020 we entered into an interest rate swap with a fixed notional value of $50 million to $150 million with an effective date of November 9, 2023 and a maturity date of November 9, 2025, where the fixed rate paid by the Company was 0.8205% and the variable rate received reset monthly to the one-month LIBOR rate.
These eight hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income.
Senior Fixed Rate Notes
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
On March 31, 2020, FCPT and FCPT OP entered into private placements pursuant to a note purchase agreement with various purchasers pursuant to which FCPT OP issued $125 million of senior unsecured notes comprised of (i) $75 million of notes with a ten-year term that funded on April 8, 2020 and mature on April 8, 2030, priced at a fixed interest rate of 3.20%, and (ii) $50 million of notes with a nine-year term that funded on June 9, 2020 and mature on June 9, 2029, priced at a fixed interest rate of 3.15%. During the first quarter of 2020, the Company terminated two cash flow hedges in connection with this $125 million private note offering that was entered into. The swaps were terminated on March 10, 2020 for approximately a $8.4 million loss which will be amortized over the next 10 years as interest expense.
To mitigate interest rate risk on future senior fixed note offerings, FCPT entered into two hedging agreements. On September 29, 2020, we entered into a swap with a fixed notional value of $25 million, an effective date of May 4, 2021, and a maturity date of May 1, 2031, where the fixed rate paid by FCPT OP is 0.7516% and the variable rate received resets monthly to the three-month LIBOR rate. On October 9, 2020, we entered into a swap with a fixed notional value of $25 million, an effective date of May 4, 2021, and a maturity date of May 1, 2031, where the fixed rate paid by FCPT OP is 0.8778% and the variable rate received resets monthly to the three-month LIBOR rate.

Financing Strategy
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to shareholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common shareholders, primarily through cash provided by operating activities, and, for acquisitions, investments, and other capital expenditures, from borrowings under our $250 million revolving credit facility.
We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. On March 22, 2019, the Company amended its existing at-the-market equity program (as amended, the “ATM program”) and increased the maximum sales under ATM offerings to $210 million, thus adding an additional $160 million to the maximum sales under ATM program. The ATM program contemplates that, in addition to the issuance and sale by the Company of shares of common stock to or through the agents, the Company may enter into separate forward sale agreements with one of the agents or one of their respective affiliates (in such capacity, each, a “forward purchaser” and, collectively, the “forward purchasers”). When the Company enters into a forward sale agreement with any forward purchaser, we expect that such forward purchaser will attempt to borrow from third parties and sell, through the relevant agent, acting as sales agent for such forward purchaser, shares of our common stock to hedge such forward purchaser's exposure under such forward sale agreement. The Company will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.
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
During 2020, we sold 5,640,900 shares under the ATM program at a weighted-average selling price of $27.42 per share, for net proceeds of approximately $151.7 million (after issuance costs). The net proceeds were employed to fund acquisitions and for general corporate purposes. As of December 31, 2020, there was $7.1 million available for issuance under the ATM program.
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
Pandemic-Related Contingencies
The ongoing COVID-19 pandemic and restrictions intended to prevent and mitigate its spread could have additional adverse effects on our business, including but not limited to:
•the ability and willingness of our tenants to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, particularly in light of the adverse impact to the financial health of many restaurant owners that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty of the conditions under which potential tenants will be able to operate in future;
•macroeconomic conditions, such as a disruption of or lack of access to the capital markets and the adverse impact of the recent significant decline in our share price from prices prior to the spread of the COVID-19 pandemic;
•the broader impact of the severe economic contraction due to the COVID-19 pandemic, the resulting increase in unemployment that has occurred and its effect on consumer behavior, and negative consequences that will occur if these trends are not timely reversed; and
•potential reduction in our operating effectiveness as employees work remotely or if key personnel become unavailable due to illness or other personal circumstances related to COVID-19.
The COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, in 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations.

Contractual Obligations
The following table provides information with respect to our commitments as of December 31, 2020. The table does not reflect available debt or operating lease extensions.

(In millions)	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Long-term debt (1)	$10.0	$300.0	$150.0	$300.0	$760.0
Interest payments on long-term obligations (2)	27.6	47.5	26.4	30.4	131.9
Commitments under non-cancellable operating leases	0.6	0.8	0.4	—	1.8
Total Contractual Obligations and Commitments	$38.2	$348.3	$176.8	$330.4	$893.7
(1)    Long-term debt includes $400 million of term loans, $10 million of borrowings under the revolving credit facility, and $350 million of senior unsecured fixed rate notes.
(2)    Interest payments computed using the all-in rate as of December 31, 2020 of 3.15% for $350 million of the term loan that is hedged; 1.44% for the $50 million of the term loan that is unhedged using the December 31, 2020 LIBOR rate; and 0.14% using the December 31 LIBOR rate for the $10 million of revolving credit facility borrowings. The payments also assume on undrawn commitment fee of 0.30% on the $198 million revolving credit facility. Interest on senior unsecured fixed rate notes is calculated at 4.68%, 4.93%, 4.63%, 4.76%, 3.15%, and 3.20% on the $50 million June 2024, $75 million June 2027, $50 million December 2026, $50 million December 2028, $50 million June 2029, and $75 million April 2023, senior unsecured fixed rate notes, respectively.
Off-Balance Sheet Arrangements
At December 31, 2020, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Net income	$77,567	$72,939	$82,929
Depreciation and amortization	29,351	26,158	22,287
Realized gain on sales of real estate	—	—	(15,271)
Provision for impairment	—	—	1,530
Realized gain on exchange of real estate (1)	—	—	(228)
Funds from Operations (FFO) (as defined by NAREIT)	106,918	99,097	91,247
Straight-line rent adjustment	(8,588)	(9,207)	(9,288)
Recognized rental revenue abated (2)	(1,568)	—	—
Stock-based compensation expense	3,376	3,602	3,967
Non-cash amortization of deferred financing costs	2,132	2,050	1,834
Other non-cash interest expense (income)	—	(4)	29
Non-real estate investment depreciation	82	154	67
Amortization of above and below market leases, net	1,296	158	64
Adjusted Funds from Operations (AFFO)	$103,648	$95,850	$87,920

Fully diluted shares outstanding (3)	71,823,973	68,937,263	64,798,250

FFO per diluted share	$1.49	$1.44	$1.41

AFFO per diluted share	$1.44	$1.39	$1.36

(1) Non-cash gain recognized for GAAP purposes on the transfer of nonfinancial assets related to an excess land parcel exchange.
(2) Amount represents base rent that the Company abated as a result of lease amendments. In 2020, the Company abated $1.57 million of rental revenue recognized in the second and third quarters of 2020. The receivables associated with the abatements were recognized as lease incentives and will be amortized as a reduction to rental revenue over the amended lease terms.
(3) Assumes the issuance of common shares for OP units held by non-controlling interests.
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
1.Transaction costs incurred in connection with business combinations
2.Straight-line rent revenue adjustment
3.Stock-based compensation expense
4.Non-cash amortization of deferred financing costs
5.Other non-cash interest expense (income)
6.Non-real estate investment depreciation
7.Merger, restructuring and other related costs
8.Impairment charges
9.Other non-cash revenue adjustments, including amortization of above and below market leases and lease incentives
10.Amortization of capitalized leasing costs
11.Debt extinguishment gains and losses
12.Recurring capital expenditures and tenant improvements
AFFO is not intended to represent cash flow from operations for the period, and is only intended to provide an additional measure of performance by adjusting the effect of certain items noted above included in FFO. AFFO is a widely reported measure by other REITs; however, other REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not be comparable to other REITs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, especially interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facility. We consider certain risks associated with the use of variable rate debt, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.” The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2020, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases).
As of December 31, 2020, $350 million of our total indebtedness consisted of senior unsecured fixed rated notes. The remaining $410 million of our total indebtedness consisted of three to five-year variable-rate obligations for which we have entered into swaps that effectively fix $350 million through November 2022. We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. We consider certain risks associated with the use of derivative instruments, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - Hedging transactions could have a negative effect on our results of operations.”
Due to the fixed rate nature of $350 million of our indebtedness and the hedging transactions described above, a hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2020.

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
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management concluded that, as of December 31, 2020 our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 20120 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Four Corners Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule III – schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of Impairment of Long-Lived Assets
As discussed in Note 2 to the consolidated financial statements, the Company is required to test their long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s long-lived assets primarily consist of the total real estate investment and the related intangible lease assets, net of accumulated depreciation and amortization, which had a balance of $1.6 billion as of December 31, 2020.
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
February 19, 2021

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Four Corners Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Four Corners Property Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III – schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
San Francisco, California
February 19, 2021

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Real estate investments:
Land	$827,502	$690,575
Buildings, equipment and improvements	1,327,641	1,277,159
Total real estate investments	2,155,143	1,967,734
Less: Accumulated depreciation	(657,621)	(635,630)
Real estate investments, net	1,497,522	1,332,104
Intangible real estate assets, net	96,291	57,917
Total real estate investments and intangible real estate assets, net	1,593,813	1,390,021
Real estate held for sale	2,763	—
Cash and cash equivalents	11,064	5,083
Straight-line rent adjustment	47,938	39,350
Derivative assets	762	1,451
Other assets	11,839	10,165
Total Assets	$1,668,179	$1,446,070

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$753,878	$669,940
Dividends payable	24,058	21,325
Rent received in advance	11,926	10,463
Derivative liabilities	18,717	5,005
Other liabilities	15,099	12,596
Total liabilities	823,678	719,329
Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 75,874,966 and 70,020,660 shares issued and outstanding at December 31, 2020 and 2019, respectively	8	7
Additional paid-in capital	840,455	686,181
Retained earnings	26,672	38,401
Accumulated other comprehensive (loss) income	(25,695)	(3,539)
Noncontrolling interests	3,061	5,691
Total equity	844,501	726,741
Total Liabilities and Equity	$1,668,179	$1,446,070
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental	$154,721	$139,682	$123,665
Restaurant	16,223	20,551	19,970
Total revenues	170,944	160,233	143,635
Operating expenses:
General and administrative	15,046	13,934	13,206
Depreciation and amortization	29,433	26,312	23,884
Property	3,508	1,579	433
Restaurant	16,082	19,632	19,014
Total operating expenses	64,069	61,457	56,537
Interest expense	(29,231)	(26,516)	(19,959)
Other income, net	170	944	781
Realized gain on sale, net	—	—	15,271
Income tax expense	(247)	(265)	(262)
Net income	77,567	72,939	82,929
Net income attributable to noncontrolling interest	(235)	(323)	(531)
Net Income Available to Common Shareholders	$77,332	$72,616	$82,398

Basic net income per share:	$1.08	$1.06	$1.29
Diluted net income per share:	$1.08	$1.06	$1.28
Weighted average number of common shares outstanding:
Basic	71,312,326	68,430,841	64,041,255
Diluted	71,609,068	68,632,010	64,388,929
Dividends declared per common share	$1.2325	$1.1675	$1.1125

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$77,567	$72,939	$82,929
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments	(26,410)	(7,818)	3,257
Reclassification adjustment of derivative instruments included in net income	4,170	(1,722)	(2,235)
Other comprehensive (loss) income	(22,240)	(9,540)	1,022
Comprehensive income	55,327	63,399	83,951
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	235	323	531
Other comprehensive (loss) income attributable to noncontrolling interest	(84)	(45)	11
Comprehensive income attributable to noncontrolling interest	151	278	542
Comprehensive Income Attributable to Common Shareholders	$55,176	$63,121	$83,409

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2017	61,329,489	$6	$473,685	$36,318	$4,478	$7,781	$522,268
ASU 2017-12 Transition Adjustment	—	—	—	(467)	467	—	—
Net income	—	—		82,398	—	531	82,929
Realized and unrealized gain on derivative instruments	—	—	—	—	1,011	11	1,022
Equity offering, net of issuance costs	4,025,000	1	96,324	—			96,325
Dividends and distributions paid and declared on common stock and OP units	—	—	—	(72,231)	—	(456)	(72,687)
ATM proceeds, net of issuance costs	2,716,090	—	65,533		—	—	65,533
Stock-based compensation, net	133,466	—	3,574	—	—	—	3,574
Balance at December 31, 2018	68,204,045	7	639,116	46,018	5,956	7,867	698,964
Net income	—	—	—	72,616	—	323	72,939
Realized and unrealized loss on derivative instruments	—	—	—	—	(9,495)	(45)	(9,540)
Redemption of OP units	5,966	—	(1,068)	—	—	(2,099)	(3,167)
Dividends paid and declared on common stock	—	—	—	(80,233)	—	(355)	(80,588)
ATM proceeds, net of issuance costs	1,663,116	—	47,233	—	—	—	47,233
Stock-based compensation, net	147,533	—	900	—	—	—	900
Balance at December 31, 2019	70,020,660	7	686,181	38,401	(3,539)	5,691	726,741
Net income	—	—	—	77,332	—	235	77,567
Realized and unrealized loss on derivative instruments	—	—	—	—	(22,156)	(84)	(22,240)
Redemption of OP units	90,000	—	1,720	—	—	(2,533)	(813)
Dividends paid and declared on common stock	—	—	—	(89,061)	—	(248)	(89,309)
ATM proceeds, net of issuance costs	5,640,900	1	151,745	—	—	—	151,746
Stock-based compensation, net	123,406	—	809	—	—	—	809
Balance at December 31, 2020	75,874,966	$8	$840,455	$26,672	$(25,695)	$3,061	$844,501

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows - operating activities
Net income	$77,567	$72,939	82,929
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,433	26,312	23,884
Gain on disposal of land, building, and equipment	—	—	(15,271)
Gain on exchange of non-financial assets	—	—	(228)
Non-cash revenue adjustments	1,296	158	64
Amortization of financing costs	2,132	2,050	1,834
Stock-based compensation expense	3,376	3,602	3,967
Changes in assets and liabilities:
Derivative assets and liabilities	(7,839)	(4)	29
Straight-line rent adjustment	(8,588)	(9,207)	(9,288)
Rent received in advance	1,463	8,854	(6,686)
Intangible assets (lease incentives)	(4,238)	—	—
Other assets and liabilities	(3,144)	(31)	(351)
Net cash provided by operating activities	91,458	104,673	80,883
Cash flows - investing activities
Investments in real estate	(230,533)	(205,154)	(268,266)
Net proceeds from sale of operating real estate	—	—	21,139
Advance deposits on acquisition of operating real estate	1,460	(2,199)	81
Net cash used in investing activities	(229,073)	(207,353)	(247,046)
Cash flows - financing activities
Net proceeds from ATM equity issuance	151,746	47,233	65,533
Net proceeds from equity offering	—	—	96,325
Proceeds from issuance of senior notes	125,000	—	100,000
Payment of deferred financing costs	(1,194)	—	(1,481)
Proceeds from revolving credit facility	176,500	52,000	25,000
Repayment of revolving credit facility	(218,500)	—	(25,000)
Payment of dividend to shareholders	(86,328)	(78,488)	(69,494)
Distribution to non-controlling interests	(248)	(355)	(456)
Redemption of non-controlling interests	(813)	(3,167)	—
Shares withheld for taxes upon vesting	(2,567)	(2,702)	(393)
Net cash provided by financing activities	143,596	14,521	190,034
Net increase (decrease) in cash and cash equivalents, including restricted cash	5,981	(88,159)	23,871
Cash and cash equivalents, including restricted cash, beginning of year	5,083	93,242	69,371
Cash and cash equivalents, including restricted cash, ending of year	$11,064	$5,083	$93,242
Supplemental disclosures:
Interest paid	$23,227	$25,948	$20,218
Taxes paid	$597	$589	$470
Operating lease payments received (lessor)	$143,146	$129,699	$—
Operating lease payments remitted (lessee)	$698	$415	$—
Non - cash investing and financing activities:
Dividends declared but not paid	$24,058	$21,325	$19,580
Change in fair value of derivative instruments	$(14,401)	$(9,536)	$993
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
unamortized portion of any related lease intangible is immediately recognized as an impairment loss included in depreciation and amortization expense. To date, the Company has not had significant early terminations.
Finance ground lease assets are also included in intangible real estate assets, net on the Consolidated Balance Sheets. See Leases below for additional information.
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Consolidated Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Consolidated Income Statements.
During the years ended December 31, 2020 and 2019, we did not record provisions for impairment. During the year ended December 31, 2018, we recorded impairment expense of $1.5 million, due to the bankruptcy and court ordered termination of a lease by one tenant. These amounts are included in depreciation and amortization in the accompanying Consolidated Income Statements.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There were two properties held-for-sale at December 31, 2020, which were sold for a gain prior to February 18, 2021. There was no real estate held for sale at December 31, 2019.
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

	December 31,
(In thousands)	2020	2019	2018
Cash and cash equivalents	$11,064	$5,083	$92,041
Restricted cash (included in Other assets)	—	—	1,201
Total Cash, Cash Equivalents, and Restricted Cash	$11,064	$5,083	$93,242
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
See Note 7 - Derivative Financial Instruments for additional information.
Other Assets and Liabilities
Other assets primarily consist of right of use operating lease assets, pre-acquisition costs, prepaid assets, food and beverage inventories for use by our Kerrow operating subsidiary, escrow deposits, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest, accrued operating expenses, intangible lease liabilities, and operating lease liabilities.
See Note 8 - Supplemental detail for certain components of the Consolidated Balance Sheets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
For leases where Company is the lessor, we determine the classification upon commencement. At December 31, 2020, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. Prior to adoption of ASC 842, lease origination fees were deferred and amortized over the related lease term as an adjustment to depreciation expense. Subsequent to the adoption of ASC 842 on January 1, 2019, the Company expenses certain initial direct costs that are not incremental in obtaining a lease.
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
During the second and third quarter of 2020, the Company agreed to lease concessions with certain tenants in response to COVID-19. These concessions resulted in a substantial increase in our rights as lessor, including receiving additional financial information, agreeing to extend the current term of the lease, enhancing the lease guarantee, or consenting to more favorable rent escalations in the future. As such, the Company accounted for these concessions as lease modifications under ASC 842. Rent deferrals agreed upon with respect to rent owed for the second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and were fully repaid prior to December 31, 2020. In the third quarter of 2020, the Company agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represented approximately $1.6 million of rental revenue recognized in the second quarter of 2020. To date, the Company has not abated rent for the third or fourth quarters of 2020. During 2020, the receivables for these abatements were recorded as lease incentives in intangible real estate assets, net on our Consolidated Balance Sheets and are amortized as a reduction of revenue over the amended lease terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible lease assets, net, on our Consolidated Balance Sheets. During the year ended December 31, 2020, the Company paid lease incentives of $4.2 million to tenants.
We assess the collectability of our lease receivables, including deferred rents receivable, on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be able to recover substantially all of the receivable, we derecognize the deferred rent receivable asset and record that amount as a reduction in rental revenue. If we determine the lease receivable will not be collected due to a credit concern, we reduce the recorded revenue for the period and related accounts receivable.
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
Restaurant revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At December 31, 2020 and 2019, credit card receivables, included in other assets, totaled $68 thousand and $81 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Income Statements.
Restaurant Expenses
Restaurant expenses include restaurant labor, general and administrative expenses, and food and beverage costs. Food and beverage costs include inventory, warehousing, related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.
Gain on Sale, Net
The Company recognizes gain (loss) on sale, net of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation.
Earnings Per Share
Basic earnings per share (“EPS”) are computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
for any securities that are anti-dilutive. Net income allocated to common shareholders represents net income less income allocated to participating securities and non-controlling interests. None of the Company’s equity awards are participating securities.
See Note 10 - Equity for additional information.
Noncontrolling Interest
Noncontrolling interest represents the aggregate limited partnership interests in FCPT OP held by third parties. In accordance with GAAP, the noncontrolling interest of FCPT OP is shown as a component of equity on our Consolidated Balance Sheets, and the portion of income allocable to third parties is shown as net income attributable to noncontrolling interests in our Income Statements and consolidated statements of comprehensive income (“Comprehensive Income Statement”). The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Accordingly, the Company has determined that the common OP units meet the requirements to be classified as permanent equity. A reconciliation of equity attributable to noncontrolling interest is disclosed in our Consolidated Statements of Changes in Equity.
See Note 10 - Equity for additional information.
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
See Note 9 - Income Taxes for additional information.
Stock-Based Compensation
The Company’s stock-based compensation plan provides for the grant of restricted stock awards (“RSAs”), deferred stock units (“DSUs”), performance-based awards including performance stock units (“PSUs”), dividend equivalents (“DEUs”), restricted stock units (“RSUs”), and other types of awards to eligible participants. DEUs are earned during the vesting period and received upon vesting of award. Upon forfeiture of an award, DEUs earned during the vesting period are also forfeited. We classify stock-based payment awards either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight-line basis over their vesting periods, which range between one and five years. No compensation cost is recognized for awards for which employees do not render the requisite services.
See Note 11 - Stock-based Compensation for additional information.
Fair Value of Financial Instruments
We use a fair value approach to value certain assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The hierarchy consists of three levels:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities;
•Level 2 - Inputs other than level 1 inputs that are either directly or indirectly observable; and
•Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
Application of New Accounting Standards
We consider the applicability and impact of all ASUs issued by the FASB. Other than as disclosed below, ASUs not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated result of operations, financial position and cash flows.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” which provides temporary optional expedients and exceptions to the guidance in US GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The guidance simplifies the accounting for modifying countless contracts (including those in hedging relationships) that refer to LIBOR and other interbank offered rates. The guidance is effective upon issuance and generally can be applied to contract modifications or existing and new hedge relationships through December 31, 2022. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. As additional changes in the market occur, the Company will continue to evaluate the impact of the guidance and may apply other elections as applicable.

NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 66% of the scheduled base rents of the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We are also subject to concentration risk in terms of restaurant brands that occupy our properties. With 309 locations in our portfolio, Olive Garden branded restaurants comprise approximately 39% of our leased properties and approximately 49% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 14% of our leased properties and approximately 14% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 46 states with lease revenue concentrations of 10% or greater in two states: Texas (11.6%) and Florida (11.1%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2020, our exposure to risk related to amounts due from us on our derivative instruments totaling $18.0 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $240 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business is summarized as follows:

	December 31,
(In thousands)	2020	2019
Land	$827,502	$690,575
Buildings and improvements	1,192,722	1,142,275
Equipment	134,919	134,884
Total gross real estate investments	2,155,143	1,967,734
Less: accumulated depreciation	(657,621)	(635,630)
Real estate investments, net	1,497,522	1,332,104
Intangible real estate assets, net	96,291	57,917
Total Real Estate Investments and Intangible Real Estate Assets, Net	$1,593,813	$1,390,021
During the year ended December 31, 2020, the Company invested $227.3 million, including transaction costs, in 100 restaurant properties located in twenty-nine states, and allocated the investment as follows: $129.5 million to land, $52.6 million to buildings and improvements, and $45.2 million to intangible real estate assets, including finance right-of-use assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 8.4 years as of December 31, 2020. The Company also acquired a plot of land for $2.4 million and incurred capitalized construction costs of $0.8 million for a seventh Longhorn Steakhouse to be operated by the Kerrow Restaurant Operating Business. During the year ended December 31, 2020, the Company did not sell any properties.
During the year ended December 31, 2020, the Company exercised its option to purchase three properties where the Company was the lessee under ground leases. These leases were previously accounted for as finance leases. These purchases resulted in an increase in land and a corresponding decrease in finance lease right-of-use assets of $6.0 million.

During the year ended December 31, 2019, the Company invested $205.2 million, including transaction costs, in 90 restaurant properties located in twenty-seven states, and allocated the investment as follows: $121.5 million to land, $42.7 million to buildings and improvements, and $41.0 million to intangible assets, including finance right-of-use assets. There was no contingent consideration associated with these acquisitions. These properties were 100% occupied under net leases, with a weighted average remaining lease term of 10.0 years as of December 31, 2019. During the year ended December 31, 2019, the Company did not sell any properties.
Intangible Real Estate Assets and Liabilities, Net
The following tables detail intangible real estate assets and liabilities. Intangible real estate liabilities are included in Other liabilities on our Consolidated Balance Sheets. Acquired in-place lease intangibles are amortized over the remaining lease term as depreciation and amortization expense. Above-market and below-market leases are amortized over the initial term of the respective leases as an adjustment to rental revenue.

	December 31,
(In thousands)	2020	2019
Acquired in-place lease intangibles	$63,848	$38,844
Above-market leases	13,821	7,754
Lease incentives	5,846	—
Finance lease - right of use assets	25,607	16,063
Total	109,122	62,661
Less: accumulated amortization	(12,831)	(4,744)
Intangible Real Estate Assets, Net	$96,291	$57,917

	December 31,
(In thousands)	2020	2019
Below-market leases	$2,978	$1,923
Less: accumulated amortization	(613)	(155)
Intangible Real Estate Liabilities, Net	$2,365	$1,768
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $6.3 million, and $3.1 million, and $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. The value of above-market and below-market leases amortized as a net adjustment to revenue was $1.1 million, $157 thousand and $62 thousand for the years ended December 31, 2020, 2019, and 2018 respectively. The value of lease incentives amortized as a decrease to revenue was $0.2 million for the year ended December 31, 2020. There was no amortization for lease incentives for the years ended December 31, 2019 or 2018. At December 31, 2020, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 9.7 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases and lease incentives was 9.6 years, 8.0 years, 9.6 years and 14.8 years, respectively.
Based on the balance of intangible real estate assets and liabilities at December 31, 2020, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows:

(In thousands)	December 31, 2020
2021	$9,849
2022	9,296
2023	7,641
2024	6,719
2025	5,894
Thereafter	23,229
Total Future Amortization Expense	$62,628

NOTE 5 – LEASES
Operating Leases as Lessee
As a lessee we record right-of-use assets and lease liabilities for the two ground leases at our Kerrow Restaurant Operating Business. These ground leases have extension options, which we believe will be exercised and are included in the calculation of our lease liabilities and right-of-use assets. During the second quarter of 2020, the Company became the lessee of new corporate office space, which qualified as an operating lease at commencement. In calculating the lease obligations under both the ground leases and office lease, we used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
Operating Lease Liability
During the year ended December 31, 2020, the Company acquired the land and lease of one of the Kerrow Restaurant Operating Businesses. The acquisition resulted in an intercompany lease which is eliminated in consolidation, and removed as an operating lease liability for financial reporting purposes. As of December 31, 2020, maturities of operating lease liabilities were as follows:

(In thousands)	December 31, 2020
2021	$673
2022	693
2023	705
2024	718
2025	470
Thereafter	5,381
Total Payments	8,640
Less: Interest	(2,582)
Operating Lease Liability	$6,058
The weighted-average discount rate for operating leases at December 31, 2020 was 4.09%. The weighted-average remaining lease term was 17.0 years.
Rent expense was $765 thousand, $663 thousand, and $716 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.
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
The following table shows the components of rental revenue for the year ended December 31, 2020.

(In thousands)	Year Ended December 31, 2020
Lease revenue - operating leases	$152,393
Variable lease revenue (tenant reimbursements)	2,328
Total Rental Revenue	$154,721

Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	December 31, 2020
2021	$156,753
2022	158,382
2023	158,656
2024	159,132
2025	159,017
Thereafter	966,890
Total Future Minimum Lease Payments	$1,758,830
Ground Leases as Lessee
As of December 31, 2020, the Company had finance ground lease assets aggregating $25.6 million. These assets are included in intangible real estate assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms of sixty-three years to ninety-nine years. All but two of these leases have options to extend the lease terms for additional ninety-nine years terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was ninety-six years at December 31, 2020.
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At December 31, 2020, our long-term debt consisted of $400 million in non-amortizing term loans, $10 million in outstanding borrowings under the revolving credit facility, and $350 million of senior unsecured fixed rate notes. At December 31, 2019, our long-term debt consisted of a $400 million, non-amortizing term loan, $52 million outstanding borrowings under the revolving credit facility and $225 million of senior unsecured fixed rate notes.
At December 31, 2020 and 2019, the net unamortized deferred financing costs were approximately $6.1 million and $7.1 million, respectively. The weighted average interest rate on the term loans before consideration of the interest rate hedges described below was 1.44% and 3.01% at December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020, 2019 and 2018, amortization of deferred financing costs was $2.1 million, $2.0 million, and $1.8 million, respectively.
At December 31, 2020, and December 31, 2019, there was $10 million and $52 million balance outstanding under the $250 million revolving credit facility, respectively, and no outstanding letters of credit.
Credit Agreement
On December 13, 2018, the Company and its subsidiary, FCPT OP, entered into Amendment No. 2 to Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Facility Amendment”), which amended the existing Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 2, 2017, as amended (the “Credit Agreement”), by and among the Company, FCPT OP, the Agent, the Lenders and the other agents party thereto. The $400 million Credit Facility Amendment extended the maturity date of certain of the Company's term loan facility such that $150 million, the non-extended portion of the term loan facility, will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. The $150 million revolving credit facility will mature on November 9, 2021 with a one year extension option. The Company intends to exercise extension or refinance prior to maturity.
The following table presents the Term Loan balances as of December 31, 2020, and 2019.

				Outstanding Balance
	Maturity	Interest		December 31,
(Dollars in thousands)	Date	Rate		2020	2019
Term Loans:
Term Loan 2022, amended and restated October 2017 & December 2018	Nov 2022	1.50%	(a)	$150,000	$150,000
Term Loan 2023, extended December 2018	Nov 2023	1.40%	(a)	150,000	150,000
Term Loan 2024, extended December 2018	Mar 2024	1.40%	(a)	100,000	100,000
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR, which was 0.15%, + the applicable credit spread which was 1.25%-1.35% at December 31, 2020.
Note Purchase Agreements
The Company has entered into note purchase agreements with institutional purchasers to provide for the private placement of four series of senior unsecured fixed rate notes (“Note Purchase Agreements”) aggregating to $350 million. The following table presents the senior unsecured fixed rate notes balance as of December 31, 2020 and 2019.

			Outstanding Balance
	Maturity	Interest	December 31,
(Dollars in thousands)	Date	Rate	2020	2019
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior, unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	—
Senior, unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	—
Total Notes			$350,000	$225,000
The Note Purchase Agreements contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the purchasers may, among other remedies, accelerate the payment of all obligations.
The Note Purchase Agreements have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States or any other jurisdiction absent registration or an applicable exemption from the registration requirements of the Securities Act and the applicable securities laws of any state or other jurisdiction. FCPT OP offered and sold the notes.
Debt Covenants
Under the terms of both the Note Purchase Agreement and Credit Agreement (the “Agreements”). FCPT acts as a guarantor to FCPT OP. The Agreements contain customary financial covenants, including a total leverage ratio, a mortgage-secured leverage ratio, a secured recourse leverage ratio, a fixed charge coverage ratio, a minimum net worth requirement, an unencumbered leverage ratio and an unencumbered interest coverage ratio status. They also contain restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. In addition, the Agreements include provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the Credit Agreement. At December 31, 2020, the Company was in compliance with all debt covenants.

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
Cash Flow Hedges of Interest Rate Risk
Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheets in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
We have entered into interest rate swaps to hedge the variability associated with the term loans and the issuance of future unsecured senior fixed rates notes. The following table presents the swaps held as of December 31, 2020.

Product	Fixed Rate	Notional (in thousands)	Index	Effective Date	Maturity Date
Swap	1.96%	$100,000	1 mo. USD-LIBOR-BBA	11/9/2018	11/9/2021
Swap	2.30%	100,000	1 mo. USD-LIBOR-BBA	11/9/2020	11/9/2023
Swap (1)	2.00%	100,000	1 mo. USD-LIBOR-BBA	11/9/2020	11/9/2022
Swap	1.91%	150,000	1 mo. USD-LIBOR-BBA	11/9/2022	11/9/2024
Swap	0.50%	50,000	1 mo. USD-LIBOR-BBA	11/9/2020	11/9/2025
Swap (2)	0.82%	50,000	1 mo. USD-LIBOR-BBA	11/9/2023	11/9/2025
Swap	0.75%	25,000	3 mo. USD-LIBOR-BBA	5/4/2021	5/1/2031
Swap	0.88%	25,000	3 mo. USD-LIBOR-BBA	5/4/2021	5/1/2031
(1) In November 2021, the notional amount of the swap increases to $200 million.
(2) In November 2024, the notional amount of the swap increases to $150 million.
For the years ended December 31, 2020, 2019, and 2018, we did not record hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2021 an additional $6.9 million (unaudited) will be reclassified to earnings as an increase to interest expense.
As of December 31, 2020, we had four interest rate swaps outstanding with current notionals of $350 million that were designated as cash flow hedges of interest rate risk.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the years ended December 31, 2020 and 2019, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2020 and 2019.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at December 31,		Balance Sheet Location	Fair Value at December 31,
(Dollars in thousands)		2020	2019		2020	2019
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$762	$1,451	Derivative liabilities	$18,717	$5,005
Total		$762	$1,451		$18,717	$5,005
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the Comprehensive Income Statement for the years ending December 31, 2020, 2019, and 2018.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Total Amount of Interest Expense Presented in the Consolidated Income Statements
Interest rate swaps
Year Ended December 31, 2020	$(26,410)	Interest expense	$4,170	Interest expense	—	$29,231
Year Ended December 31, 2019	(7,818)	Interest expense	(1,722)	Interest expense	—	26,516
Year Ended December 31, 2018	3,257	Interest expense	(2,235)	Interest expense	—	19,959
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2020 and 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2020	$762	$—	$762	$(634)	$—	$128
December 31, 2019	1,451	—	1,451	(1,451)	—	—

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2020	$18,717	$—	$18,717	$(634)	$—	$18,083
December 31, 2019	5,005	—	5,005	(1,451)	—	3,554
Credit-risk-related Contingent Features
The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At December 31, 2020 the fair value of derivative in a net liability position related to these agreements was approximately $18.0 million and at December 31, 2019 the fair value of the derivative in a net asset position related to these agreements was $3.6 million. As of December 31, 2020, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at December 31, 2020, we could have been required to settle our obligations under the agreements at their termination value of approximately $18.0 million.
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of Other assets were as follows:

	December 31,
(In thousands)	2020	2019
Prepaid acquisition costs and deposits	$3,159	$4,219
Operating lease right-of-use asset	5,397	3,810
Prepaid assets	1,134	845
Accounts receivable	1,035	380
Inventories	183	196
Other	931	715
Total Other Assets	$11,839	$10,165
Other Liabilities
The components of Other liabilities were as follows:

	December 31,
(In thousands)	2020	2019
Operating lease liability	$6,058	$4,403
Intangible real estate liabilities, net	2,365	1,768
Accrued compensation	2,005	1,913
Accrued interest expense	1,597	1,572
Accounts payable	376	799
Accrued operating expenses	223	396
Other	2,475	1,745
Total Other Liabilities	$15,099	$12,596

NOTE 9 – INCOME TAXES
The income tax expense was composed as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$(3)	$3	$—
Current state and local	250	262	262
Total current	247	265	262
Deferred:
Federal deferred	—	—	—
State deferred	—	—	—
Total deferred	—	—	—
Total Income Tax Expense	$247	$265	$262
The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying Consolidated Income Statements:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	21.0%
Current benefit	(21.2)	(21.0)	(21.0)
State and local income taxes, net of federal tax benefits	0.3	0.8	0.7
Benefit of federal income tax credits	—	—	—
Valuation allowance	0.2	—	—
Permanent differences	—	—	—
Effective Income Tax Rate	0.3%	0.8%	0.7%
In December 2017, the Tax Cuts and Jobs Act lowered the federal corporate income tax rate to 21% effective for taxable years after December 31, 2017. Due to FCPT’s REIT status, we did not recognize a significant impact to our reported results resulting from this change.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of December 31, 2020. Changes in estimates of deferred tax asset realizability are included in Income tax expense in the Consolidated Income Statements.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2020	2019	2018
Compensation and employee benefits	$32	$40	$37
Charitable contribution and credit carryforwards	816	636	484
Net operating losses	145	—	—
Lease payable	133	139	148
UNICAP	12	13	12
Gross deferred tax assets	1,138	828	681
Prepaid expenses	(28)	(25)	(24)
Straight-line rent	—	—	—
Buildings and equipment (1)	(285)	(275)	(284)
Gross deferred tax liabilities	(313)	(300)	(308)
Valuation allowance	(825)	(528)	(373)
Net Deferred Tax Assets (Liabilities)	$—	$—	$—
(1)    These buildings and equipment in 2020, 2019 and 2018 relate to the Kerrow Restaurant Operating Business.
NOTE 10 – EQUITY
Preferred Stock
At December 31, 2020, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at December 31, 2020 or December 31, 2019.
Common Stock
At December 31, 2020, the Company was authorized to issue 500,000,000 shares of $0.0001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
In March 2020, we declared a dividend of $0.3050 per share, which was paid in April 2020 to common shareholders of record as of March 31, 2020. In May 2020, we declared a dividend of $0.3050 per share, which was paid in July 2020 to common shareholders of record as of June 30, 2020. In September 2020, we declared a dividend of $0.3050 per share, which was paid in October 2020 to common shareholders of record as of September 30, 2020. In November 2020 we declared a dividend of $0.3175 per share, which was payable on January 15, 2021 to common shareholders of record as of January 4, 2021.
As of December 31, 2020, there were 75,874,966 shares of the Company's common stock issued and outstanding.
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
During the year ended December 31, 2020, we sold 5,640,900 shares under the amended ATM program at a weighted-average selling price of $27.42 per share, for net proceeds of approximately $151.7 million (after issuance costs). At December 31, 2020, there was $7.1 million available for issuance under the ATM program.
Noncontrolling Interest
At December 31, 2020, there were 159,392 FCPT OP units (“OP units”) outstanding held by third parties. During the year ended December 31, 2020, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP Units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP Units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $4.7 million, $7.9 million, and $10.8 million as of December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, FCPT is the owner of approximately 99.79% of FCPT’s OP units. The remaining 0.21%, or 159,392, of FCPT’s OP units are held by unaffiliated limited partners. For the year ended December 31, 2020, FCPT OP distributed $248 thousand to limited partners and settled redemptions of 130,000 OP units: 40,000 OP units for cash, at a weighted average price per unit of $20.30 for $0.8 million; and 90,000 OP units for shares of common stock.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(In thousands except share and per share data)	2020	2019	2018
Average common shares outstanding – basic	71,312,326	68,430,841	64,041,255
Effect of dilutive stock based compensation	296,742	201,169	347,674
Average common shares outstanding – diluted	71,609,068	68,632,010	64,388,929
Net income	$77,567	$72,939	$82,929
Basic net earnings per share	$1.08	$1.06	$1.29
Diluted net earnings per share	$1.08	$1.06	$1.28
For the years ended December 31, 2020, 2019, and 2018, the number of outstanding equity awards that were anti-dilutive totaled 154,915, 324,246, and 176,945, respectively. Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the year ended December 31, 2020, 2019, and 2018, totaled 214,905, 289,392, and 305,253, respectively.
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

At December 31, 2020, 779,390 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $4.6 million at December 31, 2020 as shown in the following table.
Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Units	Total
Unrecognized compensation cost at January 1, 2020	$1,290	$1,427	$406	$3,123
Equity grants	1,423	1,548	1,976	4,947
Equity grant forfeitures	—	(74)	(1)	(75)
Equity compensation expense	(958)	(1,379)	(1,039)	(3,376)
Unrecognized Compensation Cost at December 31, 2020	$1,755	$1,522	$1,342	$4,619
At December 31, 2020, the weighted average amortization period remaining for all of our equity awards was 2.2 years.
Restricted Stock Units
RSUs are granted at a value equal to the five-day average closing market price of our common stock on the date of grant and are settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.
The following table summarizes the activities related to RSUs for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020		2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	91,473	$26.00	33,592	$22.88	64,983	$23.34
Units granted	56,629	$25.12	67,368	$27.17	17,896	$23.19
Units vested	(10,517)	$28.53	(9,487)	$23.19	(49,287)	$23.60
Units forfeited	—	—	—	$—	—	$—
Outstanding at End of Period	137,585	$25.45	91,473	$26.00	33,592	$22.88
Expenses related to RSUs were $958 thousand, $732 thousand, and $750 thousand for the years ended December 31, 2020, 2019, and 2018, respectively. Remaining unrecognized compensation cost related to RSU will be recognized over a weighted average period of less than five years. Restrictions on shares of restricted stock outstanding lapse through 2025. The Company expects all RSUs to vest.

Restricted Stock Awards
The following table summarizes the activities related to RSAs for the years ended December 31, 2020, 2019, and 2018,.

	Year Ended December 31,
	2020		2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	101,267	$24.83	100,402	$21.76	81,909	$19.40
Units granted	54,124	$28.60	69,547	$26.60	67,845	$23.76
Units vested	(50,944)	$24.73	(67,621)	$22.08	(47,292)	$20.45
Units forfeited	(2,092)	$27.10	(1,061)	$25.16	(2,060)	$23.87
Outstanding at End of Period	102,355	$27.16	101,267	$24.83	100,402	$21.76
Expenses related to RSAs were $1.4 million, $1.7 million, and $1.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. The remaining unrecognized compensation cost will be recognized over a weighted average period of less than three years. Restrictions on shares of RSAs outstanding lapse through 2023. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
During the years ended December 31, 2020, 2019, and 2018, there were 66,474, 69,730, and 68,490 PSUs as well as dividend equivalent rights granted under the Plan, respectively. The performance period of these grants runs from January 1, 2018 through December 31, 2020, January 1, 2019 through December 31, 2021, and from January 1, 2020 through December 31, 2022, respectively. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model.
During the years ended December 31, 2020, 2019, and 2018, PSUs were granted at a weighted average fair value of $29.73, $26.57, and $23.64 per unit, respectively. During the year ended December 31, 2020, 63,538 PSUs vested at 200%, resulting in the issuance of 127,076 shares. There were 1,628 target number of PSUs forfeited due to employee departures during the year ended December 31, 2020. The Company expects all PSUs to vest.
The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total shareholder return over three years from the grant date. For the 2020 PSU grant, the Company used an implied volatility assumption of 17.4% (based on historical volatility), and the risk free rate of 2.5% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs). For the 2019 PSU grant, the Company used an implied volatility assumption of 20.6% (based on historical volatility), risk free rates of 2.60% (the three-year Treasury rates on the grant dates), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs). For the 2018 PSU grant, the Company used an implied volatility assumption of 20.4% (based on historical volatility), risk free rates of 2.20%, 2.26%, and 2.33% (the one-year Treasury rates on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs).
Expenses related to PSUs were $1.0 million, 1.2 million and $1.9 million for the year ended December 31, 2020, 2019, and 2018, respectively.

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
Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative Assets
December 31, 2020	$—	$762	$—	$762
December 31, 2019	—	1,451	—	1,451
Derivative Liabilities
December 31, 2020	$—	$18,717	$—	$18,717
December 31, 2019	—	5,005	—	5,005
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2020 were classified as Level 2 of the fair value hierarchy.

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.
Fair Value of Certain Financial Liabilities

December 31, 2020
(In thousands)	Carrying Value	Fair Value
Liabilities (1)
Term loan due 2022	$150,000	$150,992
Term loan due 2023	150,000	150,980
Term loan due 2024	100,000	100,740
Senior note due June 2024	50,000	55,802
Senior note due June 2027	75,000	89,547
Senior note due June 2026	50,000	58,694
Senior note due June 2028	50,000	60,394
Senior note due June 2029	50,000	54,995
Senior note due April 2030	75,000	82,238
Outstanding Revolver Borrowings	10,000	10,069
(1) Term loan and senior note liabilities exclude deferred financing costs

December 31, 2019
(In thousands)	Carrying Value	Fair Value
Liabilities (1)
Term loan due 2022	$150,000	$150,834
Term loan due 2023	150,000	150,510
Term loan due 2024	100,000	100,352
Senior note due June 2024	50,000	52,496
Senior note due June 2027	75,000	81,176
Senior note due June 2026	50,000	52,946
Senior note due June 2028	50,000	53,902
Outstanding Revolver Borrowings	52,000	52,301
(1) Term loan and senior note liabilities exclude deferred financing costs
The fair value of the Notes payable (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.
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

NOTE 14 – SEGMENTS
During 2020, 2019, and 2018, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the years ended December 31, 2020, 2019, and 2018.
For the Year Ended December 31, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$154,721	—	$—	$154,721
Intercompany rental	546	—	(546)	—
Restaurant	—	16,223	—	16,223
Total revenues	155,267	16,223	(546)	170,944
Operating expenses:
General and administrative	15,046	—	—	15,046
Depreciation and amortization	28,944	489	—	29,433
Property	3,508			3,508
Restaurant	—	16,628	(546)	16,082
Total operating expenses	47,498	17,117	(546)	64,069
Interest expense	(29,231)	—	—	(29,231)
Other income, net	170	—	—	170
Realized gain on sale, net	—	—	—	—
Income tax expense	(165)	(82)	—	(247)
Net Income (Loss)	$78,543	$(976)	$—	$77,567
For the Year Ended December 31, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$139,682	$—	$—	$139,682
Intercompany rental	410	—	(410)	—
Restaurant	—	20,551	—	20,551
Total revenues	140,092	20,551	(410)	160,233
Operating expenses:
General and administrative	13,934	—	—	13,934
Depreciation and amortization	25,780	532	—	26,312
Property	1,579			1,579
Restaurant	—	20,042	(410)	19,632
Total operating expenses	41,293	20,574	(410)	61,457
Interest expense	(26,516)	—	—	(26,516)
Other income, net	944	—	—	944
Realized gain on sale, net	—	—	—	—
Income tax expense	(152)	(113)	—	(265)
Net Income (Loss)	$73,075	$(136)	$—	$72,939

For the Year Ended December 31, 2018

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$123,665	$—	$—	$123,665
Intercompany rental	401	—	(401)	—
Restaurant	—	19,970	—	19,970
Total revenues	124,066	19,970	(401)	143,635
Operating expenses:
General and administrative	13,206	—	—	13,206
Depreciation and amortization	23,373	511	—	23,884
Property	433			433
Restaurant	—	19,415	(401)	19,014
Total operating expenses	37,012	19,926	(401)	56,537
Interest expense	(19,959)	—	—	(19,959)
Other income, net	781	—	—	781
Realized gain on sale, net	15,271	—	—	15,271
Income tax expense	(156)	(106)	—	(262)
Net Income (Loss)	$82,991	$(62)	$—	$82,929
The following table presents supplemental information by segment at December 31, 2020 and 2019.
December 31, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,138,466	$16,677	$2,155,143
Accumulated depreciation	(652,070)	(5,551)	(657,621)
Total real estate investments, net	1,486,396	11,126	1,497,522
Cash and cash equivalents	10,517	547	11,064
Total assets	1,651,878	16,301	1,668,179
Long-term debt, net of deferred financing costs	753,878	—	753,878
December 31, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$1,952,855	$14,879	$1,967,734
Accumulated depreciation	(630,250)	(5,380)	(635,630)
Total real estate investments, net	1,322,605	9,499	1,332,104
Cash and cash equivalents	4,032	1,051	5,083
Total assets	1,431,003	15,067	1,446,070
Long-term debt, net of deferred financing costs	669,940	—	669,940
NOTE 15 – SUBSEQUENT EVENTS
In the first quarter through February 18, 2021, the Company invested $6.6 million, net of transaction costs, in acquisitions of three restaurant and retail properties located in two states. These properties are 100% occupied under net leases. The Company funded the acquisitions using the revolving credit facility and cash on hand. The Company anticipates accounting for these acquisitions as asset acquisitions in accordance with GAAP.

In February 2020, the Company completed the sales of two real estate properties held-for-sale at December 31, 2020. The properties were sold at a price above the carrying value.
There were no material contingent liabilities associated with these transactions at December 31, 2020.
NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA

(In thousands, except per share amounts)	January 1, 2020 - March 31, 2020	April 1, 2020 - June 30, 2020	July 1, 2020 - September 30, 2020	October 1, 2020 - December 31, 2020
Revenues:
Rental	$37,725	$38,034	$38,871	$40,091
Restaurant	4,704	2,895	4,097	4,527
Total revenues	42,429	40,929	42,968	44,618
Operating expenses:
General and administrative	3,842	3,719	3,741	3,744
Depreciation and amortization	7,054	7,093	7,523	7,763
Property expenses	635	1,066	838	969
Restaurant expense	4,502	3,310	3,987	4,283
Total operating expenses	16,033	15,188	16,089	16,759
Interest expense	(7,003)	(7,319)	(7,410)	(7,499)
Other income	4	162	2	2
Realized gain on sale, net	—	—	—	—
Income tax expense	$(61)	$(64)	$(67)	$(55)
Net Income	$19,336	$18,520	$19,404	$20,307
Earnings per share:
Basic	$0.28	$0.26	$0.27	$0.27
Diluted	0.27	0.26	0.27	0.27
Distributions declared per share	$0.3050	$0.3050	$0.3050	$0.3175

(In thousands, except per share amounts)	January 1, 2019 - March 31, 2019	April 1, 2019 - June 30, 2019	July 1, 2019 - September 30, 2019	October 1, 2019 - December 31, 2019
Revenues:
Rental	$34,208	$34,415	$35,209	$35,850
Restaurant	5,393	5,153	4,974	5,031
Total revenues	39,601	39,568	40,183	40,881
Operating expenses:
General and administrative	3,946	3,431	3,389	3,168
Depreciation and amortization	6,361	6,518	6,653	6,780
Property expense	308	417	346	508
Restaurant expense	4,983	4,954	4,805	4,890
Total operating expenses	15,598	15,320	15,193	15,346
Interest expense	(6,747)	(6,557)	(6,665)	(6,547)
Other income	413	306	153	72
Realized gain on sale, net	—	—	—	—
Income tax expense	(68)	(61)	(69)	(67)
Net Income	$17,601	$17,936	$18,409	$18,993
Earnings per share:
Basic	$0.26	$0.26	$0.27	$0.27
Diluted	0.26	0.26	0.27	0.27
Distributions declared per share	$0.2875	$0.2875	$0.2875	$0.3050

(In thousands, except per share amounts)	January 1, 2018 - March 31, 2018	April 1, 2018 - June 30, 2018	July 1, 2018 - September 30, 2018	October 1, 2018 - December 31, 2018
Revenues:
Rental	$29,589	$29,596	$31,324	$33,156
Restaurant	5,214	5,079	4,798	4,879
Total revenues	34,803	34,675	36,122	38,035
Operating expenses:
General and administrative	3,567	3,093	3,099	3,447
Depreciation and amortization	5,345	5,225	5,743	7,571
Property expense	86	95	109	143
Restaurant expense	4,870	4,786	4,713	4,645
Total operating expenses	13,868	13,199	13,664	15,806
Interest expense	(4,855)	(4,877)	(4,934)	(5,293)
Other income	342	215	147	77
Realized gain on sale, net	—	10,879	—	4,392
Income tax (expense) benefit	(58)	(66)	(64)	(74)
Net Income	$16,364	$27,627	$17,607	$21,331
Earnings per share:
Basic	$0.27	$0.44	$0.27	$0.31
Diluted	0.26	0.44	0.27	0.31
Distributions declared per share	$0.2750	$0.2750	$0.2750	$0.2875

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
711	Sussex, WI	$1,856	$818	$—	$—	$—	$—	$1,856	$818	$—	$2,674	$—	1995	12/30/2020	10 - 40
AAA	Fairfield, CA	1,060	4,281	—	—	—	—	1,060	4,281	—	5,341	41	2000	9/3/2020	35
AAP	Centennial, CO	1,252	694	—	—	—	—	1,252	694	—	1,946	—	2010	12/30/2020	10 - 40
APB	Tracy, CA	1,267	—	—	—	—	—	1,267	—	—	1,267	—	2004	11/20/2018	—
APB	Lansing, MI	451	1,129	—	—	—	—	451	1,129	—	1,580	39	1995	2/26/2020	10 - 30
ARB	Rocky Mount, NC	261	1,405	—	—	—	—	261	1,405	—	1,666	162	2004	9/6/2016	10 - 45
ARB	Roanoke Rapids, NC	288	1,563	—	—	—	—	288	1,563	—	1,851	190	2003	9/6/2016	10 - 45
ARB	South Hill, VA	538	1,283	—	—	—	—	538	1,283	—	1,821	143	2002	11/3/2016	10 - 50
ARB	Wake Forest, NC	805	1,344	—	—	—	—	805	1,344	—	2,149	184	2005	11/3/2016	9 - 49
ARB	Birch Run, MI	590	777	—	—	—	—	590	777	—	1,367	128	1991	11/9/2016	10 - 40
ARB	Brighton, MI	456	990	—	—	—	—	456	990	—	1,446	131	1987	11/9/2016	10 - 40
ARB	Cedar Rapids, IA	485	—	—	—	—	—	485	—	—	485	—	1987	1/12/2018	—
ARB	Plainwell, MI	696	837	—	—	—	—	696	837	—	1,533	96	1999	8/6/2018	3 - 36
ARB	Logan, UT	827	1,157	—	—	—	—	827	1,157	—	1,984	62	1980	5/1/2019	5 - 40
ARB	Spring Lake, MI	317	762	—	—	—	—	317	762	—	1,079	43	1986	6/21/2019	5 - 30
ARB	Holland, MI	735	735	—	—	—	—	735	735	—	1,470	54	1988	6/21/2019	5 - 30
ARB	Muskegon, MI	486	919	—	—	—	—	486	919	—	1,405	45	1979	6/21/2019	5 - 40
ARB	Kokomo, IN	902	—	—	—	—	—	902	—	—	902	—	2003	8/1/2019	—
ARB	Roxboro, NC	2	—	—	—	—	—	2	—	—	2	—	2006	8/26/2020	—
ARB	Roxboro, NC	1,002	541	—	—	—	—	1,002	541	—	1,543	26	2006	1/6/2020	10 - 25
BA	Spokane Valley, WA	961	1,024	—	—	—	—	961	1,024	—	1,985	53	2000	2/21/2020	8 - 25
BB	Raleigh, NC	2,507	3,230	155	—	918	314	2,507	4,148	469	7,124	3,119	1999	5/17/1999	2 - 38
BB	Duluth, GA	1,292	2,362	254	—	1,378	274	1,292	3,740	528	5,560	3,009	1999	5/24/1999	2 - 38
BB	Miami, FL	1,731	3,427	222	—	1,162	422	1,731	4,589	644	6,964	3,401	2000	4/4/2000	2 - 35
BB	Fort Myers, FL	1,914	2,863	186	—	916	398	1,914	3,779	584	6,277	2,720	2000	5/16/2000	2 - 35
BB	Pembroke Pines, FL	1,808	2,999	207	—	1,039	382	1,808	4,038	589	6,435	2,865	2000	12/18/2000	2 - 35
BB	Livonia, MI	2,105	3,856	286	—	362	138	2,105	4,218	424	6,747	3,091	2001	2/6/2001	2 - 36
BB	Sunrise, FL	1,515	3,251	138	—	450	224	1,515	3,701	362	5,578	2,387	2002	10/22/2002	2 - 37
BB	Jacksonville, FL	2,235	2,295	344	—	50	13	2,235	2,345	357	4,937	1,170	2010	3/29/2010	2 - 45
BB	Orlando, FL	1,659	2,340	356	—	324	41	1,659	2,664	397	4,720	1,050	2012	2/27/2012	2 - 47
BB	Charleston, SC	2,673	—	—	—	—	—	2,673	—	—	2,673	—	2020	9/29/2020	—
BE	Dover, DE	591	1,713	—	—	—	—	591	1,713	—	2,304	178	1993	4/28/2017	10 - 50
BE	Indianapolis, IN	603	1,701	—	—	—	—	603	1,701	—	2,304	170	1991	4/28/2017	10 - 50
BE	Bowie, MD	506	1,940	—	—	—	—	506	1,940	—	2,446	198	1995	4/28/2017	10 - 50

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BE	Catonsville, MD	170	1,091	—	—	—	—	170	1,091	—	1,261	120	2003	4/28/2017	10 - 50
BE	Midland, MI	1,060	1,567	—	—	—	—	1,060	1,567	—	2,627	160	1998	4/28/2017	10 - 50
BE	Niagara Falls, NY	304	1,892	—	—	—	—	304	1,892	—	2,196	194	1992	4/28/2017	10 - 50
BE	Independence, OH	1,161	1,847	—	—	—	—	1,161	1,847	—	3,008	176	1994	4/28/2017	11 - 51
BE	Centerville, OH	947	1,209	—	—	—	—	947	1,209	—	2,156	146	1997	4/28/2017	7 - 45
BE	Blacklick, OH	1,178	1,269	—	—	—	—	1,178	1,269	—	2,447	169	1999	4/28/2017	7 - 45
BE	Celina, OH	944	1,431	—	—	—	—	944	1,431	—	2,375	151	2005	4/28/2017	9 - 49
BE	Canton, OH	755	1,441	—	—	—	—	755	1,441	—	2,196	140	2005	4/28/2017	10 - 50
BE	Kent, OH	814	1,215	—	—	—	—	814	1,215	—	2,029	123	1994	4/28/2017	10 - 50
BE	Waynesburg, PA	389	1,758	—	—	—	—	389	1,758	—	2,147	196	2006	4/28/2017	10 - 50
BE	Kanawha City, WV	405	1,899	—	—	—	—	405	1,899	—	2,304	187	2000	4/28/2017	10 - 50
BE	Lima, OH	1,382	1,461	—	—	—	—	1,382	1,461	—	2,843	166	1988	4/28/2017	9 - 49
BE	Englewood, OH	958	—	—	—	—	—	958	—	—	958	—	2004	10/18/2019	—
BFG	Greensboro, NC	1,254	—	—	—	—	—	1,254	—	—	1,254	—	2002	2/21/2020	—
BJ	Youngstown, OH	1,125	—	—	—	—	—	1,125	—	—	1,125	—	2017	1/12/2018	—
BJ	Longview, TX	1,508	—	—	—	—	—	1,508	—	—	1,508	—	2015	11/16/2018	—
BJ	Livonia, MI	638	3,259	—	—	—	—	638	3,259	—	3,897	125	2018	12/28/2018	14 - 54
BJ	Ft. Wayne, IN	2,878	—	—	—	—	—	2,878	—	—	2,878	—	2016	12/24/2019	—
BJ	Little Rock, AR	3,646	—	—	—	—	—	3,646	—	—	3,646	—	2014	12/27/2019	—
BJS	Oklahoma City, OK	1,879	—	—	—	—	—	1,879	—	—	1,879	—	2007	2/21/2020	—
BJS	Sugar Land, TX	3,910	—	—	—	—	—	3,910	—	—	3,910	—	2005	9/15/2020	—
BJS	Orange Valley, OH	3,908	—	—	—	—	—	3,908	—	—	3,908	—	2020	10/30/2020	—
BJS/SN/VZW	Hagerstown, MD	1,341	4,590	—	—	—	—	1,341	4,590	—	5,931	54	1974	3/12/2020	49
BK	Keysville, VA	571	1,424	—	—	—	—	571	1,424	—	1,995	161	1996	10/28/2016	10 - 50
BK	Roxboro, NC	601	2,089	—	—	—	—	601	2,089	—	2,690	213	1989	10/28/2016	10 - 50
BK	Oxford, NC	449	1,892	—	—	—	—	449	1,892	—	2,341	200	1982	10/28/2016	10 - 50
BK	Huntsville, AL	460	1,549	—	—	—	—	460	1,549	—	2,009	179	2000	10/28/2016	10 - 50
BK	Amory, MS	570	2,159	—	—	—	—	570	2,159	—	2,729	198	2016	10/28/2016	14 - 54
BK	Madisonville, KY	1,071	1,257	—	—	—	—	1,071	1,257	—	2,328	178	1986	11/9/2016	10 - 45
BK	Monterey, TN	429	1,611	—	—	—	—	429	1,611	—	2,040	163	2000	12/28/2016	10 - 50
BK	Crossville, TN	397	1,873	—	—	—	—	397	1,873	—	2,270	185	1987	12/28/2016	10 - 50
BK	Livingston, TN	481	1,354	—	—	—	—	481	1,354	—	1,835	136	2015	12/28/2016	13 - 53
BK	Herkimer, NY	308	1,460	—	—	—	—	308	1,460	—	1,768	126	2002	1/12/2017	13 - 53
BK	Chattanooga, TN	485	894	—	—	—	—	485	894	—	1,379	107	1998	1/12/2017	10 - 45

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BK	Salem, IN	534	1,608	—	—	—	—	534	1,608	—	2,142	136	2016	6/30/2017	14 - 54
BK	Tupelo, MS	772	1,765	—	—	—	—	772	1,765	—	2,537	145	2016	6/30/2017	14 - 54
BK	Booneville, MS	448	1,253	—	—	—	—	448	1,253	—	1,701	106	2016	6/30/2017	14 - 54
BK	Tupelo, MS	953	1,418	—	—	—	—	953	1,418	—	2,371	141	1998	6/30/2017	10 - 50
BK	Memphis, TN	739	1,708	—	—	—	—	739	1,708	—	2,447	133	1996	6/30/2017	15 - 55
BK	Columbus, MS	922	1,633	—	—	—	—	922	1,633	—	2,555	152	2000	6/30/2017	12 - 52
BK	Tupelo, MS	826	1,774	—	—	—	—	826	1,774	—	2,600	160	1998	6/30/2017	10 - 50
BK	Olive Branch, MS	521	1,317	—	—	—	—	521	1,317	—	1,838	108	2016	12/19/2017	14 - 54
BK	Holly Springs, MS	335	1,253	—	—	—	—	335	1,253	—	1,588	93	2016	12/19/2017	14 - 54
BK	Waldorf, MD	747	1,214	—	—	—	—	747	1,214	—	1,961	70	1989	4/3/2019	10 - 40
BK	Florence, SC	1,145	—	—	—	—	—	1,145	—	—	1,145	—	1980	6/23/2020	—
BK	Bessemer, AL	1,668	—	—	—	—	—	1,668	—	—	1,668	—	2009	3/12/2020	—
BOJ	Winston-Salem, NC	838	569	—	—	—	—	838	569	—	1,407	26	1983	1/29/2020	—
BOJ	Columbia, SC	1,158	824	—	—	—	—	1,158	824	—	1,982	—	1999	12/23/2020	10 - 25
BOT	West St. Paul, MN	1,464	1,096	—	—	—	—	1,464	1,096	—	2,560	17	2001	6/19/2020	10 - 40
BPP	South Elgin, IL	3,056	—	—	—	—	—	3,056	—	—	3,056	—	2004	7/14/2020	—
BWW	Burlington, IA	137	2,530	—	—	—	—	137	2,530	—	2,667	274	2010	9/15/2016	10 - 49
BWW	Galesburg, IL	157	2,510	—	—	—	—	157	2,510	—	2,667	294	2009	9/15/2016	10 - 46
BWW	Macomb, IL	138	2,528	—	—	—	—	138	2,528	—	2,666	280	2009	9/15/2016	10 - 48
BWW	Springfield, IL	825	2,352	—	—	—	—	825	2,352	—	3,177	190	2006	1/10/2018	10 - 50
BWW	Quincy, IL	676	2,378	—	—	—	—	676	2,378	—	3,054	181	2007	1/10/2018	10 - 50
BWW	Orange Park, FL	1,768	—	—	—	—	—	1,768	—	—	1,768	—	1997	1/12/2018	—
BWW	Florence, SC	1,638	—	—	—	—	—	1,638	—	—	1,638	—	2011	6/29/2018	—
BWW	Austin, TX	1,250	—	—	—	—	—	1,250	—	—	1,250	—	2010	7/16/2018	—
BWW	Hendersonville, TN	1,401	—	—	—	—	—	1,401	—	—	1,401	—	2009	8/8/2018	—
BWW	Grand Junction, CO	1,182	—	—	—	—	—	1,182	—	—	1,182	—	2004	1/18/2019	—
BWW	Loredo, TX	1,287	1,923	—	—	—	—	1,287	1,923	—	3,210	114	2001	2/8/2019	10 - 45
BWW	Rockaway, NJ	787	—	—	—	—	—	787	—	—	787	—	2013	2/11/2019	—
BWW	Centerville, GA	1,001	—	—	—	—	—	1,001	—	—	1,001	—	2011	8/1/2019	—
BWW	Mansfield, TX	1,438	845	—	—	—	—	1,438	845	—	2,283	54	2007	10/21/2019	10 - 25
BWW	Fort Worth, TX	1,484	922	—	—	—	—	1,484	922	—	2,406	53	2007	11/4/2019	10 - 25
BWW	Racine, WI	1,898	—	—	—	—	—	1,898	—	—	1,898	—	2013	11/12/2019	—
BWW	Mansfield, TX	—	79	—	—	—	—	—	79	—	79	54	2007	10/21/2019	15

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BWW	Gastonia, NC	1,373	—	—	—	—	—	1,373	—	—	1,373	—	2009	10/14/2020	—
BWW	Suffolk, VA	602	1,779	—	—	—	—	602	1,779	—	2,381	90	2012	12/31/2018	9 - 49
CB	Bloomingdale, IL	1,328	—	—	—	—	—	1,328	—	—	1,328	—	1991	10/18/2019	—
CCW	Columbia, MO	1,006	—	—	—	—	—	1,006	—	—	1,006	—	1998	2/21/2020	—
CFA	Cedar Rapids, IA	1,894	—	—	—	—	—	1,894	—	—	1,894	—	2012	1/12/2018	—
CFA	Sioux City, IA	1,162	—	—	—	—	—	1,162	—	—	1,162	—	2012	6/28/2019	—
CFA	Rehoboth Beach, DE	2,081	—	—	—	—	—	2,081	—	—	2,081	—	2013	12/24/2019	—
CFA	Ft. Wayne, IN	2,251	—	—	—	—	—	2,251	—	—	2,251	—	2019	12/24/2019	—
CFA	Carmel, IN	1,056	—	—	—	—	—	1,056	—	—	1,056	—	2006	9/17/2020	—
CFA	Florissant, MO	1,416	—	—	—	—	—	1,416	—	—	1,416	—	2019	12/18/2020	—
CFA	Florence, SC	1,869	—	—	—	—	—	1,869	—	—	1,869	—	2018	3/3/2020	—
CGR	Bloomingdale, IL	1,111	—	—	—	—	—	1,111	—	—	1,111	—	1990	1/12/2018	—
CGR	Baton Rouge, LA	1,146	1,077	—	—	—	—	1,146	1,077	—	2,223	114	1985	8/8/2018	5 - 30
CGR	Mesquite, TX	2,180	2,938	—	—	—	—	2,180	2,938	—	5,118	168	2012	8/8/2018	13 - 53
CGR	Palm Bay, FL	1,666	2,881	—	—	—	—	1,666	2,881	—	4,547	173	1994	8/8/2018	12 - 52
CGR	Madison, TN	1,178	2,372	—	—	—	—	1,178	2,372	—	3,550	146	1989	8/8/2018	11 - 51
CGR	Ocala, FL	2,017	2,216	—	—	—	—	2,017	2,216	—	4,233	147	1989	8/8/2018	11 - 51
CGR	Palmdale, CA	1,234	2,573	—	—	—	—	1,234	2,573	—	3,807	155	1991	8/8/2018	9 - 49
CGR	Sebring, FL	1,568	2,275	—	—	—	—	1,568	2,275	—	3,843	144	1992	8/8/2018	11 - 51
CGR	Tarpon Springs, FL	1,394	2,232	—	—	—	—	1,394	2,232	—	3,626	149	1994	8/8/2018	10 - 50
CGR	Peoria, AZ	867	1,199	—	—	—	—	867	1,199	—	2,066	129	1993	8/8/2018	5 - 31
CGR	The Woodlands, TX	1,445	1,218	—	—	—	—	1,445	1,218	—	2,663	121	1995	8/8/2018	5 - 35
CGR	Orlando, FL	2,106	1,376	—	—	—	—	2,106	1,376	—	3,482	134	1994	8/8/2018	5 - 35
CGR	Kissimmee, FL	2,101	2,052	—	—	—	—	2,101	2,052	—	4,153	147	1994	8/8/2018	7 - 47
CGR	Mesa, AZ	1,295	1,628	—	—	—	—	1,295	1,628	—	2,923	140	1994	8/8/2018	5 - 40
CGR	Katy, TX	1,930	1,907	—	—	—	—	1,930	1,907	—	3,837	139	1995	8/8/2018	10 - 45
CGR	McAllen, TX	759	1,691	—	—	—	—	759	1,691	—	2,450	147	1994	8/8/2018	5 - 35
CGR	Winter Haven, FL	922	1,926	—	—	—	—	922	1,926	—	2,848	138	1995	8/8/2018	7 - 47
CGR	Ormond Beach, FL	545	1,104	—	—	—	—	545	1,104	—	1,649	119	1995	8/8/2018	3 - 32
CGR	Pembroke Pines, FL	1,757	1,514	—	—	—	—	1,757	1,514	—	3,271	150	1996	8/8/2018	5 - 40
CGR	High Point, NC	955	1,446	—	—	—	—	955	1,446	—	2,401	106	1996	8/8/2018	5 - 55
CGR	Anderson, SC	1,647	2,252	—	—	—	—	1,647	2,252	—	3,899	135	1995	8/8/2018	13 - 53
CGR	Burleson, TX	2,612	2,321	—	—	—	—	2,612	2,321	—	4,933	182	1998	8/8/2018	5 - 45
CGR	Brownsville, TX	2,111	2,868	—	—	—	—	2,111	2,868	—	4,979	173	1999	8/8/2018	12 -52

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CGR	Hermitage, TN	1,226	1,564	—	—	—	—	1,226	1,564	—	2,790	136	2000	8/8/2018	5 - 39
CGR	Reno, NV	723	2,496	—	—	—	—	723	2,496	—	3,219	140	2002	8/8/2018	10 - 50
CGR	Bartlesville, OK	1,497	1,571	—	—	—	—	1,497	1,571	—	3,068	112	2002	8/8/2018	10 - 50
CGR	Gallatin, TN	821	1,613	—	—	—	—	821	1,613	—	2,434	111	2002	8/8/2018	10 - 50
CGR	Tampa, FL	920	1,839	—	—	—	—	920	1,839	—	2,759	141	2002	8/8/2018	7 - 40
CGR	Atascocita, TX	1,953	2,256	—	—	—	—	1,953	2,256	—	4,209	142	2002	8/8/2018	12 - 52
CGR	Canon City, CO	709	1,928	—	—	—	—	709	1,928	—	2,637	123	2002	8/8/2018	10 - 50
CGR	Chattanooga, TN	350	1,852	—	—	—	—	350	1,852	—	2,202	97	2003	8/8/2018	11 - 51
CGR	Hobbs, NM	1,424	1,746	—	—	—	—	1,424	1,746	—	3,170	118	2003	8/8/2018	10 - 50
CGR	Gonzales, LA	1,681	2,292	—	—	—	—	1,681	2,292	—	3,973	143	2003	8/8/2018	10 - 50
CGR	Tupelo, MS	890	1,514	—	—	—	—	890	1,514	—	2,404	132	2003	8/8/2018	5 - 40
CGR	Las Cruces, NM	1,645	1,720	—	—	—	—	1,645	1,720	—	3,365	134	1991	8/8/2018	7 - 45
CGR	Carson City, NV	775	467	—	—	—	—	775	467	—	1,242	60	2004	8/8/2018	5 - 41
CGR	Lady Lake, FL	2,474	2,618	—	—	—	—	2,474	2,618	—	5,092	173	2004	8/8/2018	12 - 52
CGR	Lone Tree, CO	753	1,511	—	—	—	—	753	1,511	—	2,264	128	2004	8/8/2018	5 - 41
CGR	Bristol, VA	1,059	1,563	—	—	—	—	1,059	1,563	—	2,622	138	2004	8/8/2018	5 - 41
CGR	Trinity, FL	1,701	2,613	—	—	—	—	1,701	2,613	—	4,314	157	2004	8/8/2018	13 - 53
CGR	Kingsville, TX	1,254	1,719	—	—	—	—	1,254	1,719	—	2,973	115	2004	8/8/2018	9 - 49
CGR	Conroe, TX	1,224	1,661	—	—	—	—	1,224	1,661	—	2,885	132	2004	8/8/2018	7 - 45
CGR	Portland, TX	1,537	2,089	—	—	—	—	1,537	2,089	—	3,626	147	2005	8/8/2018	10 - 45
CGR	Plainview, TX	657	1,302	—	—	—	—	657	1,302	—	1,959	98	2005	8/8/2018	5 - 45
CGR	Pinellas Park, FL	2,857	2,352	—	—	—	—	2,857	2,352	—	5,209	151	2005	8/8/2018	10 - 50
CGR	Conyers, GA	1,049	2,168	—	—	—	—	1,049	2,168	—	3,217	148	2000	8/8/2018	7 - 45
CGR	Eagle Pass, TX	1,338	1,859	—	—	—	—	1,338	1,859	—	3,197	144	2007	8/8/2018	5 - 45
CGR	Enid, OK	1,712	2,805	—	—	—	—	1,712	2,805	—	4,517	182	1996	9/14/2018	10 - 45
CGR	Lawton, OK	1,072	1,197	—	—	—	—	1,072	1,197	—	2,269	112	1999	9/14/2018	3 - 36
CGR	Austin, TX	988	1,330	—	—	—	—	988	1,330	—	2,318	93	2003	9/14/2018	1 - 41
CGR	Greenville, TX	1,495	1,431	—	—	—	—	1,495	1,431	—	2,926	104	2002	9/28/2018	10 - 45
CGR	Arcadia, FL	1,575	1,408	—	—	—	—	1,575	1,408	—	2,983	110	2005	9/28/2018	5 - 45
CGR	Aurora, CO	649	1,534	—	—	—	—	649	1,534	—	2,183	109	1990	10/23/2018	5 - 40
CGR	Coralville, IA	1,628	—	—	—	—	—	1,628	—	—	1,628	—	1998	12/26/2019	—
CGR	Alamosa, CO	1,992	1,206	—	—	—	—	1,992	1,206	—	3,198	45	2007	12/27/2019	10 - 35
CGR	Pueblo, CO	800	1,694	—	—	—	—	800	1,694	—	2,494	68	2005	12/27/2019	10 - 35
CGR	Lafayette, LA	3,183	1,579	—	—	—	—	3,183	1,579	—	4,762	61	2005	12/27/2019	10 - 35
CGR	Southaven, MS	2,332	1,770	—	—	—	—	2,332	1,770	—	4,102	65	2000	12/27/2019	10 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CGR	Shawnee, OK	2,077	1,370	—	—	—	—	2,077	1,370	—	3,447	51	2001	12/27/2019	10 - 35
CGR	Harlingen, TX	3,054	1,630	—	—	—	—	3,054	1,630	—	4,684	66	1998	12/27/2019	10 - 35
CGR	Seguin, TX	2,350	1,778	—	—	—	—	2,350	1,778	—	4,128	65	2004	12/27/2019	10 - 35
CGR	Carmel, IN	1,273	—	—	—	—	—	1,273	—	—	1,273	—	1993	2/13/2020	—
CGR	Kokomo, IN	858	—	—	—	—	—	858	—	—	858	—	1999	2/13/2020	—
CGR	Aiken, SC	1,407	1,565	—	—	—	—	1,407	1,565	—	2,972	—	2001	12/31/2020	13 - 38
CHC	Mt Pleasant, IL	1,705	654	—	—	—	—	1,705	654	—	2,359	31	1982	7/15/2020	2 - 15
CHC	Palatine, IL	2,010	694	—	—	—	—	2,010	694	—	2,704	16	1998	9/24/2020	3 - 15
CHC	Fort Wayne, IN	580	2,444	—	—	—	—	580	2,444	—	3,024	7	1994	11/16/2020	14 - 49
CHC	Denver, CO	1,853	—	—	—	—	—	1,853	—	—	1,853	—	1962	12/9/2020	10 - 40
CHC	Midwest City, OK	1,781	—	—	—	—	—	1,781	—	—	1,781	—	1984	12/9/2020	—
CJ	Logan, UT	848	—	—	—	—	—	848	—	—	848	—	1997	6/7/2019	—
CK	Pawleys Island, SC	1,555	—	—	—	—	—	1,555	—	—	1,555	—	2003	12/23/2020	—
CMG	Florence, SC	758	402	—	—	—	—	758	402	—	1,160	18	2013	3/3/2020	10 - 25
CRB	Palm Coast , FL	2,146	—	—	—	—	—	2,146	—	—	2,146	—	2012	6/13/2019	—
CRB	Charleston, SC	1,334	—	—	—	—	—	1,334	—	—	1,334	—	2003	7/13/2020	—
CRB	Tallahassee, FL	3,814	—	—	—	—	—	3,814	—	—	3,814	—	2000	12/22/2020	—
CSK	Pensacola, FL	1,530	—	—	—	—	—	1,530	—	—	1,530	—	1991	6/29/2018	—
DEN	Amherst, OH	460	998	—	—	—	—	460	998	—	1,458	146	1971	11/9/2016	10 - 40
DQ	Tulsa, OK	485	388	—	—	(90)	—	485	298	—	783	50	2015	10/20/2016	14 - 54
DT/MP	New Baltimore, MI	435	2,351	—	—	—	—	435	2,351	—	2,786	170	2016	9/15/2017	14 - 54
DTC	Coralville, IA	2,142	—	—	—	—	—	2,142	—	—	2,142	—	1998	12/26/2019	—
FAZ	Lafayette, IN	244	522	—	—	—	—	244	522	—	766	92	1996	11/9/2016	5 - 40
FEX	Oklahoma City, OK	862	—	—	—	—	—	862	—	—	862	—	1999	2/21/2020	—
FS	Hagerstown, MD	994	—	—	—	—	—	994	—	—	994	—	2007	6/23/2020	—
HAR	Gadsden, AL	464	1,064	—	—	—	—	464	1,064	—	1,528	156	1985	12/15/2016	10 - 40
HAR	Baxley, GA	644	1,258	—	—	—	—	644	1,258	—	1,902	199	1983	12/15/2016	10 - 40
HAR	Vidalia, GA	364	1,232	—	—	—	—	364	1,232	—	1,596	128	2007	12/15/2016	10 - 50
HAR	Hazlehurst, GA	461	1,516	—	—	—	—	461	1,516	—	1,977	153	2013	12/15/2016	12 - 52
HAR	Sioux City, IA	901	—	—	—	—	—	901	—	—	901	—	1979	6/28/2019	—
HB	Traverse City, MI	805	—	—	—	—	—	805	—	—	805	—	1992	2/21/2020	—
HIE	Coralville, IA	1,318	—	—	—	—	—	1,318	—	—	1,318	—	2000	12/26/2019	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
IHOP	Grand Junction, CO	853	—	—	—	—	—	853	—	—	853	—	2002	1/18/2019	—
IHOP	Christiansburg, VA	739	—	—	250	—	—	989	—	—	989	—	1998	4/19/2019	—
IHOP	Spokane Valley, WA	572	660	—	—	—	—	572	660	—	1,232	33	2001	2/21/2020	8 - 25
IHOP	Florence, SC	1,106	—	—	—	—	—	1,106	—	—	1,106	—	2000	6/30/2020	—
JL	Carmel, IN	1,280	352	—	—	—	—	1,280	352	—	1,632	—	1993	12/31/2020	10 - 30
KFC	Detroit, MI	294	916	—	—	—	—	294	916	—	1,210	110	1997	9/14/2016	5 - 43
KFC	Auburn Hills, MI	98	925	—	—	—	—	98	925	—	1,023	120	2002	9/14/2016	5 - 43
KFC	Detroit, MI	75	732	—	—	—	—	75	732	—	807	98	1984	9/14/2016	5 - 40
KFC	Detroit, MI	323	635	—	—	—	—	323	635	—	958	101	1984	9/14/2016	5 - 40
KFC	Altoona, WI	195	1,714	—	—	—	—	195	1,714	—	1,909	189	1993	11/10/2016	10 - 45
KFC	LaCrosse, WI	216	893	—	—	—	—	216	893	—	1,109	141	1979	11/10/2016	5 - 40
KFC	Rice Lake, WI	215	1,045	—	—	—	—	215	1,045	—	1,260	162	1991	11/10/2016	5 - 40
KFC	Chippewa Falls, WI	167	924	—	—	—	—	167	924	—	1,091	126	2003	11/10/2016	5 - 40
KFC	LaCrosse, WI	245	1,042	—	—	—	—	245	1,042	—	1,287	154	1972	11/10/2016	5 - 40
KFC	Stevens Point, WI	92	697	—	—	—	—	92	697	—	789	98	1984	11/10/2016	5 - 40
KFC	Wisconsin Rapids, WI	179	1,928	—	—	—	—	179	1,928	—	2,107	208	1991	11/10/2016	10 - 45
KFC	Wausau, WI	126	1,387	—	—	—	—	126	1,387	—	1,513	149	1979	11/10/2016	10 - 45
KFC	Escanaba, MI	143	1,362	—	—	—	—	143	1,362	—	1,505	155	1985	11/10/2016	10 - 43
KFC	Menominee, MI	93	862	—	—	—	—	93	862	—	955	121	1995	11/10/2016	10 - 40
KFC	Goshen, IN	95	1,041	—	—	—	—	95	1,041	—	1,136	143	1976	11/10/2016	5 - 40
KFC	South Bend, IN	141	868	—	—	—	—	141	868	—	1,009	138	1970	11/10/2016	5 - 40
KFC	South Bend, IN	155	774	—	—	—	—	155	774	—	929	130	1973	11/10/2016	5 - 40
KFC	Mishawaka, IN	72	1,510	—	—	—	—	72	1,510	—	1,582	154	1978	11/10/2016	10 - 45
KFC	Kokomo, IN	118	1,093	—	—	—	—	118	1,093	—	1,211	137	1994	11/10/2016	10 - 40
KFC	Kokomo, IN	141	1,798	—	—	—	—	141	1,798	—	1,939	194	1994	11/10/2016	10 - 45
KFC	Birmingham, AL	1,062	592	—	—	—	—	1,062	592	—	1,654	3	1991	12/8/2020	10 - 25
KFC	Fairfield, AL	1,006	543	—	—	—	—	1,006	543	—	1,549	3	1995	12/8/2020	10 - 22
KFC	Birmingham, AL	1,101	556	—	—	—	—	1,101	556	—	1,657	3	2002	12/8/2020	7 - 18
KFC	Hueytown, AL	719	589	—	—	—	—	719	589	—	1,308	3	1988	12/8/2020	10 - 22
KFC	Birmingham, AL	1,102	495	—	—	—	—	1,102	495	—	1,597	2	1995	12/8/2020	10 - 22
KFC	Forestdale, AL	972	544	—	—	—	—	972	544	—	1,516	3	1995	12/8/2020	10 - 20
KFC	Bessemer, AL	1,105	521	—	—	—	—	1,105	521	—	1,626	3	1994	12/8/2020	10 - 20
KFC	Gardendale, AL	926	695	—	—	—	—	926	695	—	1,621	3	1988	12/8/2020	10 - 25
KFC	Huntsville, AL	694	776	—	—	—	—	694	776	—	1,470	3	1976	12/8/2020	10 - 22

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
KFC	Decatur, AL	734	739	—	—	—	—	734	739	—	1,473	3	1993	12/8/2020	10 - 20
KFC	Huntsville, AL	678	762	—	—	—	—	678	762	—	1,440	3	2004	12/8/2020	10 - 25
KFC	Madison, AL	845	580	—	—	—	—	845	580	—	1,425	3	1986	12/8/2020	10 - 20
KFC	Madison, AL	966	765	—	—	—	—	966	765	—	1,731	4	1999	12/8/2020	10 - 22
KK	Troy, MI	1,480	—	—	—	—	—	1,480	—	—	1,480	—	2003	12/24/2019	—
KRYS	Gardendale, AL	723	376	—	—	—	—	723	376	—	1,099	34	1976	9/27/2019	5 - 20
KRYS	Lenoir City, TN	1,124	338	—	—	—	—	1,124	338	—	1,462	30	1998	10/10/2019	5 - 20
KRYS	Pratville, AL	1,077	385	—	—	—	—	1,077	385	—	1,462	34	1998	10/11/2019	5 - 20
LH	Tucker, GA	1,407	923	10	—	339	214	1,407	1,262	224	2,893	1,013	1986	10/1/2007	2 - 43
LH	Snellville, GA	1,911	925	76	—	422	147	1,911	1,347	223	3,481	1,042	1992	10/1/2007	2 - 43
LH	Macon, GA	1,249	718	30	—	420	204	1,249	1,138	234	2,621	1,073	1992	10/1/2007	2 - 44
LH	Augusta, GA	1,631	845	46	—	300	103	1,631	1,145	149	2,925	946	1993	10/1/2007	2 - 42
LH	Ocala, FL	1,210	1,100	17	—	579	112	1,210	1,679	129	3,018	1,363	1993	10/1/2007	2 - 42
LH	Altamonte Springs, FL	1,649	974	22	—	450	135	1,649	1,424	157	3,230	988	1994	10/1/2007	2 - 44
LH	Florence, KY	—	741	52	1,191	347	165	1,191	1,088	217	2,496	852	1994	10/1/2007	2 - 47
LH	Gainesville, GA	1,537	965	19	—	348	140	1,537	1,313	159	3,009	983	1995	10/1/2007	2 - 43
LH	Peachtree City, GA	1,485	1,080	9	—	457	159	1,485	1,537	168	3,190	1,133	1995	10/1/2007	2 - 43
LH	Lawrenceville, GA	1,865	1,116	17	—	451	117	1,865	1,567	134	3,566	1,067	1996	10/1/2007	2 - 42
LH	Jensen Beach, FL	1,322	1,082	33	—	347	153	1,322	1,429	186	2,937	1,065	1996	10/1/2007	2 - 42
LH	Destin, FL	2,053	793	16	—	357	224	2,053	1,150	240	3,443	931	1996	10/1/2007	2 - 42
LH	Albany, GA	1,500	988	34	—	422	126	1,500	1,410	160	3,070	947	1997	10/1/2007	2 - 42
LH	Dublin, OH	1,572	1,205	18	—	510	259	1,572	1,715	277	3,564	1,177	1997	10/1/2007	2 - 42
LH	Columbia, SC	1,677	1,291	23	—	495	176	1,677	1,786	199	3,662	1,214	1997	10/1/2007	2 - 42
LH	Pineville, NC	1,262	879	11	—	495	195	1,262	1,374	206	2,842	912	1998	10/1/2007	2 - 44
LH	Johns Creek, GA	1,694	1,089	18	—	203	123	1,694	1,292	141	3,127	858	1998	10/1/2007	2 - 42
LH	Greensboro, NC	1,438	1,017	16	—	270	152	1,438	1,287	168	2,893	806	1999	10/1/2007	2 - 44
LH	Huntsville, AL	1,443	983	7	—	350	194	1,443	1,333	201	2,977	842	1999	10/1/2007	2 - 44
LH	Hickory, NC	1,333	1,029	7	—	313	166	1,333	1,342	173	2,848	794	1999	10/1/2007	2 - 44
LH	Tampa, FL	1,488	1,078	6	—	297	189	1,488	1,375	195	3,058	947	2000	10/1/2007	2 - 35
LH	Clarksville, TN	1,662	1,097	15	—	449	112	1,662	1,546	127	3,335	859	1999	10/1/2007	2 - 43
LH	Orlando, FL	1,165	749	21	—	264	137	1,165	1,013	158	2,336	705	2000	10/1/2007	2 - 35
LH	Concord, NH	1,329	935	7	—	359	172	1,329	1,294	179	2,802	731	2000	10/1/2007	2 - 35
LH	Orlando, FL	1,492	1,277	52	—	297	150	1,492	1,574	202	3,268	950	2000	10/1/2007	2 - 35
LH	Medina, OH	1,189	820	12	—	268	168	1,189	1,088	180	2,457	692	2000	10/1/2007	2 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Hoover, AL	1,401	966	17	—	350	160	1,401	1,316	177	2,894	817	2001	10/1/2007	2 - 36
LH	Boardman, OH	954	673	17	—	285	151	954	958	168	2,080	590	2001	10/1/2007	2 - 36
LH	Prattville, AL	1,481	1,016	27	—	336	134	1,481	1,352	161	2,994	826	2001	10/1/2007	2 - 36
LH	Bensalem, PA	1,645	600	17	—	346	160	1,645	946	177	2,768	587	2001	10/1/2007	2 - 36
LH	Lee’s Summit, MO	1,705	1,219	34	—	285	88	1,705	1,504	122	3,331	781	2002	10/1/2007	2 - 37
LH	Germantown, MD	1,439	1,069	27	—	306	138	1,439	1,375	165	2,979	803	2002	10/1/2007	2 - 37
LH	Independence, OH	1,241	686	26	—	231	106	1,241	917	132	2,290	535	2002	10/1/2007	2 - 37
LH	Hiram, GA	1,639	1,033	25	—	374	130	1,639	1,407	155	3,201	806	2002	10/1/2007	2 - 37
LH	Louisville, KY	1,405	980	18	—	238	113	1,405	1,218	131	2,754	667	2002	10/1/2007	2 - 37
LH	Bowie, MD	1,871	1,230	21	—	257	147	1,871	1,487	168	3,526	832	2002	10/1/2007	2 - 37
LH	Waldorf, MD	1,929	1,167	26	—	245	162	1,929	1,412	188	3,529	816	2002	10/1/2007	2 - 37
LH	West Palm Beach, FL	1,781	1,228	27	—	297	132	1,781	1,525	159	3,465	838	2002	10/1/2007	2 - 37
LH	Columbia, MD	1,918	1,439	40	—	268	161	1,918	1,707	201	3,826	929	2003	10/1/2007	2 - 38
LH	East Point, GA	1,052	1,232	21	—	291	143	1,052	1,523	164	2,739	848	2003	10/1/2007	2 - 38
LH	Lexington, KY	1,251	874	16	—	238	162	1,251	1,112	178	2,541	664	2003	10/1/2007	2 - 42
LH	Winter Haven, FL	1,285	1,149	39	—	276	124	1,285	1,425	163	2,873	801	2003	10/1/2007	2 - 38
LH	Jacksonville, FL	795	1,302	32	—	210	128	795	1,512	160	2,467	811	2003	10/1/2007	2 - 38
LH	Daphne, AL	1,130	757	30	—	308	111	1,130	1,065	141	2,336	664	2003	10/1/2007	2 - 38
LH	Anderson, SC	1,445	990	41	—	240	111	1,445	1,230	152	2,827	684	2004	10/1/2007	2 - 39
LH	Palm Harbor, FL	1,406	917	32	—	263	93	1,406	1,180	125	2,711	700	2004	10/1/2007	2 - 39
LH	West Chester, OH	1,371	927	31	—	248	79	1,371	1,175	110	2,656	672	2004	10/1/2007	2 - 39
LH	Jefferson City, MO	1,342	875	60	—	196	68	1,342	1,071	128	2,541	609	2004	10/1/2007	2 - 39
LH	Chantilly, VA	1,568	882	50	—	262	66	1,568	1,144	116	2,828	613	2004	10/1/2007	2 - 39
LH	Dawsonville, GA	1,084	1,321	51	—	188	100	1,084	1,509	151	2,744	797	2004	10/1/2007	2 - 39
LH	Opelika, AL	1,427	1,244	36	—	202	58	1,427	1,446	94	2,967	765	2004	10/1/2007	2 - 39
LH	Indianapolis, IN	1,298	854	55	—	211	51	1,298	1,065	106	2,469	602	2005	10/1/2007	2 - 40
LH	Grove City, OH	1,566	1,067	53	—	191	61	1,566	1,258	114	2,938	678	2005	10/1/2007	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Springfield, IL	1,573	1,451	65	—	182	79	1,573	1,633	144	3,350	874	2005	10/1/2007	2 - 40
LH	Covington, GA	887	1,212	70	—	45	49	887	1,257	119	2,263	662	2005	10/1/2007	2 - 40
LH	West Homestead, PA	1,418	947	79	—	33	91	1,418	980	170	2,568	575	2005	10/1/2007	2 - 40
LH	Carrollton, GA	1,192	1,227	75	—	15	49	1,192	1,242	124	2,558	672	2005	10/1/2007	2 - 40
LH	Tarentum, PA	1,414	931	91	—	84	46	1,414	1,015	137	2,566	576	2005	10/1/2007	2 - 40
LH	Commerce, GA	647	1,476	60	—	57	84	647	1,533	144	2,324	755	2006	10/1/2007	2 - 41
LH	East Ellijay, GA	1,126	1,272	70	—	21	82	1,126	1,293	152	2,571	694	2006	10/1/2007	2 - 41
LH	Acworth, GA	1,941	1,255	70	—	23	82	1,941	1,278	152	3,371	672	2006	10/1/2007	2 - 41
LH	Peoria, IL	1,299	848	81	—	143	46	1,299	991	127	2,417	581	2006	10/1/2007	2 - 41
LH	Hixson, TN	1,676	1,263	84	—	40	44	1,676	1,303	128	3,107	674	2006	10/1/2007	2 - 41
LH	Fredericksburg, VA	1,734	1,174	89	—	42	35	1,734	1,216	124	3,074	691	2006	10/1/2007	2 - 41
LH	Morgantown, WV	1,223	812	89	—	27	44	1,223	839	133	2,195	528	2006	10/1/2007	2 - 41
LH	Florence, SC	1,628	1,352	90	—	28	35	1,628	1,380	125	3,133	676	2006	10/1/2007	2 - 41
LH	Portage, IN	901	1,652	105	—	59	26	901	1,711	131	2,743	829	2006	10/1/2007	2 - 41
LH	Macon, GA	1,052	1,840	97	—	135	38	1,052	1,975	135	3,162	989	2007	10/1/2007	2 - 42
LH	Panama City Beach, FL	1,379	1,736	99	—	47	95	1,379	1,783	194	3,356	956	2007	10/1/2007	2 - 42
LH	LaGrange, GA	979	1,527	111	—	36	52	979	1,563	163	2,705	832	2007	10/1/2007	2 - 42
LH	Calhoun, GA	765	1,760	109	—	(4)	36	765	1,756	145	2,666	894	2007	10/1/2007	2 - 42
LH	Dublin, GA	389	1,910	140	—	27	23	389	1,937	163	2,489	904	2008	1/14/2008	2 - 43
LH	Monroe, GA	966	1,549	164	—	30	13	966	1,579	177	2,722	770	2008	4/28/2008	2 - 43
LH	Denham Springs, LA	1,306	2,049	283	—	35	12	1,306	2,084	295	3,685	1,203	2008	8/25/2008	2 - 43
LH	Cornelia, GA	106	1,542	281	282	52	8	388	1,594	289	2,271	927	2008	12/1/2008	2 - 43
LH	Richmond, VA	1,442	1,758	207	—	24	9	1,442	1,782	216	3,440	913	2009	2/23/2009	2 - 44
LH	San Antonio, TX	907	1,504	—	—	722	529	907	2,226	529	3,662	1,198	2010	1/18/2010	2 - 40
LH	Orlando, FL	1,406	1,701	253	—	23	6	1,406	1,724	259	3,389	818	2010	3/8/2010	2 - 45
LH	Thomasville, GA	730	1,688	229	—	19	5	730	1,707	234	2,671	849	2010	4/19/2010	2 - 45
LH	San Antonio, TX	947	1,436	—	—	467	539	947	1,903	539	3,389	1,765	2010	5/10/2010	2 - 40
LH	San Antonio, TX	1,206	1,583	—	—	268	532	1,206	1,851	532	3,589	1,107	2010	7/5/2010	2 - 40
LH	Jackson, TN	1,398	1,257	204	—	16	8	1,398	1,273	212	2,883	644	2010	7/19/2010	2 - 45
LH	Conyers, GA	589	1,797	198	—	30	21	589	1,827	219	2,635	844	2010	8/2/2010	2 - 45
LH	San Antonio, TX	—	1,382	735	1,991	273	(221)	1,991	1,655	514	4,160	1,053	2010	10/11/2010	2 - 40
LH	Fort Smith, AR	953	1,610	252	—	23	10	953	1,633	262	2,848	803	2010	11/1/2010	2 - 45
LH	Whitehall, PA	1,307	1,901	270	—	24	7	1,307	1,925	277	3,509	897	2010	12/6/2010	2 - 45

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	New Braunfels, TX	—	1,330	681	—	169	(209)	—	1,499	472	1,971	927	2011	1/24/2011	2 - 40
LH	McAllen, TX	1,128	1,600	284	—	13	13	1,128	1,613	297	3,038	773	2011	3/28/2011	2 - 46
LH	Kingsland, GA	849	1,564	236	—	13	5	849	1,577	241	2,667	703	2011	4/25/2011	2 - 46
LH	Jonesboro, AR	902	1,704	234	—	15	1	902	1,719	235	2,856	767	2011	4/25/2011	2 - 46
LH	Hanover, MD	1,437	2,258	252	—	45	2	1,437	2,303	254	3,994	907	2011	5/16/2011	2 - 46
LH	Council Bluffs, IA	869	1,827	236	—	31	7	869	1,858	243	2,970	801	2011	5/31/2011	2 - 46
LH	San Antonio, TX	—	278	383	—	(253)	(279)	—	25	104	129	13	2011	6/20/2011	2 - 40
LH	Tupelo, MS	771	1,717	236	—	13	1	771	1,730	237	2,738	698	2011	8/29/2011	2 - 46
LH	Champaign, IL	1,499	1,725	267	—	4	3	1,499	1,729	270	3,498	736	2011	10/10/2011	2 - 46
LH	Rapid City, SD	965	1,869	252	—	2	3	965	1,871	255	3,091	814	2011	10/10/2011	2 - 46
LH	West Melbourne, FL	1,144	1,858	266	—	4	3	1,144	1,862	269	3,275	780	2011	11/21/2011	2 - 46
LH	Flowood, MS	1,088	1,803	327	34	—	2	1,122	1,803	329	3,254	817	2012	2/6/2012	2 - 47
LH	McAllen, TX	1,339	1,775	319	—	3	12	1,339	1,778	331	3,448	782	2012	2/27/2012	2 - 47
LH	Deptford, NJ	1,799	1,694	287	—	3	(2)	1,799	1,697	285	3,781	706	2012	3/26/2012	2 - 47
LH	Athens, GA	970	1,744	289	—	35	13	970	1,779	302	3,051	683	2012	10/29/2012	2 - 47
LH	Morehead City, NC	975	1,941	340	—	2	1	975	1,943	341	3,259	732	2013	1/14/2013	2 - 48
LH	Columbus, MS	1,155	1,993	256	—	4	4	1,155	1,997	260	3,412	661	2013	2/18/2013	2 - 48
LH	Sandusky, OH	1,081	2,027	263	—	—	2	1,081	2,027	265	3,373	676	2013	4/22/2013	2 - 48
LH	Coralville, IA	953	2,135	288	—	—	(3)	953	2,135	285	3,373	723	2013	5/13/2013	2 - 48
LH	Cleveland, TN	1,054	1,776	337	—	—	1	1,054	1,776	338	3,168	648	2013	5/13/2013	2 - 48
LH	Cincinnati, OH	1,205	1,758	291	—	—	3	1,205	1,758	294	3,257	602	2013	8/26/2013	2 - 48
LH	Minot, ND	887	2,230	314	—	15	17	887	2,245	331	3,463	712	2013	9/23/2013	2 - 48
LH	Bethlehem, GA	936	1,684	286	—	—	—	936	1,684	286	2,906	534	2014	1/20/2014	2 - 49
LH	Wilkes Barre, PA	859	2,227	278	—	6	—	859	2,233	278	3,370	654	2014	1/27/2014	2 - 49
LH	Columbia, SC	1,407	—	—	—	—	—	1,407	—	—	1,407	—	1997	12/7/2017	0 0
LH	Gadsden, AL	1,580	—	—	—	—	—	1,580	—	—	1,580	—	2018	4/19/2019	—
LH	Salisbury, MD	1,514	—	—	—	—	—	1,514	—	—	1,514	—	2011	10/21/2019	—
LH	Watertown, NY	1,437	—	—	—	—	—	1,437	—	—	1,437	—	2015	12/6/2019	—
LH	Orlando, FL	1,846	—	—	—	—	—	1,846	—	—	1,846	—	2018	6/30/2020	—
LH	Orlando, FL	1,235	—	—	—	—	—	1,235	—	—	1,235	—	2018	6/30/2020	—
LH	Lansing, MI	882	—	—	—	—	—	882	—	—	882	—	2013	2/26/2020	—
LH	Oklahoma City, OK	1,716	—	—	—	—	—	1,716	—	—	1,716	—	2004	7/6/2020	—
LH	Norman, OK	1,971	—	—	—	—	—	1,971	—	—	1,971	—	2018	12/21/2020	—
LH	Jacksonville, FL	1,960	1,308	—	—	—	—	1,960	1,308	—	3,268	14	1986	9/22/2020	10 - 30

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LH	Live Oak, TX	2,400	864	20	—	—	—	2,400	864	20	3,284	—	*UC	7/31/2020	—
LH/RT/ADB	Auburn, ME	3,355	—	—	—	—	—	3,355	—	—	3,355	—	2005	10/31/2019	—
MCA	Andrews, TX	283	1,772	—	—	—	—	283	1,772	—	2,055	157	2014	1/27/2017	14 - 54
MCA	San Angelo, TX	248	1,913	—	—	—	—	248	1,913	—	2,161	159	2014	1/27/2017	14 - 54
MCA	Shavano Park, TX	486	1,915	—	—	—	—	486	1,915	—	2,401	192	2014	2/16/2017	14 - 54
MCA	New Braunfels, TX	472	1,932	—	—	—	—	472	1,932	—	2,404	187	2017	3/16/2017	14 - 54
MCD	Altamonte Springs, FL	1,489	—	—	—	—	—	1,489	—	—	1,489	—	1991	1/12/2018	—
MCD	Kokoma, IN	1,671	—	—	—	—	—	1,671	—	—	1,671	—	2016	6/29/2018	—
MCD	Grand Junction, CO	1,163	—	—	—	—	—	1,163	—	—	1,163	—	1985	1/18/2019	—
MVS	Camp Hill, PA	1,148	—	—	—	—	—	1,148	—	—	1,148	—	2019	12/30/2019	—
OG	Greenwood, IN	400	749	1	—	1,883	625	400	2,632	626	3,658	2,297	1985	7/15/1985	2 - 49
OG	Indianapolis, IN	333	755	15	—	1,839	541	333	2,594	556	3,483	2,108	1985	7/15/1985	2 - 49
OG	Kissimmee, FL	400	710	2	—	1,803	615	400	2,513	617	3,530	2,473	1985	8/5/1985	2 - 42
OG	Huntsville, AL	317	719	1	—	1,092	338	317	1,811	339	2,467	1,750	1986	3/3/1986	2 - 36
OG	Las Vegas, NV	597	557	12	—	1,108	316	597	1,665	328	2,590	1,738	1986	3/31/1986	2 - 42
OG	Ocala, FL	470	416	11	—	2,112	383	470	2,528	394	3,392	2,107	1986	7/14/1986	2 - 48
OG	Granger, IN	220	650	15	—	1,309	348	220	1,959	363	2,542	2,033	1986	9/8/1986	2 - 42
OG	Toledo, OH	275	343	6	—	1,146	244	275	1,489	250	2,014	1,567	1986	9/15/1986	2 - 35
OG	Bradenton, FL	207	837	4	—	1,779	602	207	2,616	606	3,429	2,275	1986	11/3/1986	2 - 48
OG	Clearwater, FL	717	593	17	—	1,521	446	717	2,114	463	3,294	1,980	1986	12/2/1986	2 - 47
OG	North Richland Hills, TX	468	1,187	19	—	1,414	342	468	2,601	361	3,430	2,456	1986	12/15/1986	2 - 42
OG	Austin, TX	492	1,183	6	—	1,690	440	492	2,873	446	3,811	2,670	1987	1/12/1987	2 - 46
OG	Morrow, GA	446	813	10	—	1,448	423	446	2,261	433	3,140	2,267	1987	3/23/1987	2 - 42
OG	Mobile, AL	698	872	31	—	1,209	479	698	2,081	510	3,289	1,999	1987	5/18/1987	2 - 42
OG	Fort Worth, TX	654	626	29	—	1,273	403	654	1,899	432	2,985	1,877	1987	5/25/1987	2 - 46
OG	Fort Myers, FL	289	1,124	14	—	1,786	550	289	2,910	564	3,763	2,523	1987	5/25/1987	2 - 48
OG	Bakersfield, CA	529	861	54	—	1,294	264	529	2,155	318	3,002	2,089	1987	5/25/1987	2 - 36
OG	Tulsa, OK	702	637	23	—	1,137	291	702	1,774	314	2,790	1,718	1987	6/22/1987	2 - 42

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Mesquite, TX	721	772	10	238	1,650	435	959	2,422	445	3,826	2,184	1987	7/20/1987	2 - 46
OG	Indianapolis, IN	526	82	2	—	2,534	406	526	2,616	408	3,550	1,877	1987	7/20/1987	2 - 49
OG	Canton, OH	275	834	8	—	829	426	275	1,663	434	2,372	1,763	1987	9/21/1987	2 - 40
OG	Duluth, GA	675	906	18	351	1,247	313	1,026	2,153	331	3,510	2,080	1987	11/2/1987	2 - 42
OG	Reno, NV	—	639	29	1,215	1,581	560	1,215	2,220	589	4,024	2,459	1988	1/18/1988	2 - 35
OG	Orlando, FL	—	894	6	1,585	1,792	614	1,585	2,686	620	4,891	2,670	1988	2/1/1988	2 - 42
OG	Middleburg Heights, OH	555	882	18	—	1,285	400	555	2,167	418	3,140	2,184	1988	3/7/1988	2 - 42
OG	Knoxville, TN	375	1,397	33	—	700	220	375	2,097	253	2,725	2,042	1988	3/14/1988	2 - 40
OG	Fairfield, OH	325	1,230	15	—	1,303	276	325	2,533	291	3,149	2,344	1988	3/21/1988	2 - 46
OG	Akron, OH	577	1,048	6	—	879	281	577	1,927	287	2,791	1,819	1988	4/4/1988	2 - 40
OG	Fairview Heights, IL	735	1,162	19	—	1,163	518	735	2,325	537	3,597	2,398	1988	5/9/1988	2 - 35
OG	Grand Rapids, MI	—	959	14	749	753	288	749	1,712	302	2,763	1,768	1988	5/9/1988	2 - 35
OG	Toledo, OH	—	891	38	652	726	201	652	1,617	239	2,508	1,676	1988	5/23/1988	2 - 35
OG	Chattanooga, TN	604	760	19	—	937	405	604	1,697	424	2,725	1,765	1988	6/6/1988	2 - 35
OG	Lansing, IL	—	814	18	912	1,200	379	912	2,014	397	3,323	1,954	1988	6/20/1988	2 - 42
OG	Bloomington, MN	525	1,779	20	—	807	393	525	2,586	413	3,524	2,560	1988	6/28/1988	2 - 41
OG	Livonia, MI	—	459	25	890	2,624	331	890	3,083	356	4,329	2,958	1988	8/1/1988	2 - 37
OG	Irving, TX	710	647	33	—	1,603	309	710	2,250	342	3,302	1,991	1988	8/22/1988	2 - 46
OG	Montclair, CA	—	873	44	1,231	736	238	1,231	1,609	282	3,122	1,706	1988	9/5/1988	2 - 40
OG	Flint, MI	426	1,089	14	—	882	234	426	1,971	248	2,645	1,901	1988	9/5/1988	2 - 35
OG	Sarasota, FL	1,136	725	24	—	1,427	570	1,136	2,152	594	3,882	2,069	1988	10/10/1988	2 - 48
OG	Sterling Heights, MI	855	1,158	32	—	984	403	855	2,142	435	3,432	2,282	1988	10/17/1988	2 - 37
OG	Vernon Hills, IL	750	1,252	17	—	1,289	474	750	2,541	491	3,782	2,391	1988	10/24/1988	2 - 47
OG	Columbus, OH	740	909	38	—	1,057	232	740	1,966	270	2,976	1,824	1988	11/14/1988	2 - 40
OG	North Olmsted, OH	931	1,060	63	—	925	343	931	1,985	406	3,322	1,933	1988	12/5/1988	2 - 40
OG	West Des Moines, IA	—	377	24	1,130	2,047	338	1,130	2,424	362	3,916	2,202	1988	12/12/1988	2 - 36
OG	Oklahoma City, OK	280	1,043	58	—	1,095	371	280	2,138	429	2,847	1,926	1989	1/16/1989	2 - 42
OG	San Antonio, TX	400	783	17	—	1,458	449	400	2,241	466	3,107	2,154	1989	2/13/1989	2 - 41
OG	York, PA	555	931	31	—	1,048	462	555	1,979	493	3,027	2,016	1989	3/6/1989	2 - 42
OG	Brandon, FL	700	967	24	—	1,566	577	700	2,533	601	3,834	2,306	1989	3/27/1989	2 - 47
OG	Kennesaw, GA	754	824	32	—	1,233	390	754	2,057	422	3,233	1,847	1989	5/1/1989	2 - 47
OG	Plantation, FL	888	982	27	—	1,189	392	888	2,171	419	3,478	2,026	1989	5/8/1989	2 - 42
OG	San Antonio, TX	—	720	1	677	1,330	395	677	2,050	396	3,123	1,932	1989	5/22/1989	2 - 41

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Saint Peters, MO	697	930	134	—	1,034	292	697	1,964	426	3,087	1,920	1989	7/3/1989	2 - 35
OG	Corpus Christi, TX	—	713	21	880	1,463	553	880	2,176	574	3,630	2,094	1989	7/3/1989	2 - 36
OG	Houston, TX	616	746	40	—	1,228	492	616	1,974	532	3,122	1,949	1989	7/10/1989	2 - 39
OG	Saginaw, MI	828	813	22	—	787	340	828	1,600	362	2,790	1,676	1989	7/31/1989	2 - 40
OG	Portage, MI	325	1,290	32	—	892	266	325	2,182	298	2,805	2,094	1989	7/31/1989	2 - 35
OG	Beaumont, TX	608	721	33	—	1,163	375	608	1,884	408	2,900	1,834	1989	8/14/1989	2 - 40
OG	Winter Haven, FL	—	832	49	563	1,673	543	563	2,505	592	3,660	2,340	1989	8/14/1989	2 - 47
OG	West Dundee, IL	828	1,167	32	—	964	325	828	2,131	357	3,316	2,052	1989	8/28/1989	2 - 40
OG	Champaign, IL	521	1,158	26	—	1,009	343	521	2,167	369	3,057	2,112	1989	10/30/1989	2 - 35
OG	North Little Rock, AR	—	437	94	766	1,623	293	766	2,060	387	3,213	1,977	1989	10/30/1989	2 - 42
OG	Fort Wayne, IN	700	1,045	23	—	927	320	700	1,972	343	3,015	1,889	1989	12/11/1989	2 - 42
OG	Fargo, ND	313	864	20	—	680	264	313	1,544	284	2,141	1,523	1989	12/11/1989	2 - 40
OG	Southgate, MI	476	1,138	31	—	1,103	242	476	2,241	273	2,990	2,090	1990	1/22/1990	2 - 37
OG	Orlando, FL	787	998	17	—	1,877	431	787	2,875	448	4,110	2,460	1990	1/29/1990	2 - 48
OG	Fayetteville, NC	637	856	56	—	879	461	637	1,735	517	2,889	1,809	1990	2/26/1990	2 - 35
OG	Chesapeake, VA	506	863	44	—	1,046	344	506	1,909	388	2,803	1,917	1990	3/5/1990	2 - 40
OG	Las Vegas, NV	1,085	1,191	47	—	967	310	1,085	2,158	357	3,600	2,130	1990	3/26/1990	2 - 42
OG	Naples, FL	992	677	40	—	1,201	526	992	1,878	566	3,436	1,908	1990	3/26/1990	2 - 40
OG	Maplewood, MN	556	1,009	86	—	1,126	250	556	2,135	336	3,027	2,101	1990	4/16/1990	2 - 40
OG	Jacksonville, FL	—	755	39	905	1,137	487	905	1,892	526	3,323	1,927	1990	4/30/1990	2 - 42
OG	Rochester, NY	1,104	1,113	61	—	1,102	376	1,104	2,215	437	3,756	2,118	1990	5/14/1990	2 - 36
OG	Columbia, MO	602	983	53	—	1,070	327	602	2,053	380	3,035	1,935	1990	6/4/1990	2 - 42
OG	Greenfield, WI	956	802	29	114	1,174	295	1,070	1,976	324	3,370	1,870	1990	8/13/1990	2 - 42
OG	Lynnwood, WA	875	1,132	66	—	855	316	875	1,987	382	3,244	1,907	1990	8/20/1990	2 - 35
OG	Victorville, CA	603	985	31	—	888	271	603	1,873	302	2,778	1,708	1990	9/10/1990	2 - 42
OG	Richmond, VA	467	1,363	93	—	966	399	467	2,329	492	3,288	2,286	1990	9/17/1990	2 - 42
OG	Wichita, KS	779	802	80	—	1,022	274	779	1,824	354	2,957	1,779	1990	10/1/1990	2 - 42
OG	Antioch, TN	—	811	61	892	628	241	892	1,439	302	2,633	1,483	1990	10/15/1990	2 - 40
OG	Topeka, KS	701	812	18	—	1,658	381	701	2,470	399	3,570	2,187	1990	10/22/1990	2 - 47
OG	Orange City, FL	551	727	16	—	1,163	479	551	1,890	495	2,936	1,720	1990	10/29/1990	2 - 48
OG	Terre Haute, IN	560	1,128	34	—	872	355	560	2,000	389	2,949	1,939	1990	12/3/1990	2 - 35
OG	Columbia, SC	613	782	35	—	1,055	230	613	1,837	265	2,715	1,694	1990	12/3/1990	2 - 42
OG	Littleton, CO	750	859	79	—	1,324	359	750	2,183	438	3,371	2,096	1991	1/21/1991	2 - 40
OG	Colorado Springs, CO	—	690	87	571	2,173	415	571	2,863	502	3,936	2,742	1991	1/21/1991	2 - 41

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Miami, FL	1,059	879	89	—	1,413	549	1,059	2,292	638	3,989	2,277	1991	1/28/1991	2 - 42
OG	Parkersburg, WV	454	1,096	60	—	723	323	454	1,819	383	2,656	1,807	1991	2/11/1991	2 - 42
OG	Clovis, CA	489	796	62	—	787	300	489	1,583	362	2,434	1,634	1991	2/18/1991	2 - 42
OG	Dallas, TX	750	776	36	70	1,001	305	820	1,777	341	2,938	1,673	1991	2/25/1991	2 - 41
OG	Roseville, MN	754	1,106	90	—	784	178	754	1,890	268	2,912	1,756	1991	3/25/1991	2 - 40
OG	Eastpointe, MI	897	1,367	75	—	598	244	897	1,965	319	3,181	1,921	1991	3/25/1991	2 - 40
OG	Aurora, CO	803	1,169	14	—	1,368	343	803	2,537	357	3,697	2,256	1991	4/1/1991	2 - 41
OG	Talleyville, DE	737	1,278	95	—	805	377	737	2,083	472	3,292	2,152	1991	4/22/1991	2 - 40
OG	Boise, ID	627	839	76	—	858	386	627	1,697	462	2,786	1,720	1991	4/29/1991	2 - 42
OG	McAllen, TX	803	857	76	—	1,160	476	803	2,017	552	3,372	1,913	1991	4/29/1991	2 - 42
OG	Houston, TX	723	960	87	—	1,234	498	723	2,194	585	3,502	2,236	1991	5/20/1991	2 - 40
OG	Boardman, OH	675	993	48	—	1,208	329	675	2,201	377	3,253	2,119	1991	8/5/1991	2 - 38
OG	Jacksonville, FL	1,124	863	74	—	1,185	438	1,124	2,048	512	3,684	1,958	1991	8/12/1991	2 - 42
OG	West Melbourne, FL	983	953	22	—	1,390	578	983	2,343	600	3,926	2,165	1991	8/19/1991	2 - 47
OG	Omaha, NE	315	1,230	51	—	1,642	341	315	2,872	392	3,579	2,357	1991	10/28/1991	2 - 42
OG	Columbia, MD	1,283	1,199	92	—	1,020	297	1,283	2,219	389	3,891	2,153	1991	11/4/1991	2 - 42
OG	Houston, TX	627	947	68	—	1,084	435	627	2,031	503	3,161	2,013	1991	11/11/1991	2 - 40
OG	Provo, UT	702	714	128	—	805	284	702	1,519	412	2,633	1,549	1991	11/11/1991	2 - 40
OG	Roanoke, VA	607	714	33	—	783	350	607	1,497	383	2,487	1,476	1991	12/9/1991	2 - 42
OG	Pittsburgh, PA	1,125	1,170	65	—	1,202	279	1,125	2,372	344	3,841	2,105	1991	12/9/1991	2 - 38
OG	Harrisburg, PA	769	837	108	—	1,117	328	769	1,954	436	3,159	1,899	1991	12/9/1991	2 - 35
OG	Pineville, NC	1,018	972	71	—	950	281	1,018	1,922	352	3,292	1,888	1992	1/27/1992	2 - 42
OG	Palm Desert, CA	607	987	100	—	617	185	607	1,604	285	2,496	1,569	1992	1/27/1992	2 - 40
OG	Lafayette, LA	555	751	69	—	997	304	555	1,748	373	2,676	1,704	1992	1/27/1992	2 - 42
OG	Woodbridge, VA	1,228	1,071	56	—	1,163	444	1,228	2,234	500	3,962	2,155	1992	2/3/1992	2 - 41
OG	Elkhart, IN	381	724	145	—	683	281	381	1,407	426	2,214	1,526	1992	2/3/1992	2 - 40
OG	San Bernardino, CA	1,393	1,210	83	—	756	301	1,393	1,966	384	3,743	1,935	1992	3/9/1992	2 - 42
OG	Little Rock, AR	335	895	105	—	749	265	335	1,644	370	2,349	1,652	1992	3/9/1992	2 - 40
OG	Cincinnati, OH	842	953	107	—	986	344	842	1,939	451	3,232	1,965	1992	3/16/1992	2 - 38
OG	Myrtle Beach, SC	520	872	51	—	845	386	520	1,717	437	2,674	1,703	1992	3/16/1992	2 - 42
OG	Highlands Ranch, CO	813	980	49	—	1,177	380	813	2,157	429	3,399	1,962	1992	5/11/1992	2 - 41
OG	Novi, MI	866	1,629	31	—	867	296	866	2,496	327	3,689	2,292	1992	5/25/1992	2 - 42
OG	Louisville, KY	492	1,571	76	—	869	254	492	2,440	330	3,262	2,207	1992	6/15/1992	2 - 42
OG	Palmdale, CA	679	1,080	109	—	1,093	315	679	2,173	424	3,276	1,988	1992	8/3/1992	2 - 39

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Clarksville, TN	302	771	101	—	443	207	302	1,214	308	1,824	1,238	1992	8/3/1992	2 - 38
OG	Cincinnati, OH	917	939	62	—	1,041	360	917	1,980	422	3,319	1,878	1992	8/17/1992	2 - 38
OG	Greensburg, PA	579	1,272	143	—	1,026	352	579	2,298	495	3,372	1,988	1992	8/31/1992	2 - 40
OG	Sioux Falls, SD	247	1,325	78	—	917	217	247	2,242	295	2,784	1,995	1992	9/7/1992	2 - 40
OG	Roswell, GA	838	897	79	—	764	339	838	1,661	418	2,917	1,695	1992	9/14/1992	2 - 40
OG	Green Bay, WI	453	789	97	—	675	260	453	1,464	357	2,274	1,528	1992	9/14/1992	2 - 40
OG	Harlingen, TX	453	803	107	—	1,013	426	453	1,816	533	2,802	1,646	1992	10/19/1992	2 - 42
OG	Erie, PA	1,078	1,412	91	—	1,129	408	1,078	2,541	499	4,118	2,368	1992	11/2/1992	2 - 42
OG	Chico, CA	984	923	95	—	850	308	984	1,773	403	3,160	1,693	1992	11/9/1992	2 - 40
OG	Las Vegas, NV	1,055	1,005	108	—	849	297	1,055	1,854	405	3,314	1,871	1992	12/14/1992	2 - 42
OG	Laurel, MD	1,241	1,552	121	—	1,403	388	1,241	2,955	509	4,705	2,776	1993	1/25/1993	2 - 42
OG	Racine, WI	608	1,247	140	—	914	198	608	2,161	338	3,107	2,001	1993	2/1/1993	2 - 40
OG	Fort Collins, CO	809	1,105	97	—	1,011	350	809	2,116	447	3,372	2,102	1993	2/8/1993	2 - 41
OG	Longview, TX	505	816	90	—	1,133	290	505	1,949	380	2,834	1,740	1993	2/22/1993	2 - 45
OG	Raleigh, NC	855	877	76	—	855	318	855	1,732	394	2,981	1,763	1993	3/8/1993	2 - 42
OG	Yakima, WA	—	1,296	124	409	568	294	409	1,864	418	2,691	1,983	1993	3/22/1993	2 - 40
OG	Lafayette, IN	455	875	98	—	635	221	455	1,510	319	2,284	1,553	1993	3/22/1993	2 - 40
OG	Arlington, TX	782	766	70	—	795	441	782	1,561	511	2,854	1,654	1993	3/29/1993	2 - 44
OG	Mesa, AZ	551	888	97	—	803	274	551	1,691	371	2,613	1,623	1993	4/12/1993	2 - 40
OG	Dover, DE	614	1,055	127	—	656	279	614	1,711	406	2,731	1,670	1993	4/19/1993	2 - 38
OG	Addison, TX	1,221	1,746	79	—	1,032	374	1,221	2,778	453	4,452	2,606	1993	4/26/1993	2 - 41
OG	Appleton, WI	424	956	117	—	646	216	424	1,602	333	2,359	1,562	1993	5/17/1993	2 - 40
OG	Duncanville, TX	835	1,057	91	—	945	370	835	2,002	461	3,298	1,892	1993	6/28/1993	2 - 40
OG	Kenner, LA	695	969	86	—	1,112	361	695	2,081	447	3,223	2,057	1993	7/5/1993	2 - 40
OG	Texas City, TX	732	1,093	97	—	871	319	732	1,964	416	3,112	1,862	1993	7/19/1993	2 - 44
OG	Muncie, IN	454	1,003	92	—	1,065	296	454	2,068	388	2,910	1,606	1993	8/23/1993	2 - 49
OG	Panama City, FL	465	957	84	—	1,082	400	465	2,039	484	2,988	1,824	1993	10/11/1993	2 - 42
OG	Billings, MT	479	1,107	89	—	775	301	479	1,882	390	2,751	1,780	1993	10/18/1993	2 - 42
OG	Whitehall, PA	936	1,291	90	—	1,025	331	936	2,316	421	3,673	2,197	1993	11/8/1993	2 - 36

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Paducah, KY	452	1,083	82	—	700	288	452	1,783	370	2,605	1,682	1993	11/8/1993	2 - 40
OG	Rochester, NY	974	1,108	101	—	824	243	974	1,932	344	3,250	1,683	1993	11/15/1993	2 - 42
OG	Poughkeepsie, NY	873	1,613	108	—	823	174	873	2,436	282	3,591	2,023	1993	11/29/1993	2 - 40
OG	Bangor, ME	357	1,120	96	—	1,027	282	357	2,147	378	2,882	1,908	1993	12/13/1993	2 - 42
OG	Dearborn, MI	542	1,219	59	—	713	242	542	1,932	301	2,775	1,761	1994	1/10/1994	2 - 40
OG	Newington, NH	915	1,051	103	—	803	355	915	1,854	458	3,227	1,805	1994	1/17/1994	2 - 42
OG	Tyler, TX	485	1,041	92	—	1,279	340	485	2,320	432	3,237	2,027	1994	1/17/1994	2 - 47
OG	Grand Rapids, MI	804	866	87	—	637	257	804	1,503	344	2,651	1,507	1994	1/24/1994	2 - 40
OG	Peoria, IL	668	1,204	81	—	914	323	668	2,118	404	3,190	1,914	1994	2/14/1994	2 - 42
OG	Concord, NH	469	1,284	115	—	594	194	469	1,878	309	2,656	1,682	1994	2/14/1994	2 - 38
OG	Janesville, WI	370	1,069	86	—	712	287	370	1,781	373	2,524	1,602	1994	3/7/1994	2 - 40
OG	Las Vegas, NV	879	1,344	95	—	596	317	879	1,940	412	3,231	1,823	1994	3/7/1994	2 - 40
OG	Middletown, OH	424	1,044	95	—	863	318	424	1,907	413	2,744	1,837	1994	3/7/1994	2 - 42
OG	Branson, MO	1,056	1,893	69	—	785	295	1,056	2,678	364	4,098	2,332	1994	5/16/1994	2 - 40
OG	Coon Rapids, MN	514	1,248	67	—	588	245	514	1,836	312	2,662	1,707	1994	9/26/1994	2 - 40
OG	Dallas, TX	764	1,212	55	—	811	281	764	2,023	336	3,123	1,886	1994	10/10/1994	2 - 44
OG	Asheville, NC	2,651	1,198	94	—	655	292	2,651	1,853	386	4,890	1,769	1994	10/31/1994	2 - 40
OG	Cedar Rapids, IA	510	1,148	105	—	608	311	510	1,756	416	2,682	1,694	1994	12/5/1994	2 - 40
OG	Amherst, NY	1,215	1,394	88	—	891	307	1,215	2,285	395	3,895	2,064	1994	12/12/1994	2 - 38
OG	Joplin, MO	654	1,219	102	—	662	323	654	1,881	425	2,960	1,791	1995	1/9/1995	2 - 40
OG	Eau Claire, WI	600	1,193	110	—	538	268	600	1,731	378	2,709	1,662	1995	1/23/1995	2 - 40
OG	Middletown, NY	807	1,581	97	—	592	345	807	2,173	442	3,422	2,002	1995	1/30/1995	2 - 40
OG	Fairborn, OH	804	1,290	82	—	681	221	804	1,971	303	3,078	1,779	1995	2/20/1995	2 - 40
OG	VooRDIees, NJ	804	1,696	101	—	600	303	804	2,296	404	3,504	2,075	1995	2/20/1995	2 - 38
OG	Henderson, NV	1,109	1,289	74	—	826	383	1,109	2,115	457	3,681	2,026	1995	2/20/1995	2 - 42
OG	Barboursville, WV	1,139	1,062	84	—	731	203	1,139	1,793	287	3,219	1,569	1995	2/27/1995	2 - 40
OG	Norman, OK	596	1,246	96	—	449	172	596	1,695	268	2,559	1,530	1995	3/7/1995	2 - 38
OG	Hampton, VA	1,074	1,061	86	—	674	225	1,074	1,735	311	3,120	1,593	1995	3/13/1995	2 - 40
OG	Jackson, MI	699	1,156	73	—	764	320	699	1,920	393	3,012	1,697	1995	3/20/1995	2 - 42
OG	Clay, NY	782	1,705	98	—	866	356	782	2,571	454	3,807	2,170	1995	4/24/1995	2 - 42
OG	Onalaska, WI	603	1,283	102	—	339	197	603	1,622	299	2,524	1,522	1995	4/24/1995	2 - 38
OG	Grapevine, TX	752	1,026	99	—	793	404	752	1,819	503	3,074	1,849	1995	5/8/1995	2 - 40
OG	Tempe, AZ	703	1,131	75	—	746	353	703	1,877	428	3,008	1,863	1995	5/15/1995	2 - 40
OG	Waldorf, MD	779	1,152	81	—	1,258	357	779	2,410	438	3,627	2,217	1995	5/22/1995	2 - 42
OG	Heath, OH	599	1,353	65	—	971	331	599	2,324	396	3,319	2,001	1995	5/22/1995	2 - 46

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Waterloo, IA	466	891	79	—	873	331	466	1,764	410	2,640	1,590	1995	5/22/1995	2 - 42
OG	Peoria, AZ	551	1,294	81	—	623	242	551	1,917	323	2,791	1,742	1995	5/22/1995	2 - 38
OG	Spring, TX	780	1,329	80	—	1,289	327	780	2,618	407	3,805	2,235	1995	9/11/1995	2 - 40
OG	Midland, TX	400	1,340	88	—	566	314	400	1,906	402	2,708	1,756	1995	10/16/1995	2 - 40
OG	Colonie, NY	966	1,862	57	—	984	273	966	2,846	330	4,142	2,271	1995	11/27/1995	2 - 42
OG	Fort Smith, AR	527	893	113	—	427	187	527	1,320	300	2,147	1,202	1996	2/19/1996	2 - 38
OG	Jackson, MS	641	1,195	110	—	846	268	641	2,041	378	3,060	1,823	1996	3/25/1996	2 - 42
OG	Lancaster, OH	372	846	115	—	603	284	372	1,449	399	2,220	1,381	1996	5/6/1996	2 - 40
OG	Lima, OH	471	930	67	—	387	282	471	1,317	349	2,137	1,273	1996	5/20/1996	2 - 38
OG	Dubuque, IA	518	1,103	76	—	391	221	518	1,494	297	2,309	1,190	1996	5/20/1996	2 - 38
OG	Zanesville, OH	707	1,065	25	—	673	323	707	1,738	348	2,793	1,510	1996	8/5/1996	2 - 40
OG	Williamsburg, VA	673	1,268	31	—	743	202	673	2,011	233	2,917	1,625	1996	8/19/1996	2 - 40
OG	Frederick, MD	638	1,276	79	—	787	344	638	2,063	423	3,124	1,766	1996	10/21/1996	2 - 40
OG	Hyannis, MA	664	2,097	90	—	665	175	664	2,762	265	3,691	2,272	1997	11/17/1997	2 - 35
OG	Westminster, MD	595	1,741	124	—	452	204	595	2,193	328	3,116	1,738	1998	4/20/1998	2 - 38
OG	Wyomissing, PA	963	1,926	109	—	498	206	963	2,424	315	3,702	1,973	1998	5/11/1998	2 - 38
OG	Eugene, OR	761	1,486	91	—	356	200	761	1,842	291	2,894	1,601	1998	5/11/1998	2 - 38
OG	Savannah, GA	952	1,781	189	—	660	147	952	2,441	336	3,729	1,884	2000	4/10/2000	2 - 35
OG	Douglasville, GA	1,189	1,978	144	—	406	248	1,189	2,384	392	3,965	1,941	2000	5/1/2000	2 - 35
OG	Mentor, OH	—	1,955	138	1,474	288	241	1,474	2,243	379	4,096	1,832	2000	5/22/2000	2 - 35
OG	Buford, GA	1,493	1,688	179	—	542	203	1,493	2,230	382	4,105	1,777	2000	5/22/2000	2 - 35
OG	Maple Grove, MN	807	1,924	176	—	227	124	807	2,151	300	3,258	1,660	2000	5/22/2000	2 - 35
OG	Coeur D’Alene, ID	681	1,661	131	—	278	305	681	1,939	436	3,056	1,558	2001	1/29/2001	2 - 36
OG	Olathe, KS	796	2,121	109	—	489	256	796	2,610	365	3,771	1,969	2001	3/12/2001	2 - 36
OG	Kennewick, WA	763	1,980	149	—	259	158	763	2,239	307	3,309	1,702	2001	5/14/2001	2 - 36
OG	Frisco, TX	1,029	2,038	139	—	279	218	1,029	2,317	357	3,703	1,855	2001	6/25/2001	2 - 36
OG	Bolingbrook, IL	1,006	2,424	147	—	253	129	1,006	2,677	276	3,959	1,950	2001	7/23/2001	2 - 36
OG	Muskegon, MI	691	1,704	168	—	108	41	691	1,812	209	2,712	1,334	2001	10/8/2001	2 - 36
OG	Memphis, TN	1,142	1,790	100	—	246	171	1,142	2,036	271	3,449	1,500	2001	10/8/2001	2 - 36
OG	Round Rock, TX	953	2,090	149	—	335	153	953	2,425	302	3,680	1,679	2002	3/25/2002	2 - 37
OG	Killeen, TX	806	1,705	187	—	322	118	806	2,027	305	3,138	1,578	2002	8/5/2002	2 - 37
OG	Austin, TX	1,239	2,295	154	—	168	96	1,239	2,463	250	3,952	1,736	2002	9/3/2002	2 - 37
OG	Omaha, NE	1,202	1,778	120	—	217	147	1,202	1,995	267	3,464	1,452	2002	10/7/2002	2 - 37
OG	Bloomington, IN	947	1,747	150	—	419	94	947	2,166	244	3,357	1,512	2002	11/18/2002	2 - 37
OG	Lithonia, GA	1,403	1,872	174	—	306	122	1,403	2,178	296	3,877	1,532	2002	11/18/2002	2 - 37

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Fayetteville, AR	849	1,845	160	—	138	79	849	1,983	239	3,071	1,418	2002	12/11/2002	2 - 37
OG	Rochester, MN	829	1,889	192	—	146	140	829	2,035	332	3,196	1,501	2002	12/16/2002	2 - 37
OG	Los Angeles, CA	1,701	2,558	202	—	170	70	1,701	2,728	272	4,701	1,830	2003	3/24/2003	2 - 38
OG	Dayton, OH	677	1,675	172	—	210	72	677	1,885	244	2,806	1,313	2003	5/1/2003	2 - 38
OG	Newport News, VA	796	1,989	172	—	88	63	796	2,077	235	3,108	1,441	2003	5/5/2003	2 - 38
OG	Albuquerque, NM	771	1,716	179	—	131	104	771	1,847	283	2,901	1,312	2003	5/19/2003	2 - 38
OG	Denton, TX	869	1,946	177	—	182	94	869	2,128	271	3,268	1,539	2003	6/9/2003	2 - 38
OG	Duluth, MN	886	2,043	173	—	123	58	886	2,166	231	3,283	1,458	2003	11/10/2003	2 - 38
OG	Fort Gratiot, MI	604	2,246	186	—	132	57	604	2,378	243	3,225	1,569	2003	11/17/2003	2 - 38
OG	Lynchburg, VA	771	2,304	125	—	103	54	771	2,407	179	3,357	1,501	2004	2/16/2004	2 - 39
OG	Visalia, CA	1,151	1,830	151	—	133	46	1,151	1,963	197	3,311	1,248	2004	3/15/2004	2 - 39
OG	Anderson, SC	903	1,841	133	226	181	111	1,129	2,022	244	3,395	1,399	2004	3/29/2004	2 - 39
OG	Lake Charles, LA	806	2,070	161	—	174	87	806	2,244	248	3,298	1,527	2004	4/5/2004	2 - 39
OG	Tucson, AZ	1,019	2,073	104	—	121	135	1,019	2,194	239	3,452	1,406	2004	9/20/2004	2 - 39
OG	College Station, TX	581	2,236	173	—	42	44	581	2,278	217	3,076	1,484	2005	1/24/2005	2 - 40
OG	Tupelo, MS	823	2,102	193	—	127	82	823	2,229	275	3,327	1,478	2005	1/31/2005	2 - 40
OG	Jackson, TN	874	1,964	151	—	175	36	874	2,139	187	3,200	1,339	2005	2/7/2005	2 - 40
OG	Houma, LA	736	2,190	150	—	185	148	736	2,375	298	3,409	1,560	2005	2/14/2005	2 - 40
OG	Oklahoma City, OK	925	2,053	158	—	128	43	925	2,181	201	3,307	1,399	2005	3/14/2005	2 - 40
OG	Columbia, SC	1,119	2,175	161	—	110	85	1,119	2,285	246	3,650	1,446	2005	4/5/2005	2 - 40
OG	Newnan, GA	829	2,239	157	—	152	55	829	2,391	212	3,432	1,463	2005	5/23/2005	2 - 40
OG	Owensboro, KY	762	2,134	173	—	70	57	762	2,204	230	3,196	1,465	2005	5/23/2005	2 - 40
OG	San Antonio, TX	932	2,582	191	—	190	103	932	2,772	294	3,998	1,702	2005	6/27/2005	2 - 40
OG	Mesa, AZ	598	1,844	132	—	110	129	598	1,954	261	2,813	1,264	2005	10/3/2005	2 - 40
OG	Garland, TX	903	2,271	156	—	115	94	903	2,386	250	3,539	1,524	2005	10/31/2005	2 - 40
OG	Southaven, MS	1,048	2,209	158	—	117	50	1,048	2,326	208	3,582	1,383	2005	11/21/2005	2 - 40
OG	Yuma, AZ	842	2,037	160	—	62	87	842	2,099	247	3,188	1,283	2005	12/5/2005	2 - 40
OG	Oakdale, MN	956	2,355	185	—	30	35	956	2,385	220	3,561	1,445	2005	12/5/2005	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Tarentum, PA	1,119	2,482	148	—	179	47	1,119	2,661	195	3,975	1,496	2006	2/20/2006	2 - 41
OG	Texarkana, TX	871	2,279	151	—	90	87	871	2,369	238	3,478	1,452	2006	3/27/2006	2 - 41
OG	Florence, SC	—	1,817	169	1,503	119	84	1,503	1,936	253	3,692	1,223	2006	8/21/2006	2 - 41
OG	Dothan, AL	850	2,242	131	—	62	92	850	2,304	223	3,377	1,341	2006	8/28/2006	2 - 41
OG	San Angelo, TX	360	2,020	157	—	74	104	360	2,094	261	2,715	1,313	2006	9/11/2006	2 - 41
OG	New Braunfels, TX	1,049	2,162	147	—	32	83	1,049	2,194	230	3,473	1,281	2006	9/25/2006	2 - 41
OG	Grove City, OH	1,200	2,271	140	—	63	55	1,200	2,334	195	3,729	1,335	2006	9/25/2006	2 - 41
OG	Hot Springs, AR	797	2,415	186	—	84	73	797	2,499	259	3,555	1,404	2006	10/23/2006	2 - 41
OG	West Wichita, KS	1,227	1,801	154	—	84	86	1,227	1,885	240	3,352	1,090	2006	11/6/2006	2 - 41
OG	Opelika, AL	878	2,255	154	—	54	43	878	2,309	197	3,384	1,309	2006	11/13/2006	2 - 41
OG	Sioux City, IA	1,304	2,114	137	—	89	99	1,304	2,203	236	3,743	1,286	2006	12/11/2006	2 - 41
OG	Victoria, TX	782	2,327	240	—	39	30	782	2,366	270	3,418	1,424	2007	1/15/2007	2 - 42
OG	Pueblo, CO	770	2,330	212	—	51	76	770	2,381	288	3,439	1,425	2007	2/5/2007	2 - 42
OG	Phoenix, AZ	753	2,153	246	—	97	72	753	2,250	318	3,321	1,372	2007	4/23/2007	2 - 42
OG	Detroit, MI	1,400	2,956	234	—	81	87	1,400	3,037	321	4,758	1,606	2007	5/21/2007	2 - 42
OG	Mount Juliet, TN	873	2,294	212	—	76	47	873	2,370	259	3,502	1,350	2007	10/22/2007	2 - 42
OG	Jacksonville, NC	1,174	2,287	239	—	32	81	1,174	2,319	320	3,813	1,379	2007	11/19/2007	2 - 42
OG	Columbus, OH	995	2,286	184	—	61	27	995	2,347	211	3,553	1,255	2007	12/17/2007	2 - 42
OG	Triadelphia, WV	970	2,342	225	—	58	76	970	2,400	301	3,671	1,389	2007	12/17/2007	2 - 42
OG	Reynoldsburg, OH	1,208	2,183	242	—	48	37	1,208	2,231	279	3,718	1,254	2008	4/21/2008	2 - 43
OG	Cincinnati, OH	1,072	2,170	236	—	57	43	1,072	2,227	279	3,578	1,278	2008	4/28/2008	2 - 43
OG	Florence, KY	1,007	2,099	155	—	52	88	1,007	2,151	243	3,401	1,227	2008	8/4/2008	2 - 43
OG	Bismarck, ND	1,156	2,319	263	—	31	38	1,156	2,350	301	3,807	1,298	2008	11/24/2008	2 - 43
OG	Spring Hill, TN	1,295	2,269	228	—	29	45	1,295	2,298	273	3,866	1,182	2009	2/16/2009	2 - 44
OG	San Antonio, TX	1,359	2,492	230	—	23	33	1,359	2,515	263	4,137	1,232	2009	3/30/2009	2 - 44
OG	Broken Arrow, OK	1,461	2,261	231	—	73	57	1,461	2,334	288	4,083	1,179	2009	5/25/2009	2 - 44
OG	Michigan City, IN	762	2,646	238	—	17	39	762	2,663	277	3,702	1,307	2009	7/13/2009	2 - 44
OG	Bossier City, LA	1,006	2,405	264	—	51	32	1,006	2,456	296	3,758	1,210	2009	7/27/2009	2 - 44
OG	Richmond, KY	1,054	1,974	236	—	14	32	1,054	1,988	268	3,310	1,024	2009	9/14/2009	2 - 44
OG	Jacksonville, FL	1,006	2,001	263	—	21	30	1,006	2,022	293	3,321	1,046	2009	10/5/2009	2 - 44
OG	Manhattan, KS	791	2,253	237	—	33	69	791	2,286	306	3,383	1,127	2010	4/26/2010	2 - 45
OG	Kingsport, TN	1,071	1,840	282	—	11	22	1,071	1,851	304	3,226	912	2010	5/3/2010	2 - 45
OG	Las Cruces, NM	839	2,201	297	—	15	34	839	2,216	331	3,386	1,086	2010	5/10/2010	2 - 45
OG	Morehead City, NC	853	1,864	315	—	62	23	853	1,926	338	3,117	996	2010	7/19/2010	2 - 45
OG	Pleasant Prairie, WI	1,101	2,134	303	—	36	—	1,101	2,170	303	3,574	1,028	2010	9/27/2010	2 - 45

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OG	Wilson, NC	528	1,948	268	—	24	29	528	1,972	297	2,797	975	2010	10/11/2010	2 - 45
OG	Council Bluffs, IA	955	2,051	254	—	4	32	955	2,055	286	3,296	973	2010	10/25/2010	2 - 45
OG	Louisville, KY	—	2,072	266	904	12	38	904	2,084	304	3,292	1,034	2010	11/1/2010	2 - 45
OG	Ankeny, IA	704	2,218	248	—	9	17	704	2,227	265	3,196	986	2011	1/10/2011	2 - 46
OG	Queen Creek, AZ	875	2,377	307	—	30	(1)	875	2,407	306	3,588	1,001	2011	1/10/2011	2 - 46
OG	Gainesville, GA	985	1,915	274	—	—	5	985	1,915	279	3,179	852	2011	6/20/2011	2 - 46
OG	Niagara Falls, NY	1,057	2,187	327	—	38	15	1,057	2,225	342	3,624	984	2011	9/19/2011	2 - 46
OG	Cleveland, TN	962	1,941	324	—	14	6	962	1,955	330	3,247	891	2011	11/28/2011	2 - 46
OG	Chicago, IL	942	2,626	337	—	(484)	—	942	2,142	337	3,421	986	2012	3/26/2012	2 - 47
OG	Katy, TX	1,602	2,170	285	—	—	5	1,602	2,170	290	4,062	875	2012	4/9/2012	2 - 47
OG	Beckley, WV	1,013	2,105	314	—	25	1	1,013	2,130	315	3,458	807	2012	10/1/2012	2 - 47
OG	Columbus, OH	954	2,236	324	—	4	—	954	2,240	324	3,518	775	2013	3/18/2013	2 - 48
OG	Oklahoma City, OK	1,204	2,370	403	—	(221)	—	1,204	2,149	403	3,756	831	2013	4/29/2013	2 - 48
OG	Utica, NY	908	2,728	362	—	(470)	—	908	2,258	362	3,528	812	2013	8/12/2013	2 - 48
OG	Bloomingdale, IL	1,601	—	—	—	—	—	1,601	—	—	1,601	—	1986	1/12/2018	—
OG	El Paso, TX	1,833	—	—	—	—	—	1,833	—	—	1,833	—	1990	6/29/2018	—
OG	Manchester, CT	1,669	—	—	—	—	—	1,669	—	—	1,669	—	1993	7/27/2018	—
OG	Tracy, CA	1,313	—	—	—	—	—	1,313	—	—	1,313	—	2003	11/20/2018	—
OG	Grand Junction, CO	1,480	—	—	—	—	—	1,480	—	—	1,480	—	2002	1/18/2019	—
OG	Logan, UT	1,505	—	—	—	—	—	1,505	—	—	1,505	—	2003	5/1/2019	—
OG	Watertown, NY	1,722	—	—	—	—	—	1,722	—	—	1,722	—	2010	12/6/2019	—
OG	Coralville, IA	1,811	—	—	—	—	—	1,811	—	—	1,811	—	2001	12/26/2019	—
OG	Orlando, FL	1,670	—	—	—	—	—	1,670	—	—	1,670	—	2019	6/30/2020	—
LH	Springfield, IL	3,084	—	—	—	—	—	3,084	—	—	3,084	—	1989	9/16/2019	—
OG	Mankato, MN	1,355	—	—	—	—	—	1,355	—	—	1,355	—	2006	2/21/2020	—
OG	Live Oak, TX	2,788	—	—	—	—	—	2,788	—	—	2,788	—	2020	7/31/2020	—
OG	Hagerstown, MD	1,175	—	—	—	—	—	1,175	—	—	1,175	—	2007	6/23/2020	—
OG	Greenville, SC	2,672	—	—	—	—	—	2,672	—	—	2,672	—	2006	10/20/2020	—
OS	Grand Junction, CO	947	—	—	—	—	—	947	—	—	947	—	1999	1/18/2019	—
OS	Sante Fe, NM	1,074	2,914	—	—	—	—	1,074	2,914	—	3,988	110	2018	1/23/2019	14 - 54
OS	Mentor, OH	1,576	—	—	—	—	—	1,576	—	—	1,576	—	2018	9/27/2019	—
OS	Camp Hill, PA	1,288	—	—	—	—	—	1,288	—	—	1,288	—	2020	12/30/2019	—
OS	Springfield, IL	1,768	—	—	—	—	—	1,768	—	—	1,768	—	2017	12/24/2019	—
OS	Ocala, FL	3,863	—	—	—	—	—	3,863	—	—	3,863	—	1991	12/22/2020	—
OS	Sarasota, FL	4,072	—	—	—	—	—	4,072	—	—	4,072	—	1994	12/22/2020	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OSG/SS/JJ	San Antonio, TX	6,941	4,049	—	—	—	—	6,941	4,049	—	10,990	92	1970	12/24/2019	14 - 54
PB	Beavercreek, OH	851	—	—	—	—	—	851	—	—	851	—	2000	6/29/2018	—
PB	Carpentersville, IL	326	514	—	—	—	—	326	514	—	840	53	1992	11/20/2018	5 - 30
PB	Carbondale, IL	534	1,633	—	—	—	—	534	1,633	—	2,167	83	2004	5/31/2019	10 - 40
PB	Lansing, MI	649	966	—	—	—	—	649	966	—	1,615	40	2017	2/26/2020	12 - 27
PB	Albany, GA	1,938	—	—	—	—	—	1,938	—	—	1,938	—	2016	12/23/2020	—
PB/ATT	Terra Haute, IN	1,310	1,062	—	—	—	—	1,310	1,062	—	2,372	5	2005	10/26/2020	10 - 45
PE	Cedar Rapids, IA	1,252	—	—	—	—	—	1,252	—	—	1,252	—	2016	1/12/2018	—
PH	Joliet, IL	173	890	—	—	—	—	173	890	—	1,063	98	1970	7/18/2016	5 - 45
PH	Morris, IL	248	533	—	—	—	—	248	533	—	781	93	1972	7/18/2016	5 - 40
PH	Yorkville, IL	200	581	—	—	—	—	200	581	—	781	93	1976	7/18/2016	5 - 40
PH	Lowell, IN	258	611	—	—	—	—	258	611	—	869	104	1978	7/18/2016	5 - 40
PH	Schereville, IN	243	942	—	—	—	—	243	942	—	1,185	129	1975	7/18/2016	5 - 40
PH	Portage, IN	330	1,016	—	—	—	—	330	1,016	—	1,346	151	2002	7/18/2016	5 - 40
PLK	Kingsport, TN	496	1,221	—	—	—	—	496	1,221	—	1,717	81	2013	4/30/2018	11 - 51
PLK	Morristown, TN	552	1,167	—	—	—	—	552	1,167	—	1,719	86	2014	6/15/2018	11 - 51
PLK	Springfield, IL	1,137	—	—	—	—	—	1,137	—	—	1,137	—	2001	12/24/2019	—
PLK	Anderson, SC	724	761	—	—	—	—	724	761	—	1,485	9	2019	9/30/2020	14 - 29
PLK/USC/GC	Moline, IL	1,298	1,396	—	—	—	—	1,298	1,396	—	2,694	41	2017	12/10/2019	14 - 54
PNCB	Beavercreek, OH	1,537	—	—	—	—	—	1,537	—	—	1,537	—	1994	10/18/2019	—
PNCB	Muskegon, MI	1,373	—	—	—	—	—	1,373	—	—	1,373	—	1970	12/5/2019	—
PNCB	Cincinnati, OH	676	831	—	—	—	—	676	831	—	1,507	—	1975	12/22/2020	—
POB/VZW	Mount Pleasant, WI	1,031	908	—	—	—	—	1,031	908	—	1,939	26	2017	1/29/2020	12 - 47
PTO	Ft. Wayne, IN	3,829	—	—	—	—	—	3,829	—	—	3,829	—	2019	12/24/2019	—
RDI	Greenwood, IN	653	—	—	—	—	—	653	—	—	653	—	1989	10/31/2018	—
REI	Kentwood, MI	711	4,090	—	—	—	—	711	4,090	—	4,801	85	2019	1/24/2020	14 - 54
RL	Canton, GA	761	2,323	—	—	—	—	761	2,323	—	3,084	190	1999	11/2/2017	10 - 50
RL	Grandville, MI	1,119	2,462	—	—	—	—	1,119	2,462	—	3,581	226	2001	11/2/2017	10 - 50
RL	Cincinnati, OH	1,394	2,348	—	—	—	—	1,394	2,348	—	3,742	221	1975	11/2/2017	10 - 45
RL	Toledo, OH	1,355	2,514	—	—	—	—	1,355	2,514	—	3,869	232	1974	11/2/2017	10 - 45
RL	Erie, PA	978	2,948	—	—	—	—	978	2,948	—	3,926	263	1987	11/2/2017	10 - 45
RL	Cedar Rapids, IA	654	—	—	—	—	—	654	—	—	654	—	1997	1/12/2018	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
RL	Uniontown, PA	1,682	—	—	—	—	—	1,682	—	—	1,682	—	1992	5/29/2018	—
RL	Louisville, KY	1,188	2,087	—	—	—	—	1,188	2,087	—	3,275	135	1991	12/17/2018	5 - 40
RL	Grand Forks, ND	1,357	2,435	—	—	—	—	1,357	2,435	—	3,792	148	1992	12/17/2018	10 - 45
RL	Talleyville, DE	1,222	3,402	—	—	—	—	1,222	3,402	—	4,624	189	1991	12/17/2018	10 - 45
RL	Southaven, MS	1,967	2,521	—	—	—	—	1,967	2,521	—	4,488	150	2005	12/17/2018	10 - 50
RL	St. Cloud, MN	1,490	3,665	—	—	—	—	1,490	3,665	—	5,155	189	1990	12/17/2018	10 - 45
RL	Columbus, IN	1,220	1,575	—	—	—	—	1,220	1,575	—	2,795	111	1991	12/17/2018	5 -40
RL	Grand Junction, CO	751	—	—	—	—	—	751	—	—	751	—	1993	1/18/2019	—
RL	Louisville, KY	764	1,420	—	—	—	—	764	1,420	—	2,184	100	1991	6/6/2019	10 - 30
RL	Grand Forks, ND	1,970	2,203	—	—	—	—	1,970	2,203	—	4,173	154	1992	6/6/2019	10 - 30
RL	Talleyville, DE	1,337	1,418	—	—	—	—	1,337	1,418	—	2,755	112	1991	6/6/2019	10 - 30
RL	Southaven, MS	936	2,119	—	—	—	—	936	2,119	—	3,055	92	2005	6/6/2019	5 - 40
RL	St. Cloud, MN	1,813	2,675	—	—	—	—	1,813	2,675	—	4,488	131	1990	6/6/2019	5 - 45
RL	Sioux City, IA	806	—	—	—	—	—	806	—	—	806	—	1990	6/28/2019	—
RL	Coralville, IA	2,078	—	—	—	—	—	2,078	—	—	2,078	—	2001	12/26/2019	—
S52	Naples, FL	2,912	3,619	447	—	7	37	2,912	3,626	484	7,022	1,529	2011	10/10/2011	2 - 46
S52	Jacksonville, FL	2,216	2,729	416	—	6	3	2,216	2,735	419	5,370	1,211	2011	10/24/2011	2 - 46
SDI	Tracy, CA	979	—	—	—	—	—	979	—	—	979	—	2004	11/20/2018	—
SNS	Peru, IL	560	813	—	—	—	—	560	813	—	1,373	142	1996	11/9/2016	5 - 40
SNS	Vero Beach, FL	435	930	—	—	—	—	435	930	—	1,365	139	1998	11/9/2016	10 - 40
SNS	Indianapolis, IN	571	1,050	—	—	—	—	571	1,050	—	1,621	139	1989	1/12/2017	10 -40
SNS	Carmel, IN	887	—	—	—	—	—	887	—	—	887	—	1992	12/30/2019	—
STB	Beavercreek, OH	582	710	—	—	—	—	582	710	—	1,292	75	2014	1/12/2018	11 - 51
STB	Orland Park (Chicago), IL	954	847	—	—	—	—	954	847	—	1,801	91	1993	6/29/2018	5 - 30
STB	Hagerstown, MD	755	1,620	—	—	—	—	755	1,620	—	2,375	99	2014	10/11/2018	11 - 51
STB	Decatur, AL	473	627	—	—	—	—	473	627	—	1,100	33	2007	10/30/2018	25 - 45
STB	Manchester, CT	725	995	—	—	—	—	725	995	—	1,720	4	1998	11/10/2020	—
STB	Jacksonville, NC	665	483	—	—	—	—	665	483	—	1,148	12	2006	6/23/2020	10 - 30
STB	Clinton, MS	620	478	—	—	—	—	620	478	—	1,098	1	2005	11/20/2020	10 - 45
STB	Maryville, TN	1,469	490	—	—	—	—	1,469	490	—	1,959	—	2007	12/30/2020	10 - 45
STB/VZW/ATI	Huntington, IN	1,927	1,158	—	—	—	—	1,927	1,158	—	3,085	30	2019	11/28/2019	14 - 54
TB	Newburgh, IN	139	1,069	—	—	—	—	139	1,069	—	1,208	106	1994	11/15/2016	14 - 53

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
TB	Anniston, AL	200	611	—	—	—	—	200	611	—	811	76	2000	1/12/2017	8 - 48
TB	Columbia, SC	1,161	1,086	—	—	—	—	1,161	1,086	—	2,247	147	2009	1/13/2017	12 - 50
TB	Gas City, IN	503	951	—	—	—	—	503	951	—	1,454	111	1999	7/26/2017	5 - 40
TB	Logansport, IN	447	1,261	—	—	—	—	447	1,261	—	1,708	124	1990	7/26/2017	10 - 50
TB	Manchester, CT	1,393	—	—	—	—	—	1,393	—	—	1,393	—	2013	7/27/2018	—
TB	Greenwood, IN	540	—	—	—	—	—	540	—	—	540	—	2007	10/31/2018	—
TB	Grand Junction, CO	886	—	—	—	—	—	886	—	—	886	—	1996	1/18/2019	—
TB	Clovis. NM	307	—	—	—	—	—	307	—	—	307	—	1995	11/21/2019	—
TB	Southaven, MS	935	—	—	—	—	—	935	—	—	935	—	2006	12/20/2019	—
TP	Overland Park, KS	1,395	650	—	—	—	—	1,395	650	—	2,045	20	1999	8/12/2020	5 - 25
TR	Fort Gratiot, MI	1,248	—	—	—	—	—	1,248	—	—	1,248	—	2007	11/20/2018	—
TR	Sierra Vista, AZ	1,305	—	—	—	—	—	1,305	—	—	1,305	—	2007	11/20/2018	—
TR	Logan, UT	1,272	—	—	—	—	—	1,272	—	—	1,272	—	2009	5/1/2019	—
TR	La Crosse, WI	1,352	—	—	—	—	—	1,352	—	—	1,352	—	2012	7/25/2019	—
TR	Florence, SC	1,860	—	—	—	—	—	1,860	—	—	1,860	—	2019	12/30/2019	—
TR	Augusta, ME	860	—	—	—	—	—	860	—	—	860	—	2009	7/2/2020	—
TR	Aurora, CO	2,404	1,650	—	—	—	—	2,404	1,650	—	4,054	37	2000	6/26/2020	10 - 30
TR	Joilet, IL	1,660	1,856	—	—	—	—	1,660	1,856	—	3,516	19	2000	9/22/2020	10 - 30
VZW	North Augusta, SC	752	567	—	—	—	—	752	567	—	1,319	—	2016	12/30/2020	11 - 46
VZW	Greenwood, IN	1,117	391	—	—	—	—	1,117	391	—	1,508	—	1998	12/30/2020	10 - 45
VZW	Farmington, NM	1,400	516	—	—	—	—	1,400	516	—	1,916	—	2019	12/30/2020	14 - 49
VZW	Kent, OH	965	527	—	—	—	—	965	527	—	1,492	3	2019-2020	11/2/2020	14 - 49
VZW	Zanesville, OH	1,156	476	—	—	—	—	1,156	476	—	1,632	2	2019	11/2/2020	14 - 49
VZW	Philadelphia, OH	1,173	570	—	—	—	—	1,173	570	—	1,743	3	2019	11/2/2020	14 - 49
VZW	Connellsville, PA	1,204	678	—	—	—	—	1,204	678	—	1,882	4	2019	11/2/2020	14 - 49
VZW	Fort Meyers, FL	605	426	—	—	—	—	605	426	—	1,031	2	2006	10/16/2020	10 - 40
WC	Carmel, IN	625	—	—	—	—	—	625	—	—	625	—	1992	12/30/2019	—
WEN	Odessa, TX	822	1,327	—	—	—	—	822	1,327	—	2,149	190	1995	8/2/2016	10 - 45
WEN	Wheat Ridge, CO	453	467	—	(127)	—	—	326	467	—	793	90	1978	11/9/2016	5 - 40
WEN	Warren, MI	323	946	—	—	—	—	323	946	—	1,269	129	2003	11/9/2016	10 - 40
WEN	Grand Junction, CO	1,113	—	—	—	—	—	1,113	—	—	1,113	—	1994	1/18/2019	—
WEN	Clayton, OH	814	1,097	—	—	—	—	814	1,097	—	1,911	70	2004	6/26/2019	5 - 40
WEN	Warwick, RI	1,343	—	—	—	—	—	1,343	—	—	1,343	—	1999	12/24/2019	—
WEN	Chesapeake, VA	1,133	—	—	—	—	—	1,133	—	—	1,133	—	1993	10/29/2020	—
WEN	Columbia, MO	1,387	—	—	—	—	—	1,387	—	—	1,387	—	1985	2/21/2020	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2020 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value (2)				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
WF	Idaho Falls, ID	578	1,164	—	—	—	—	578	1,164	—	1,742	8	1985	9/23/2020	10 - 50
WFG	San Antonio, TX	—	—	8	2,790	2,069	69	2,790	2,069	77	4,936	569	2008	11/14/2011	2 - 43
ZAX	Snellville, GA	859	1,168	—	—	—	—	859	1,168	—	2,027	144	2003	11/9/2016	10 - 45
		$802,184	$948,701	$48,042	$25,318	$244,021	$86,877	$827,502	$1,192,722	$134,919	$2,155,143	$657,621

*UC refers to location under construction
(1) 711 refers to the 7-Eleven properties.
AAA refers to the AAA® properties.
AAP refers to the Advance Auto Parts properties.
ADB refers to the Androscoggin Bank® properties.
APB refers to the Applebee's® properties.
ARB refers to the Arby’s® properties.
ATI refers to the ATI Physical Therapy® properties.
ATT refers to the AT&T® properties.
BA refers to the Black Angus Steakhouse properties.
BOT refers to the Big O Tires® properties.
BB refers to the Bahama Breeze® properties.
BE refers to the Bob Evans® properties.
BFG refers to the Bonefish Grill properties.
BOJ refers to the Bojangles properties.
BPP refers to the BP Products North America properties.
BJS refers to the BJ's Restaurants and Brewhouse® properties.
BK refers to the Burger King® properties.
BWW refers to the Buffalo Wild Wings® properties.

CHC refers to the Caliber Holdings Corp properties.
CK refers to the Circle K Stores Inc. properties.
CB refers to the Citibank® properties.
CFA refers to the Chick-fil-A® properties.
CGR refers to the Chili's Grill & Bar® properties.
CMG refers to the Chipotle Mexican Grill, Inc. properties.
CJ refers to the Carl's Jr.® properties.
CRB refers to the Carrabba's Italian Grill® properties.
CSK refers to the Cheddar's Scratch Kitchen® properties.
CCW refers to the Columbia Mall Car Wash properties.
DEN refers to the Denny’s® properties.
DQ refers to the Dairy Queen® properties.
DT/MP refers to the Del Taco® and MOD Pizza® properties.
FAZ refers to the Fazoli’s® properties.
FEX refers to the FedEx Office® properties.
FS refers to the Firestone® properties.
GC refers to the Great Clips® properties.
HAR refers to the Hardee’s® properties.
HIE refers to the Holiday Inn Express® properties.
IHOP refers to the IHOP® properties.
HB refers to the Huntington National Bank® properties.
JJ refers to the Jared® properties.
JL refers to the Jiffy Lube properties.
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
POB refers to the Potbelly Sandwich Shop® properties.
PTO refers to the Portillo's® properties.
RDI refers to the Rally's Drive-in® properties.
RL refers to the Red Lobster® properties.
REI refers to the Recreational Equipment, Inc.® properties.
RT refers to the Ruby Teusday® properties.
S52 refers to the Seasons 52® properties.
SDI refers to the Sonic Drive-In® properties.
SS refers to the Steak N’ Shake® properties.
SNS refers to the Shake Shack® properties.
SN refers to the Sleep Number® properties.
STB refers to the Starbucks® properties.
TB refers to the Taco Bell® properties.
TR refers to the Texas Roadhouse® properties.
TP refers to the Tires Pluse properties.
USC refers to the U.S. Cellular® properties.

VZW refers to the Verizon Wireless® properties.
WC refers to the White Castle® properties.
WF refers to the Wells Fargo Bank® properties.
WEN refers to the Wendy’s® properties.
WFG refers to the Wildfish Seafood Grille® properties.
ZAX refers to the Zaxby’s® properties.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

	December 31, 2020	December 31, 2019
Carrying Costs
Balance - beginning of period	$1,967,734	$1,805,281
Additions placed in service	191,204	164,499
Movement: Held for Sale	(3,070)	—
Dispositions	(725)	(2,046)
Balance - end of year	$2,155,143	$1,967,734
Accumulated Depreciation
Balance - beginning of year	$(635,630)	$(614,584)
Depreciation expense	(23,019)	(23,092)
Movement: Held for Sale	307	—
Dispositions	721	2,046
Balance - end of year	$(657,621)	$(635,630)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2	Amended and Restated Bylaws of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
4.1	Specimen Stock Certificate of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company Registration Statement on Form 10/A filed on October 5, 2015).
4.2
Description of Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.24	Form of FY 2020 Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.25	Form of FY 2020 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.26	Second Amendment to Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.27	Second Amendment to Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
21.1*	List of Subsidiaries of Four Corners Property Trust, Inc.
23.1*	Consent of Independent Accountants
31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Lease (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
† Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	February 19, 2021	By:	/s/ William H. Lenehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM H. LENEHAN William H. Lenehan	Director and Chief Executive Officer (Principal Executive Officer)	February 19, 2021

/S/ GERALD R. MORGAN Gerald R. Morgan	Chief Financial Officer (Principal Financial Officer)	February 19, 2021

/S/ NICCOLE M. STEWART Niccole M. Stewart	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2021

/S/ JOHN S. MOODY John S. Moody	Director and Chairman of the Board of Directors	February 19, 2021

/S/ DOUGLAS B. HANSEN Douglas B. Hansen	Director	February 19, 2021

/S/ ERIC HIRSCHHORN Eric Hirschhorn	Director	February 19, 2021

/S/ CHARLES L. JEMLEY Charles L. Jemley	Director	February 19, 2021

/S/ MARRAN H. OGILVIE Marran H. Ogilvie	Director	February 19, 2021

/S/ TONI STEELE Toni Steele	Director	February 19, 2021

/S/ PAUL E. SZUREK Paul E. Szurek	Director	February 19, 2021

/S/ ELIZABETH TENNICAN Elizabeth Tennican	Director	February 19, 2021
E-4