Form 10-Q
period 2021-03-31
Four Corners Property Trust, Inc.
filed 2021-04-29
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of April 29, 2021: 76,171,261

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE MONTHS ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Real estate investments:
Land	$843,024	$827,502
Buildings, equipment and improvements	1,338,187	1,327,641
Total real estate investments	2,181,211	2,155,143
Less: Accumulated depreciation	(660,411)	(657,621)
Total real estate investments, net	1,520,800	1,497,522
Intangible lease assets, net	96,297	96,291
Total real estate investments and intangible lease assets, net	1,617,097	1,593,813
Real estate held for sale	3,992	2,763
Cash and cash equivalents	11,483	11,064
Straight-line rent adjustment	49,825	47,938
Derivative assets	2,305	762
Other assets	12,575	11,839
Total Assets	$1,697,277	$1,668,179

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$778,394	$753,878
Dividends payable	24,147	24,058
Rent received in advance	10,143	11,926
Derivative liabilities	14,189	18,717
Other liabilities	18,503	15,099
Total liabilities	845,376	823,678

Equity:
Preferred stock, par value 0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value 0.0001 per share; 500,000,000 shares authorized, 76,171,261 and 75,874,966 shares issued and outstanding, respectively	8	8
Additional paid-in capital	843,458	840,455
Retained earnings	23,071	26,672
Accumulated other comprehensive loss	(17,706)	(25,695)
Noncontrolling interest	3,070	3,061
Total equity	851,901	844,501
Total Liabilities and Equity	$1,697,277	$1,668,179

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental revenue	$41,515	$37,725
Restaurant revenue	5,231	4,704
Total revenues	46,746	42,429
Operating expenses:
General and administrative	4,763	3,842
Depreciation and amortization	8,236	7,054
Property expenses	1,002	635
Restaurant expenses	4,859	4,502
Total operating expenses	18,860	16,033
Interest expense	(7,633)	(7,003)
Other income	1	4
Realized gain on sale, net	431	—
Income tax expense	(63)	(61)
Net income	20,622	19,336
Net income attributable to noncontrolling interest	(43)	(71)
Net Income Available to Common Shareholders	$20,579	$19,265

Basic net income per share:	$0.27	$0.28
Diluted net income per share:	$0.27	$0.27
Weighted average number of common shares outstanding:
Basic	75,969,887	70,052,772
Diluted	76,131,563	70,258,211
Dividends declared per common share	$0.3175	$0.3050

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$20,622	$19,336
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments	6,275	(24,485)
Reclassification adjustment of derivative instruments included in net income	1,731	132
Other comprehensive income (loss)	8,006	(24,353)
Comprehensive income (loss)	28,628	(5,017)
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	43	71
Other comprehensive income (loss) attributable to noncontrolling interest	17	(89)
Comprehensive income (loss) attributable to noncontrolling interest	60	(18)
Comprehensive Income (Loss) Attributable to Common Shareholders	$28,568	$(4,999)

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2020	75,874,966	$8	$840,455	$26,672	$(25,695)	$3,061	$844,501
Net income	—	—	—	20,579	—	43	20,622
Other comprehensive income	—	—	—	—	7,989	17	8,006
ATM proceeds, net of issuance costs	161,509	—	4,659	—	—	—	4,659
Dividends and distributions to equity holders	—	—	—	(24,180)	—	(51)	(24,231)
Stock-based compensation, net	134,786	—	(1,656)	—	—	—	(1,656)
Balance at March 31, 2021	76,171,261	$8	$843,458	$23,071	$(17,706)	$3,070	$851,901

For the Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2019	70,020,660	$7	$686,181	$38,401	$(3,539)	$5,691	$726,741
Net income	—	—	—	19,265	—	71	19,336
Other comprehensive loss	—	—	—	—	(24,264)	(89)	(24,353)
Redemption of OP units	45,000	—	859	—	—	(1,672)	(813)
ATM proceeds, net of issuance costs	144,321	—	4,288	—	—	—	4,288
Dividends and distributions to equity holders	—	—	—	(21,420)	—	(73)	(21,493)
Stock-based compensation, net	113,847	—	(1,727)	—	—	—	(1,727)
Balance at March 31, 2020	70,323,828	$7	$689,601	$36,246	$(27,803)	$3,928	$701,979
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows - operating activities
Net income	$20,622	$19,336
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,236	7,054
Gain on disposal of land, building, and equipment	(431)	—
Non-cash revenue adjustments	506	185
Amortization of financing costs	543	512
Stock-based compensation expense	1,371	831
Changes in assets and liabilities:
Derivative assets and liabilities	1,935	(8,419)
Straight-line rent adjustment	(2,011)	(2,161)
Rent received in advance	(1,783)	(1,909)
Other assets and liabilities	2,861	1,686
Net cash provided by operating activities	31,849	17,115
Cash flows - investing activities
Purchases of real estate investments	(36,096)	(37,581)
Proceeds from sale of real estate investments	3,343	—
Advance deposits (refunds) on acquisition of operating real estate	(140)	358
Net cash used in investing activities	(32,893)	(37,223)
Cash flows - financing activities
Net proceeds from ATM equity issuance	4,659	4,288
Payment of deferred financing costs	(27)	—
Proceeds from revolving credit facility	46,000	126,000
Repayment of revolving credit facility	(22,000)	—
Payment of dividends to shareholders	(24,091)	(21,328)
Distributions to non-controlling interests	(51)	(73)
Redemption of non-controlling interests	—	(813)
Employee shares withheld for taxes	(3,027)	(2,558)
Net cash provided by financing activities	1,463	105,516
Net increase in cash and cash equivalents, including restricted cash	419	85,408
Cash and cash equivalents, including restricted cash, at beginning of period	11,064	5,083
Cash and cash equivalents, including restricted cash, at end of period	$11,483	$90,491
Supplemental disclosures:
Interest paid	$2,207	$3,736
Income taxes paid	$25	$72
Operating lease payments received (lessor)	$39,271	$35,084
Operating lease payments remitted (lessee)	$220	$130
Non-cash activities:
Dividends declared but not paid	$24,147	$21,417
Change in fair value of derivative instruments	$6,071	$(15,934)

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
(Unaudited)
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Income Statements.. We did not record impairment expense during the three months ended March 31, 2021 or 2020.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There was one property held for sale at March 31, 2021. There were two properties held for sale at December 31, 2020, which were sold during the three months ended March 31, 2021 for a realized gain of $431 thousand.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	March 31,	December 31,
(In thousands)	2021	2020
Cash and cash equivalents	$11,483	$11,064
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$11,483	$11,064
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
See Note 7 - Derivative Financial Instruments for additional information.
Other Assets and Liabilities
Other assets primarily consist of right of use operating lease assets, pre-acquisition costs, prepaid assets, food and beverage inventories for use by our Kerrow operating subsidiary, escrow deposits, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest expense, accrued operating expenses, intangible lease liabilities, and operating lease liabilities.
See Note 8 - Supplemental Detail for Certain Components of Consolidated Balance Sheets for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Leases
Effective January 1, 2019, the Company adopted FASB Accounting Standards Codification 842, Leases, including effective amendments (“ASC 842”). All significant lease arrangements are generally recognized at lease commencement. For leases where the Company is the lessee upon adoption of ASC 842, operating or finance lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.
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
For leases where the Company is the lessor, we determine the classification upon commencement. At March 31, 2021, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component.
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
During the second and third quarters of 2020, the Company agreed to lease concessions with certain tenants in response to COVID-19. These concessions resulted in a substantial increase in our rights as lessor, including receiving additional financial information, agreeing to extend the current term of the lease, enhancing the lease guarantee, or consenting to more favorable rent escalations in the future. As such, the Company accounted for these concessions as lease modifications under ASC 842. Rent deferrals agreed upon with respect to rent owed for the second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and were fully repaid prior to December 31, 2020. In the third quarter of 2020, the Company agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represented approximately $1.6 million of rental revenue recognized in the second quarter of 2020. The receivables for these abatements were recorded as lease incentives in intangible lease assets, net on our Consolidated Balance Sheets and will be amortized as a reduction of revenue over the amended lease terms. As of April 29, 2021, the Company has not abated rent for the third or fourth quarters of 2020 or the first quarter of 2021.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in intangible lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
assets, net, on our Consolidated Balance Sheets. During the year ended December 31, 2020, the Company paid lease incentives of $4.2 million to tenants. The Company did not pay any lease incentives to tenants during the three months ended March 31, 2021.
We assess the collectability of our lease receivables, including deferred rents receivable, on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates it is not probable that we will be to recover substantially all of the receivable, we derecognize the deferred rent receivable asset and record that revenue as a reduction in rental revenue. If we determine the lease receivable will not be collected due to a credit concern, we reduce the recorded revenue for the period and related accounts receivable.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At March 31, 2021 and December 31, 2020, credit card receivables, included in other assets, totaled $77 thousand and $68 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
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
Gain on Sale, Net
The Company recognizes gain (loss) on sale, net of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the three months ended March 31, 2021, the Company sold two properties, which resulted in a realized gain of $431 thousand.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
See Note 10 - Equity for additional information.
Noncontrolling Interest
Noncontrolling interest represents the aggregate limited partnership interests in FCPT OP held by third parties. In accordance with GAAP, the noncontrolling interest of FCPT OP is shown as a component of equity on our Consolidated Balance Sheets, and the portion of income allocable to third parties is shown as net income attributable to noncontrolling interests in our Income Statements and Consolidated Statements of Comprehensive Income (Loss) (“Comprehensive Income Statement”). The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Accordingly, the Company has determined that the common OP units meet the requirements to be classified as permanent equity. A reconciliation of equity attributable to noncontrolling interest is disclosed in our Consolidated Statements of Changes in Equity.
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
•Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and
•Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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
On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that U.S. dollar LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR SOFR. Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.
The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
The Company has six currently effective interest rate swaps with a total notional amount of $350 million that are indexed to LIBOR. These interest rate swaps mature through 2025, and the Company is monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.
The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 65% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. As of March 31, 2021, we had 309 Olive Garden branded locations in our portfolio, which comprise approximately 38% of our leased properties and approximately 48% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 14% of our leased properties and approximately 14% of the revenues received under leases as of March 31, 2021. Our properties, including the Kerrow Restaurant Operating Business, are located in 46 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (approximately 11%) and Florida (approximately 11%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At March 31, 2021, our exposure to risk related to our derivative instruments totaled $11.9 million including accrued interest, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Land	$843,024	$827,502
Buildings and improvements	1,203,249	1,192,722
Equipment	134,938	134,919
Total gross real estate investments	2,181,211	2,155,143
Less: Accumulated depreciation	(660,411)	(657,621)
Total real estate investments, net	1,520,800	1,497,522
Intangible lease assets, net	96,297	96,291
Total Real Estate Investments and Intangible Lease Assets, Net	$1,617,097	$1,593,813
During the three months ended March 31, 2021, the Company invested $36.1 million, including transaction costs, in 13 properties located in nine states, and allocated the investment as follows: $18.0 million to land, $14.7 million to buildings and improvements, $0.6 million to equipment, and $2.8 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 9.9 years as of March 31, 2021. During the three months ended March 31, 2021, the Company sold two properties with a combined net book value of $2.8 million for a realized gain on sale of $431 thousand.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables detail intangible lease assets and liabilities.

	March 31,	December 31,
(In thousands)	2021	2020
Acquired in-place lease intangibles	$66,605	$63,848
Above-market leases	13,821	13,821
Finance leases - right of use asset (1)	25,607	25,607
Lease incentives	5,846	5,846
Total	111,879	109,122
Less: Accumulated amortization	(15,582)	(12,831)
Intangible Lease Assets, Net	$96,297	$96,291
(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	March 31,	December 31,
(In thousands)	2021	2020
Below-market leases	$2,978	$2,978
Less: Accumulated amortization	(722)	(613)
Intangible Lease Liabilities, Net	$2,256	$2,365
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $2.1 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $401 thousand and $185 thousand for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, lease incentive amortization was $105 thousand and $0, respectively.
At March 31, 2021, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 9.6 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases and lease incentives was 9.4 years, 7.9 years, 9.6 years and 14.6 years, respectively.
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at March 31, 2021.

(In thousands)	March 31, 2021
2021 (nine months)	$7,577
2022	9,627
2023	7,972
2024	7,050
2025	6,225
Thereafter	24,399
Total Future Amortization	$62,850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 5 – LEASES
Operating Leases as Lessee
As a lessee we record ROU assets and lease liabilities for the two ground leases at our Kerrow Restaurant Operating Business and a corporate office space, both of which qualified as operating leases. In calculating the lease obligations under both the ground leases and office lease, we used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
Operating Lease Liability
As of March 31, 2021, maturities of operating lease liabilities were as follows:

(In thousands)	March 31,
2021 (nine months)	$509
2022	693
2023	705
2024	718
2025	470
Thereafter	5,381
Total Payments	8,476
Less: Interest	(2,523)
Operating Lease Liability	$5,953
The weighted-average discount rate for operating leases at March 31, 2021 was 4.10%. The weighted-average remaining lease term was 16.8 years.
Rental expense was $145 thousand and $52 thousand for the three months ended March 31, 2021 and 2020, respectively.
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
The following table shows the components of rental revenue for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands)	2021	2020
Lease revenue - operating leases	$40,746	$37,248
Variable lease revenue (tenant reimbursements)	769	477
Total Rental Revenue	$41,515	$37,725

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

(In thousands)	March 31,
2021 (nine months)	$119,122
2022	160,504
2023	160,998
2024	161,509
2025	161,467
Thereafter	989,738
Total Future Minimum Lease Payments	$1,753,338
Ground Leases as Lessee
As of March 31, 2021, the Company had finance ground lease assets aggregating $25.6 million. These assets are included in intangible lease assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 63 years to 99 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 95 years at March 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At March 31, 2021 and December 31, 2020, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $350 million of senior, unsecured, fixed rate notes. At March 31, 2021 and December 31, 2020, the outstanding borrowings under the revolving credit facility were $34 million and $10 million, respectively, and there were no outstanding letters of credit. The revolving credit facility portion will mature on November 9, 2021 with a one year extension option. The Company intends to exercise extension or refinance prior to maturity.
The following table presents the Term Loan balances as of March 31, 2021 and December 31, 2020.

				Outstanding Balance
	Maturity	Interest		March 31,	December 31,
(Dollars in thousands)	Date	Rate		2021	2020
Term Loans:
Term loan due 2022	Nov 2022	1.46%	(a)	$150,000	$150,000
Term loan due 2023	Nov 2023	1.36%	(a)	150,000	150,000
Term loan due 2024	Mar 2024	1.36%	(a)	100,000	100,000
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread which was 1.25% - 1.35% at March 31, 2021.

The following table presents the senior unsecured fixed rate notes balance as of March 31, 2021 and December 31, 2020.

			Outstanding Balance
	Maturity	Interest	March 31,	December 31,
(Dollars in thousands)	Date	Rate	2021	2020
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Total Notes			$350,000	$350,000
At March 31, 2021 and December 31, 2020, net unamortized deferred financing costs were approximately $5.6 million and $6.1 million, respectively. During the three months ended March 31, 2021 and 2020, amortization of deferred financing costs was $543 thousand and $512 thousand, respectively. The weighted average interest rate on the term loans before consideration of the interest rate hedge described below was 1.40% and 1.44% at March 31, 2021 and December 31, 2020, respectively. The weighted average interest rate on the revolving credit facility was 1.56% and 1.60% at March 31, 2021 and December 31, 2020, respectively.
The Company was in compliance with all debt covenants at March 31, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 31, 2021 and December 31, 2020, $350 million of our variable-rate debt is hedged by swaps with notional values totaling $350 million.
During the first quarter of 2021, we entered into one cash flow hedge in connection with the issuance of $100 million of notes by the Company in April 2021. See Note 15 - Subsequent Events - Notes Offering. The Company terminated three cash flow hedges in connection with a $100 million private note offering that was entered into on February 25, 2021. The first hedge was an interest rate swap that had a fixed notional value of $25 million entered into on September 29, 2020 with an effective date of May 4, 2021 and a maturity date of May 4, 2031, where the fixed rate paid by the Company was 0.7516% and the variable rate received reset monthly to the three-month LIBOR rate. The second hedge was an interest rate swap that had a fixed notional value of $25 million entered into on October 9, 2020 with an effective date of May 4, 2021 and a maturity date of May 4, 2031, where the fixed rate paid by the Company was 0.8878% and the variable rate received reset monthly to the three-month LIBOR rate. The third hedge was an interest rate swap that had a fixed notional value of $25 million entered into on January 15, 2021 with an effective date of February 16, 2021 and a maturity date of February 15, 2031, where the fixed rate paid by the Company was 1.1165% and the variable rate received reset monthly to the three-month LIBOR rate. The swaps were terminated on January 29, 2021 for approximately a $1.7 million gain which will be amortized over the next 10 years as interest expense.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $6.8 million will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the three months ended March 31, 2021 and 2020, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2021 and December 31, 2020.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		March 31, 2021	December 31, 2020		March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$2,305	$762	Derivative liabilities	$14,189	$18,717
Total		$2,305	$762		$14,189	$18,717

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)
The table below presents the effect of our interest rate swaps on comprehensive income for the three months ended March 31, 2021 and 2020.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended March 31, 2021	$6,275	Interest expense	$1,731	$(7,633)
Three months ended March 31, 2020	$(24,485)	Interest expense	$132	$(7,003)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at March 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2021	$2,305	$—	$2,305	$(728)	$—	$1,577
December 31, 2020	762	—	762	(634)	—	128

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2021	$14,189	$—	$14,189	$(728)	$—	$13,461
December 31, 2020	18,717	—	18,717	(634)	—	18,083
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At March 31, 2021 and December 31, 2020, the fair value of derivatives related to these agreements was approximately $11.9 million and $18.0 million in net liabilities, respectively. As of March 31, 2021, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at March 31, 2021, we could have been required to settle our obligations under the agreements at their termination value of approximately $11.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Operating lease right-of-use asset	$5,279	$5,397
Prepaid acquisition costs and deposits	3,426	3,159
Prepaid assets	1,044	1,134
Accounts receivable	1,023	1,035
Food and beverage inventories	162	183
Other	1,641	931
Total Other Assets	$12,575	$11,839
Other Liabilities
The components of other liabilities were as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Operating lease liability	$5,953	$6,058
Accrued interest expense	5,436	1,597
Intangible lease liabilities, net	2,256	2,365
Accrued compensation	951	2,005
Accounts payable	612	376
Accrued operating expenses	89	223
Other	3,206	2,475
Total Other Liabilities	$18,503	$15,099
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2021 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended March 31, 2021 and 2020, we recorded income tax expense of $63 thousand and $61 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
determined that full valuation allowances were required on the net deferred tax assets as of March 31, 2021. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At March 31, 2021 and December 31, 2020, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at March 31, 2021 and December 31, 2020.
Common Stock
At March 31, 2021 and December 31, 2020, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At March 31, 2021, there were 76,171,261 shares of the Company's common stock issued and outstanding.
On March 8, 2021, we declared a dividend of $0.3175 per share, which was paid in April 2021 to common stockholders of record as of March 31, 2021.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company established an “At-the-Market” (“ATM”) equity issuance program (the “prior ATM program”) under which the Company may, at its discretion, issue and sell its common stock through ATM offerings on the New York Stock Exchange through broker-dealers. On March 22, 2019, the Company amended the prior ATM program to, among other things, increase the maximum sales under ATM offerings to $210 million and provide that such sales could be made through the sales agents, as the Company’s agents or, if applicable, as forward sellers for forward purchasers. On February 24, 2021, the Company terminated the prior ATM program and entered into a new ATM program (the “current ATM program” and together with the prior ATM program, the “ATM programs”), which provides for the offer and sale of the shares of the Company’s common stock having an aggregate gross sales price of up to $350 million. In connection with the Company’s ATM program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.
During the three months ended March 31, 2021, the Company issued 161,509 shares under its ATM programs at a weighted average share price of $29.56 for net proceeds of $4.7 million.
During the three months ended March 31, 2020, the Company executed a forward sale agreement under the prior ATM program with a financial institution acting as forward purchaser to sell 144,321 shares of common stock at an average forward offering price per share of $30.23. During the three months ended March 31, 2020, the Company physically settled this forward sale agreement and issued 144,321 shares for net proceeds of $4.3 million. There were no other issuance under the prior ATM program during the three months ended March 31, 2020.
At March 31, 2021, there was $348.2 million available for issuance under the current ATM program.
Noncontrolling Interest
At March 31, 2021, there were 159,392 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the three months ended March 31, 2021, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $4.4 million and $4.7 million as of March 31, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At March 31, 2021, FCPT was the owner of approximately 99.79% of FCPT’s OP units. The remaining 0.21%, or 159,392 of FCPT’s OP units were held by unaffiliated limited partners. During the three months ended March 31, 2021, FCPT OP distributed $51 thousand to its limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three months ended March 31, 2021 and 2020.

(In thousands except for shares and per share data)	Three Months Ended March 31,
	2021	2020
Average common shares outstanding – basic	75,969,887	70,052,772
Net effect of dilutive equity awards	161,676	205,439
Average common shares outstanding – diluted	76,131,563	70,258,211
Net income available to common shareholders	$20,579	$19,265
Basic net earnings per share	$0.27	$0.28
Diluted net earnings per share	$0.27	$0.27
For the three months ended March 31, 2021 and 2020, the number of outstanding equity awards that were anti-dilutive totaled 182,784 and 208,958, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended March 31, 2021 and 2020 was 159,392 and 257,648, respectively.
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
At March 31, 2021, 733,243 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $6.2 million at March 31, 2021 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2021	$1,755	$1,522	$1,342	$4,619
Equity grants	635	2,333	—	2,968
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(314)	(891)	(166)	(1,371)
Unrecognized Compensation Cost at March 31, 2021	$2,076	$2,964	$1,176	$6,216
At March 31, 2021, the weighted average amortization period remaining for all of our equity awards was 2.3 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At March 31, 2021 and December 31, 2020, there were 160,851 and 137,585 RSUs outstanding, respectively. During the three months ended March 31, 2021, there were 23,266 shares of restricted stock granted, and no RSUs were forfeited or vested. Restrictions on these RSUs lapse through 2026.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At March 31, 2021 and December 31, 2020, there were 118,199 and 102,355 RSAs outstanding, respectively. During the three months ended March 31, 2021, there were 85,476 shares of restricted stock granted, no shares forfeited, and restrictions on 69,632 RSAs lapsed and were distributed, of which 35,551 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2024. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At March 31, 2021 and December 31, 2020, the target number of PSUs that were unvested was 210,473 and 202,706, respectively. During the three months ended March 31, 2021, PSUs with a target number of 75,476 shares were granted and PSUs with a target number of 67,709 shares vested. The total shareholder return calculated for these PSUs resulted in a distribution of 200% of target shares, resulting in the distribution of 135,418 shares, of which 75,194 were withheld for tax.
The performance period of the unvested grants run from January 1, 2021 through December 31, 2023, from January 1, 2020 through December 31, 2022, and from January 1, 2019 through December 31, 2021. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a combination of relative shareholder return and total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2021 PSU grant, the Company used an implied volatility assumption of 49.0% (based on historical volatility), risk free rates of 2.50% (the three-year Treasury rates on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), which resulted in a grant date fair value of zero.
Based on the grant date fair value, the Company expects to recognize $1.2 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities recorded that are reported at fair value on our Consolidated Balance Sheets on a recurring basis.

March 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$2,305	$—	$2,305
Liabilities
Derivative liabilities	$—	$14,189	$—	$14,189

December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$762	$—	$762
Liabilities
Derivative liabilities	$—	$18,717	$—	$18,717
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at March 31, 2021, and December 31, 2020 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

	March 31, 2021
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$150,865
Term loan due 2023	150,000	150,774
Term loan due 2024	100,000	100,426
Senior fixed note due June 2024	50,000	55,622
Senior fixed note due June 2027	75,000	86,939
Senior fixed note due June 2026	50,000	57,131
Senior fixed note due June 2028	50,000	57,869
Senior fixed note due June 2029	50,000	52,104
Senior fixed note due April 2030	75,000	77,828
Revolving credit facility	34,000	34,170

	December 31, 2020
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$150,992
Term loan due 2023	150,000	150,980
Term loan due 2024	100,000	100,740
Senior fixed note due June 2024	50,000	55,802
Senior fixed note due June 2027	75,000	89,547
Senior fixed note due June 2026	50,000	58,694
Senior fixed note due June 2028	50,000	60,394
Senior fixed note due June 2029	50,000	54,995
Senior fixed note due April 2030	75,000	82,238
Revolving credit facility	10,000	10,069
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 14 – SEGMENTS
During the three months ended March 31, 2021 and 2020, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three months ended March 31, 2021 and 2020.
Three Months Ended March 31, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$41,515	$—	$—	$41,515
Intercompany rental revenue	139	—	(139)	—
Restaurant revenue	—	5,231	—	5,231
Total revenues	41,654	5,231	(139)	46,746
Operating expenses:
General and administrative	4,763	—	—	4,763
Depreciation and amortization	7,994	242	—	8,236
Property expenses	1,002	—	—	1,002
Restaurant expenses	—	4,998	(139)	4,859
Total operating expenses	13,759	5,240	(139)	18,860
Interest expense	(7,633)	—	—	(7,633)
Other income	1	—	—	1
Realized gain on sale, net	431	—	—	431
Income tax expense	(39)	(24)	—	(63)
Net Income (Loss)	$20,655	$(33)	$—	$20,622
Three Months Ended March 31, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$37,725	$—	$—	$37,725
Intercompany rental revenue	136	—	(136)	—
Restaurant revenue	—	4,704	—	4,704
Total revenues	37,861	4,704	(136)	42,429
Operating expenses:
General and administrative	3,842	—	—	3,842
Depreciation and amortization	6,923	131	—	7,054
Property expenses	635	—	—	635
Restaurant expenses	—	4,638	(136)	4,502
Total operating expenses	11,400	4,769	(136)	16,033
Interest expense	(7,003)	—	—	(7,003)
Other income	4	—	—	4
Income tax expense	(37)	(24)	—	(61)
Net Income (Loss)	$19,425	$(89)	$—	$19,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables present supplemental information by segment at March 31, 2021 and December 31, 2020.
Supplemental Segment Information at March 31, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,164,534	$16,677	$2,181,211
Accumulated depreciation	(654,987)	(5,424)	(660,411)
Total real estate investments, net	1,509,547	11,253	1,520,800
Cash and cash equivalents	9,931	1,552	11,483
Total assets	1,679,951	17,326	1,697,277
Long-term debt, net of deferred financing costs	778,394	—	778,394
Supplemental Segment Information at December 31, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,138,466	$16,677	$2,155,143
Accumulated depreciation	(652,070)	(5,551)	(657,621)
Total real estate investments, net	1,486,396	11,126	1,497,522
Cash and cash equivalents	10,517	547	11,064
Total assets	1,651,878	16,301	1,668,179
Long-term debt, net of deferred financing costs	753,878	—	753,878

NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after March 31, 2021, the date of the Consolidated Balance Sheet, through April 29, 2021 and noted the following:
Acquisitions
Through April 29, 2021, the Company invested $5.8 million in the acquisition of two net lease properties with an investment yield of approximately 6.6%, and approximately 7.8 years of lease term remaining. The Company funded the acquisitions with cash on hand and additional borrowings on the revolving credit facility. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at March 31, 2021.
Notes Offering
On February 25, 2021, FCPT entered into agreements to issue $100 million of senior unsecured notes (the "Notes"), which were issued on April 27, 2021. The Notes consist of $50 million of notes with a ten-year term, maturing on April 29, 2031, and are priced at a fixed interest rate of 2.99%, and $50 million of notes with a eight-year term, maturing on April 30, 2029, and are priced at a fixed interest rate of 2.74%. These notes were issued at par value. In connection with this offering, FCPT terminated interest rate swaps entered into previously to hedge the interest rate of this offering at a gain that will be amortized over the life of the Notes and lower the annual all-in interest rate expense by approximately 0.17%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. (the “Company”) uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission. One of the most significant of such factors is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2020. Any references to “FCPT,” “the Company,” “we,” “us,” or “our” refer to Four Corners Property Trust, Inc. as an independent, publicly traded, self-administered company.
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

During the three months ended March 31, 2021, FCPT acquired 13 properties for a total investment value of $34.9 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 9.9 years. The Company also invested $1.2 million in the construction of a Longhorn Steakhouse for the Kerrow Restaurant Operating Business.
At March 31, 2021, our lease portfolio had the following characteristics:
•810 properties located in 46 states and representing an aggregate leasable area of 5.3 million square feet;
•99.7% occupancy (based on leasable square footage);
•An average remaining lease term of 10 years (weighted by annualized base rent); and
•An average annual rent escalation of 1.43% through December 31, 2030 (weighted by annualized base rent).

COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our tenants. The outbreak continues to significantly and adversely impact economic activity in many areas of the United States, including where we own properties and where our headquarters are located. Our managed restaurants and certain of our tenants have experienced and continue to experience operational challenges as a result of the COVID-19 pandemic, which has had, and we anticipate will continue to have, an impact on our and their financial condition, results of operations, liquidity and creditworthiness. The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response in collaboration with tenants, government officials and business partners and assess potential impacts to our financial position and operating results, as well as potential adverse developments to our business. During the last few months, several vaccines for COVID-19 received FDA approval and are currently being administered across the country. Despite growing vaccination rates, we believe COVID-19 will continue to impact the normal operations for our tenants and our managed restaurants. The continued impact of the pandemic on our and our tenants' businesses is largely dependent on efforts to stem the spread of COVID-19, including governmental efforts to distribute vaccines and overall vaccination rates in the areas in which we own and manage properties. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
We have collected over 99% of our portfolio’s contractual base rent for the three months ended March 31, 2021. Rent deferrals agreed to for rent owed for second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and were fully repaid prior to December 31, 2020. In the third quarter of 2020, the Company agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represented approximately $1.6 million of rental revenue recognized in the second quarter of 2020. During the third quarter of 2020, the receivables for abatements were recorded as lease incentives and will be amortized as a reduction to revenue over the amended lease terms. The Company did not agree to any rent deferrals during the fourth quarter of 2020 or the first quarter of 2021.

Results of Operations
During the three months ended March 31 2021 and 2020, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three months ended March 31, 2021 and 2020 as summarized in the table below:

	Three Months Ended March 31,
(In thousands)	2021	2020
Revenues:
Rental revenue	$41,515	$37,725
Restaurant revenue	5,231	4,704
Total revenues	46,746	42,429
Operating expenses:
General and administrative	4,763	3,842
Depreciation and amortization	8,236	7,054
Property expenses	1,002	635
Restaurant expenses	4,859	4,502
Total operating expenses	18,860	16,033
Interest expense	(7,633)	(7,003)
Other income	1	4
Realized gain on sale, net	431	—
Income tax expense	(63)	(61)
Net income	20,622	19,336
Net income attributable to noncontrolling interest	(43)	(71)
Net Income Attributable to Common Shareholders	$20,579	$19,265

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Real Estate Operations
Rental Revenue
Rental revenue increased $3.8 million, or 10.0%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was due primarily to the net acquisition of 88 leased properties, during the year-over-year period from April 1, 2020 through March 31, 2021. During the three months ended March 31, 2021, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $769 thousand as compared to $477 thousand during the three months ended March 31, 2020. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $921 thousand, or 24.0%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in compensation-related expenses stemming from a higher head count and benefits costs and stock compensation expense as well as an increase in recruiting fees and office rent expense.

Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $1.2 million, or 16.8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the acquisition of 88 properties, during the year-over-year period from April 1, 2020 through March 31, 2021.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended March 31, 2021, we recorded property expenses of $1.0 million, of which $769 thousand was reimbursed by tenants. During the three months ended March 31, 2020, we recorded property expenses of $635 thousand, of which $477 thousand was reimbursed by tenants. The primary reasons for the $71 thousand increase in non-reimbursed expenses were vacancy costs and other property costs.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $350 million of senior fixed rate notes. Interest expense increased $630 thousand for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the issuance of $125 million of senior fixed notes in the second quarter of 2020. As of March 31, 2021 we had outstanding borrowings under the revolving credit facility of $34 million, as compared to $178 million at March 31, 2020.
Realized Gain on Sale, Net
During the three months ended March 31, 2021, the Company sold two properties with a combined net book value of $2.8 million for a realized gain on sale of $431 thousand. The Company did not sell any assets during the three months ended March 31, 2020.
Income Taxes
During the three months ended March 31, 2021 and 2020, our income tax expense was $63 thousand and $61 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes incurred by FCPT on its lease portfolio.
Restaurant Operations
Restaurant revenues increased by $527 thousand, or 11.2%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an improvement in casual dining trends as restrictions on seating capacity were eased.
Total restaurant expenses increased by $357 thousand, or 7.9%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due an increase in cost of goods sold and labor costs.
Critical Accounting Policies
The preparation of FCPT’s consolidated financial statements in conformance with U.S. GAAP requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At March 31, 2021, we had $11.5 million of cash and cash equivalents and $216 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2021, subject to our ability to extend the term for two additional six-month periods to November 9, 2022. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of March 31, 2021, we had outstanding borrowings under the revolving credit facility of $34 million. The credit facility also includes $400 million of non-amortizing term loans, of which $150 million will mature on November 9, 2022, $150 million will mature on November 9, 2023, and $100 million will mature on March 9, 2024. At March 31, 2021, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 2.93%.
In February 2021, we entered into a new ATM program, pursuant to which shares of our common stock having an aggregate gross sales price of up to $350 million may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, by privately negotiated transactions (including block sales) or by any other methods permitted by applicable law.
During the three months ended March 31, 2021, the Company issued 161,509 shares at a weighted average share price of $29.56 for net proceeds of $4.7 million. At March 31, 2021, there was $348.2 million available for issuance under our new ATM program.
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
During the first quarter of 2021, we entered into one cash flow hedge in connection with the issuance of $100 million of notes by the Company in April 2021. See Note 15 - Subsequent Events - Notes Offering. The Company terminated three cash flow hedges in connection with a $100 million private note offering that was entered into on February 25, 2021. The first hedge was an interest rate swap that had a fixed notional value of $25 million entered into on September 29, 2020 with an effective date of May 4, 2021 and a maturity date of May 4, 2031, where the fixed rate paid by the Company was 0.7516% and the variable rate received reset monthly to the three-month LIBOR rate. The second hedge was an interest rate swap that had a fixed notional value of $25 million entered into on October 9, 2020 with an effective date of May 4, 2021 and a maturity date of May 4, 2031, where the fixed rate paid by the Company was 0.8778% and the variable rate received reset monthly to the three-month LIBOR rate. The third hedge was an interest rate swap that had a fixed notional value of $25 million entered into on January 15, 2021 with an effective date of February 16, 2021 and a maturity date of February 15, 2031, where the fixed rate paid by the Company was 1.1165% and the variable rate received reset monthly to the three-month LIBOR rate. The swaps were terminated on January 29, 2021 for approximately a $1.7 million loss which will be amortized over the next 10 years as interest expense.
The Company has issued $350 million of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers. The Notes issued in June 2017 consist of $50 million of notes with a term ending in June 2024 and priced at a fixed interest rate of 4.68%, and $75 million of notes with a term ending in June 2027 and priced at a fixed interest rate of 4.93%. The Notes issued in December 2018 consist of $50 million of notes with a term ending in December 2026 and priced at a fixed interest rate of 4.63%, and $50 million of notes with a term ending in December 2028 and priced at a fixed interest rate of 4.76%. The Notes issued in March 2020 consist of (i) $75 million of notes with a ten-year term that funded on April 8, 2020 and mature on April 8, 2030, priced at a fixed interest rate of 3.20%, and (ii) $50 million of notes with a nine-year term that funded on June 9, 2020 and mature on June 9, 2029, priced at a fixed interest rate of 3.15%.
On February 25, 2021, FCPT entered into agreements to issue $100 million of senior unsecured notes. The notes consist of $50 million of notes with an eight-year term, which were issued on April 27, 2021 and mature on April 30, 2029, and are priced at a fixed interest rate of 2.74%, and $50 million of notes with a ten-year term, which were issued on April 27, 2021, and mature on April 29, 2031, and are priced at a fixed interest rate of 2.99%. These notes were issued at par value.
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
The Company continues to monitor the COVID-19 pandemic and its impact on our overall liquidity position and outlook. During the last few months, several vaccines for COVID-19 received FDA approval and are currently being administered across the country. Despite growing vaccination rates, we believe COVID-19 will continue to impact the normal operations for our tenants and our managed restaurants. The ultimate impact COVID-19 may have on our operational and financial performance is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our tenants, on restaurants that we manage and the magnitude and duration of the pandemic, including its impact on social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs, governmental efforts to distribute vaccines and overall vaccination rates in the areas in which we own and manage properties. Our ability to retain our outstanding borrowings and utilize remaining amounts available under our revolving credit facility will depend on our continued compliance with the applicable financial covenants and other terms of our credit agreements, which may be impacted by tenant store closures and failure of tenants to pay rent.
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
The COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, in 2020 and the first quarter of 2021 and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
Off-Balance Sheet Arrangements
At March 31, 2021, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2021	2020
Net income	$20,622	$19,336
Depreciation and amortization on real estate investments	8,215	7,036
Realized gain on sales of real estate	(431)	—
FFO (as defined by NAREIT)	$28,406	$26,372
Straight-line rent	(2,011)	(2,161)
Stock-based compensation	1,371	831
Non-cash amortization of deferred financing costs	543	512
Other non-cash interest (income) expense	—	(1)
Non-real estate investment depreciation	21	18
Other non-cash revenue adjustments	506	185
Adjusted Funds from Operations (AFFO)	$28,836	$25,756

Fully diluted shares outstanding (1)	76,290,955	70,515,859

FFO per diluted share	$0.37	$0.37

AFFO per diluted share	$0.38	$0.37

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A titled “Risk Factors.” Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2020.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2021, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in Part I, Item 1A. “Risk Factors” beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits issued in the accompanying Index to Exhibits are filed as part of this Form 10-Q and incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2	Amended and Restated Bylaws of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	April 29, 2021	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 29, 2021	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	April 29, 2021	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)