Form 10-Q
period 2021-06-30
Four Corners Property Trust, Inc.
filed 2021-08-06
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of August 5, 2021: 76,202,401

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND SIX MONTHS ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Real estate investments:
Land	$871,729	$827,502
Buildings, equipment and improvements	1,361,765	1,327,641
Total real estate investments	2,233,494	2,155,143
Less: Accumulated depreciation	(669,644)	(657,621)
Total real estate investments, net	1,563,850	1,497,522
Intangible lease assets, net	96,909	96,291
Total real estate investments and intangible lease assets, net	1,660,759	1,593,813
Real estate held for sale	—	2,763
Cash and cash equivalents	27,096	11,064
Straight-line rent adjustment	51,610	47,938
Derivative assets	1,465	762
Other assets	12,360	11,839
Total Assets	$1,753,290	$1,668,179

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$840,706	$753,878
Dividends payable	24,157	24,058
Rent received in advance	10,456	11,926
Derivative liabilities	12,958	18,717
Other liabilities	15,690	15,099
Total liabilities	903,967	823,678

Equity:
Preferred stock, par value 0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value 0.0001 per share; 500,000,000 shares authorized, 76,202,401 and 75,874,966 shares issued and outstanding, respectively	8	8
Additional paid-in capital	844,334	840,455
Retained earnings	19,052	26,672
Accumulated other comprehensive loss	(17,134)	(25,695)
Noncontrolling interest	3,063	3,061
Total equity	849,323	844,501
Total Liabilities and Equity	$1,753,290	$1,668,179

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental revenue	$42,162	$38,034	$83,677	$75,759
Restaurant revenue	7,110	2,895	12,341	7,599
Total revenues	49,272	40,929	96,018	83,358
Operating expenses:
General and administrative	4,465	3,719	9,228	7,560
Depreciation and amortization	8,388	7,093	16,624	14,148
Property expenses	1,202	1,066	2,204	1,701
Restaurant expenses	6,589	3,310	11,448	7,812
Total operating expenses	20,644	15,188	39,504	31,221
Interest expense	(8,384)	(7,319)	(16,017)	(14,322)
Other income	7	162	8	166
Realized gain on sale, net	—	—	431	—
Income tax expense	(71)	(64)	(134)	(125)
Net income	20,180	18,520	40,802	37,856
Net income attributable to noncontrolling interest	(42)	(54)	(85)	(125)
Net Income Available to Common Shareholders	$20,138	$18,466	$40,717	$37,731

Basic net income per share:	$0.26	$0.26	$0.54	$0.54
Diluted net income per share:	$0.26	$0.26	$0.53	$0.54
Weighted average number of common shares outstanding:
Basic	76,058,812	70,261,189	76,014,595	70,137,490
Diluted	76,167,465	70,370,769	76,147,769	70,288,408
Dividends declared per common share	$0.3175	$0.3050	$0.6350	$0.6100

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$20,180	$18,520	$40,802	$37,856
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments	(1,167)	(3,430)	5,107	(27,914)
Reclassification adjustment of derivative instruments included in net income	1,740	1,058	3,472	1,189
Other comprehensive income (loss)	573	(2,372)	8,579	(26,725)
Comprehensive income	20,753	16,148	49,381	11,131
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	42	54	85	125
Other comprehensive income (loss) attributable to noncontrolling interest	1	(7)	18	(96)
Comprehensive income attributable to noncontrolling interest	43	47	103	29
Comprehensive Income Attributable to Common Shareholders	$20,710	$16,101	$49,278	$11,102

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at March 31, 2021	76,171,261	$8	$843,458	$23,071	$(17,706)	$3,070	$851,901
Net income	—	—	—	20,138	—	42	20,180
Other comprehensive income	—	—	—	—	572	1	573
ATM proceeds, net of issuance costs	—	—	—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(24,157)	—	(50)	(24,207)
Stock-based compensation, net	31,140	—	876	—	—	—	876
Balance at June 30, 2021	76,202,401	$8	$844,334	$19,052	$(17,134)	$3,063	$849,323

For the Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2020	75,874,966	$8	$840,455	$26,672	$(25,695)	$3,061	$844,501
Net income	—	—	—	40,717	—	85	40,802
Other comprehensive income	—	—	—	—	8,561	18	8,579
ATM proceeds, net of issuance costs	161,509	—	4,659	—	—	—	4,659
Dividends and distributions to equity holders	—	—	—	(48,337)	—	(101)	(48,438)
Stock-based compensation, net	165,926	—	(780)	—	—	—	(780)
Balance at June 30, 2021	76,202,401	$8	$844,334	$19,052	$(17,134)	$3,063	$849,323
The accompanying notes are an integral part of this financial statement.

For the Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Par Value
Balance at March 31, 2020	70,323,828	$7	$689,601	$36,246	$(27,803)	$3,928	$701,979
Net income	—	—	—	18,466	—	54	18,520
Other comprehensive loss	—	—	—	—	(2,365)	(7)	(2,372)
Redemption of OP units	—	—	—	—	—	—	—
ATM proceeds, net of issuance costs	—	—	—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(21,420)	—	(63)	(21,483)
Stock-based compensation, net	9,559	—	788	—	—	—	788
Balance at June 30, 2020	70,333,387	$7	$690,389	$33,292	$(30,168)	$3,912	$697,432

For the Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2019	70,020,660	$7	$686,181	$38,401	$(3,539)	$5,691	$726,741
Net income	—	—	—	37,731	—	125	37,856
Other comprehensive loss	—	—	—	—	(26,629)	(96)	(26,725)
Redemption of OP units	45,000	—	859	—	—	(1,672)	(813)
ATM proceeds, net of issuance costs	144,321	—	4,288	—	—	—	4,288
Dividends and distributions to equity holders	—	—	—	(42,840)	—	(136)	(42,976)
Stock-based compensation, net	123,406	—	(939)	—	—	—	(939)
Balance at June 30, 2020	70,333,387	$7	$690,389	$33,292	$(30,168)	$3,912	$697,432
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows - operating activities
Net income	$40,802	$37,856
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,624	14,148
Gain on disposal of land, building, and equipment	(431)	—
Non-cash revenue adjustments	1,054	387
Amortization of financing costs	1,433	1,046
Stock-based compensation expense	2,247	1,628
Changes in assets and liabilities:
Derivative assets and liabilities	2,117	(8,260)
Straight-line rent adjustment	(3,796)	(4,270)
Rent received in advance	(1,470)	(1,427)
Intangible assets (lease incentive payments)	(426)	—
Other assets and liabilities	724	(4,440)
Net cash provided by operating activities	58,878	36,668
Cash flows - investing activities
Purchases of real estate investments	(84,303)	(71,963)
Proceeds from sale of real estate investments	3,343	—
Advance (refunds) deposits on acquisition of operating real estate	(574)	973
Net cash used in investing activities	(81,534)	(70,990)
Cash flows - financing activities
Net proceeds from ATM equity issuance	4,659	4,288
Proceeds from issuance of senior notes	100,000	125,000
Payment of deferred financing costs	(4,605)	(1,190)
Proceeds from revolving credit facility	71,500	130,500
Repayment of revolving credit facility	(81,500)	(178,000)
Payment of dividends to shareholders	(48,238)	(42,745)
Distributions to non-controlling interests	(101)	(136)
Redemption of non-controlling interests	—	(813)
Employee shares withheld for taxes	(3,027)	(2,567)
Net cash provided by financing activities	38,688	34,337
Net increase in cash and cash equivalents, including restricted cash	16,032	15
Cash and cash equivalents, including restricted cash, at beginning of period	11,064	5,083
Cash and cash equivalents, including restricted cash, at end of period	$27,096	$5,098
Supplemental disclosures:
Interest paid	$10,637	$12,011
Income taxes paid	$109	$234
Operating lease payments received (lessor)	$79,166	$66,782
Operating lease payments remitted (lessee)	$440	$283
Non-cash activities:
Dividends declared but not paid	$24,157	$21,420
Change in fair value of derivative instruments	$6,642	$(18,465)

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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Income Statements. We did not record impairment expense during the six months ended June 30, 2021 or 2020.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at June 30, 2021. There were two properties held for sale at December 31, 2020, which were sold during the six months ended June 30, 2021 for a realized gain of $431 thousand.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents can consist of cash and money market accounts. Restricted cash consists of 1031 tax deferred real estate exchange proceeds and is included in Other assets in our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	June 30,	December 31,
(In thousands)	2021	2020
Cash and cash equivalents	$27,096	$11,064
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$27,096	$11,064
Long-term Debt
Long-term debt is carried at unpaid principal balance, net of deferred financing costs. All of our long-term debt is currently unsecured and interest is paid monthly on our non-amortizing term loans and revolving credit facility and semi-annually on our senior fixed rate notes.
Deferred Financing Costs
Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. These costs are presented as a direct deduction from their related liabilities in the Consolidated Balance Sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
For leases where the Company is the lessor, we determine the classification upon commencement. At June 30, 2021, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component.
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
During the second and third quarters of 2020, the Company agreed to lease concessions with certain tenants in response to COVID-19. These concessions resulted in a substantial increase in our rights as lessor, including receiving additional financial information, agreeing to extend the current term of the lease, enhancing the lease guarantee, or consenting to more favorable rent escalations in the future. As such, the Company accounted for these concessions as lease modifications under ASC 842. Rent deferrals agreed upon with respect to rent owed for the second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and were fully repaid prior to December 31, 2020. In the third quarter of 2020, the Company agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represented approximately $1.6 million of rental revenue recognized in the second quarter of 2020. The receivables for these abatements were recorded as lease incentives in intangible lease assets, net on our Consolidated Balance Sheets and will be amortized as a reduction of revenue over the amended lease terms. As of August 5, 2021, the Company has not abated rent for the fourth quarter of 2020 or the first half of 2021.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in intangible lease assets, net, on our Consolidated Balance Sheets. During the year ended December 31, 2020, the Company paid lease incentives of $4.2 million to tenants. During the six months ended June 30, 2021, the Company paid tenants $426 thousand for tenant improvements which qualified as lease incentives under U.S. GAAP as the Company was determined not to be the accounting owner of the improvements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At June 30, 2021 and December 31, 2020, credit card receivables, included in other assets, totaled $90 thousand and $68 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
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
Gain on Sale, Net
The Company recognizes gain (loss) on sale, net of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the six months ended June 30, 2021, the Company sold two properties, which resulted in a realized gain of $431 thousand.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Application of New Accounting Standards
We consider the applicability and impact of all ASUs issued by the FASB. Other than as disclosed below, ASUs not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact to our consolidated result of operations, financial position and cash flows.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” which provides temporary optional expedients and exceptions to the guidance in US GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
The Company has four currently effective interest rate swaps with a total notional amount of $350 million that are indexed to LIBOR. These interest rate swaps mature through 2025, and the Company is monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 63% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. As of June 30, 2021, we had 309 Olive Garden branded locations in our portfolio, which comprise approximately 37% of our leased properties and approximately 47% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 14% of our leased properties and approximately 13% of the revenues received under leases as of June 30, 2021. Our properties, including the Kerrow Restaurant Operating Business, are located in 46 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (approximately 11%) and Florida (approximately 11%).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At June 30, 2021, our exposure to risk related to our derivative instruments totaled $11.5 million including accrued interest, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Land	$871,729	$827,502
Buildings and improvements	1,226,135	1,192,722
Equipment	135,630	134,919
Total gross real estate investments	2,233,494	2,155,143
Less: Accumulated depreciation	(669,644)	(657,621)
Total real estate investments, net	1,563,850	1,497,522
Intangible lease assets, net	96,909	96,291
Total Real Estate Investments and Intangible Lease Assets, Net	$1,660,759	$1,593,813
During the six months ended June 30, 2021, the Company invested $84.4 million, including transaction costs, in 36 properties located in seventeen states, and allocated the investment as follows: $43.0 million to land, $33.4 million to buildings and improvements, $0.9 million to equipment, and $7.1 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 7.9 years as of June 30, 2021. During the six months ended June 30, 2021, the Company sold two properties with a combined net book value of $2.8 million for a realized gain on sale of $431 thousand.
During the three months ended June 30, 2021, the Company exercised its option to purchase one of the properties where the Company was the lessee under the ground lease. This lease was previously accounted for as a finance lease. This purchase resulted in an increase in land and a corresponding decrease in finance lease right-of-use assets of $1.2 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables detail intangible lease assets and liabilities.

	June 30,	December 31,
(In thousands)	2021	2020
Acquired in-place lease intangibles	$70,933	$63,848
Above-market leases	13,821	13,821
Finance leases - right of use asset (1)	24,383	25,607
Lease incentives	6,272	5,846
Total	115,409	109,122
Less: Accumulated amortization	(18,500)	(12,831)
Intangible Lease Assets, Net	$96,909	$96,291
(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	June 30,	December 31,
(In thousands)	2021	2020
Below-market leases	$2,978	$2,978
Less: Accumulated amortization	(829)	(613)
Intangible Lease Liabilities, Net	$2,149	$2,365
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $2.3 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $4.4 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $405 thousand and $203 thousand for the three months ended June 30, 2021 and 2020, respectively, and $806 thousand and $387 thousand for the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, lease incentive amortization was $81 thousand and $0, respectively, and $161 thousand and $0 for the six months ended June 30, 2021 and 2020, respectively.
At June 30, 2021, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 9.3 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases and lease incentives was 9.1 years, 7.8 years, 9.6 years and 13.7 years, respectively.
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at June 30, 2021.

(In thousands)	June 30, 2021
2021 (six months)	$5,521
2022	10,583
2023	8,694
2024	7,540
2025	6,598
Thereafter	25,574
Total Future Amortization	$64,510
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
Operating Lease Liability
As of June 30, 2021, maturities of operating lease liabilities were as follows:

(In thousands)	June 30, 2021
2021 (six months)	$343
2022	693
2023	705
2024	718
2025	470
Thereafter	5,381
Total Payments	8,310
Less: Interest	(2,465)
Operating Lease Liability	$5,845
The weighted-average discount rate for operating leases at June 30, 2021 was 4.12%. The weighted-average remaining lease term was 16.7 years.
Rental expense was $223 thousand and $179 thousand for the three months ended June 30, 2021 and 2020, respectively. Rental expense was $449 thousand and $320 thousand for the six months ended June 30, 2021 and 2020, respectively.
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
The following table shows the components of rental revenue for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Lease revenue - operating leases	$41,230	$37,379	81,976	74,627
Variable lease revenue (tenant reimbursements)	932	655	1,701	1,132
Total Rental Revenue	$42,162	$38,034	$83,677	$75,759

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

(In thousands)	June 30,
2021 (six months)	$81,218
2022	164,000
2023	164,208
2024	164,246
2025	163,855
Thereafter	1,000,924
Total Future Minimum Lease Payments	$1,738,451
Ground Leases as Lessee
As of June 30, 2021, the Company had finance ground lease assets aggregating $24.4 million. These assets are included in intangible lease assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 62 years to 99 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 95 years at June 30, 2021.
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At June 30, 2021, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $450 million of senior, unsecured, fixed rate notes. At December 31, 2020, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $350 million of senior, unsecured, fixed rate notes. At June 30, 2021 and December 31, 2020, the outstanding borrowings under the revolving credit facility were $0 million and $10 million, respectively, and there were no outstanding letters of credit. The revolving credit facility portion will mature on November 9, 2025 with a six month extension option.
Revolving Credit and Term Loan Agreement
On June 4, 2021, the Company and its subsidiary, FCPT OP (the “Borrower”), entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Loan Agreement”), which amended and restated in its entirety an existing Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 2, 2017. Prior to the Loan Agreement, $150 million principal amount outstanding under the Company's term loan facility was scheduled to mature on November 9, 2022; $150 million principal amount outstanding was scheduled to mature on November 9, 2023; $100 million was scheduled to mature on March 9, 2024; and the $250 million revolving credit facility was scheduled to mature on November 9, 2021, with two six-month extension options.
The Loan Agreement provides for borrowings of up to $650 million and consists of (1) a revolving credit facility in an aggregate principal amount of $250 million and (2) a term loan facility in an aggregate principal amount of $400 million comprised of (i) a $50 million term credit facility with a maturity date of November 9, 2023, (ii) a $100 million term credit facility with a maturity date of March 9, 2024, (iii) a $150 million term credit facility with a maturity date of November 9, 2025, and (iv) a $100 million term credit facility with a maturity date of November 9, 2026. No amortization payments are required on the term loan prior to the maturity date. The Borrower has the option to extend the maturity date of the revolving credit facility for up to six months, subject to the payment of an extension fee of 0.0625% on the aggregate amount of the then-outstanding revolving commitment. The Loan Agreement is a syndicated credit facility that contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $350 million, subject to certain conditions. Amounts owed under the Loan Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a LIBOR rate election is in effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans under the Loan Agreement accrue interest at a per annum rate equal to, at the Borrower’s election, either a LIBOR rate plus a margin of 1.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of —% to 1.15%. In each case, the margin is determined according to, at the Borrower’s election, either (1) the Company’s total leverage ratio in effect from time to time, or (2) at any time after the Company has received an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services on its senior, unsecured, long-term indebtedness, the credit rating applicable from time to time with respect to such indebtedness. In the event that all or a portion of the principal amount of any loan borrowed pursuant to the Loan Agreement is not paid when due, interest will accrue at the rate that would otherwise be applicable thereto plus 2.00%. So long as the Company continues to determine pricing according to its total leverage ratio, a facility fee at a rate of 0.15% to 0.30% per annum depending on the Company’s total leverage ratio, applies to the total revolving commitments available under the Loan Agreement.
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
We reviewed the term loan and revolving debt arrangements by lender and accounted for the term loan and revolving credit facility amendment in accordance with U.S. GAAP. This resulted in the capitalization of $3.6 million in new lender fees and third party costs, which will be amortized over the life of the new loans; $123 thousand in third-party fees were recorded to general and administrative expense. Where there were decreases in principal, $365 thousand of unamortized deferred financing costs were written off and recorded as interest expense. The remaining $2.2 million of original unamortized deferred financing costs will be amortized over the life of the new loans.
The following table presents the Term Loan balances as of June 30, 2021 and December 31, 2020.

				Outstanding Balance
	Maturity	Interest		June 30,	December 31,
(Dollars in thousands)	Date	Rate		2021	2020
Term Loans:
Term loan due 2022	Nov 2022	N/A	(a)	$—	$150,000
Term loan due 2023	Nov 2023	1.33%	(a)	50,000	150,000
Term loan due 2024	Mar 2024	1.33%	(a)	100,000	100,000
Term loan due 2025	Nov 2025	1.33%	(a)	150,000	—
Term loan due 2026	Nov 2026	1.33%	(a)	100,000	—
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread of 1.25% at June 30, 2021.
Note Purchase Agreement
On February 25, 2021, the Company entered into agreements to issue $100 million of senior unsecured notes. The notes consist of $50 million of notes with an eight-year term, which were issued on April 27, 2021 and mature on April 30, 2029, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
priced at a fixed interest rate of 2.74%, and $50 million of notes with a ten-year term, which were issued on April 27, 2021, and mature on April 29, 2031, and priced at a fixed interest rate of 2.99%. These notes were issued at par value.
The following table presents the senior unsecured fixed rate notes balance as of June 30, 2021 and December 31, 2020.

			Outstanding Balance
	Maturity	Interest	June 30,	December 31,
(Dollars in thousands)	Date	Rate	2021	2020
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	—
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	—
Total Notes			$450,000	$350,000
Deferred Financing Costs
At June 30, 2021 and December 31, 2020, net unamortized deferred financing costs were approximately $9.3 million and $6.1 million, respectively. During the three months ended June 30, 2021 and 2020, amortization of deferred financing costs was $890 thousand and $534 thousand, respectively. During the six months ended June 30, 2021 and 2020, amortization of deferred financing costs was $1.4 million and $1.0 million, respectively. The amortization of deferred financing costs for the three and six months ended June 30, 2021, includes a one-time charge of $364 thousand for deferred financing costs expensed as a result of the execution of the Loan Agreement on June 4, 2021. The weighted average interest rate on the term loans before consideration of the interest rate hedge described below was 1.33% and 1.44% at June 30, 2021 and December 31, 2020, respectively. The weighted average interest rate on the revolving credit facility was 1.60% at December 31, 2020.
The Company was in compliance with all debt covenants at June 30, 2021.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As of June 30, 2021 and December 31, 2020, $350 million of our variable-rate debt is hedged by swaps with notional values totaling $350 million.
During the first quarter of 2021, we entered into one cash flow hedge in connection with the issuance of $100 million of notes by the Company in April 2021. The Company terminated three cash flow hedges in connection with the $100 million private note offering that was entered into on February 25, 2021 and closed in April 2021. The first hedge was an interest rate swap that had a fixed notional value of $25 million entered into on September 29, 2020 with an effective date of May 4, 2021 and a maturity date of May 4, 2031, where the fixed rate paid by the Company was 0.7516% and the variable rate received reset monthly to the three-month LIBOR rate. The second hedge was an interest rate swap that had a fixed notional value of $25 million entered into on October 9, 2020 with an effective date of May 4, 2021 and a maturity date of May 4, 2031, where the fixed rate paid by the Company was 0.8878% and the variable rate received reset monthly to the three-month LIBOR rate. The third hedge was an interest rate swap that had a fixed notional value of $25 million entered into on January 15, 2021 with an effective date of February 16, 2021 and a maturity date of February 15, 2031, where the fixed rate paid by the Company was 1.1165% and the variable rate received reset monthly to the three-month LIBOR rate. The swaps were terminated on January 29, 2021 for approximately a $1.7 million gain which will be amortized over the next 10 years as interest expense.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $6.8 million will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the six months ended June 30, 2021 and 2020, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2021 and December 31, 2020.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		June 30, 2021	December 31, 2020		June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$1,465	$762	Derivative liabilities	$12,958	$18,717
Total		$1,465	$762		$12,958	$18,717
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)
The table below presents the effect of our interest rate swaps on comprehensive income for the three and six months ended June 30, 2021 and 2020.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended June 30, 2021	$(1,167)	Interest expense	$1,740	$(8,384)
Three months ended June 30, 2020	$(3,430)	Interest expense	$1,058	$(7,319)
Six months ended June 30, 2021	$5,107	Interest expense	$3,472	$(16,017)
Six months ended June 30, 2020	$(27,914)	Interest expense	$1,189	$(14,322)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at June 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2021	$1,465	$—	$1,465	$(520)	$—	$945
December 31, 2020	762	—	762	(634)	—	128

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2021	$12,958	$—	$12,958	$(520)	$—	$12,438
December 31, 2020	18,717	—	18,717	(634)	—	18,083
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At June 30, 2021 and December 31, 2020, the fair value of derivatives related to these agreements was approximately $11.5 million and $18.0 million in net liabilities, respectively. As of June 30, 2021, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at June 30, 2021, we could have been required to settle our obligations under the agreements at their termination value of approximately $11.5 million.
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Operating lease right-of-use asset	$5,160	$5,397
Prepaid acquisition costs and deposits	3,960	3,159
Prepaid assets	720	1,134
Accounts receivable	1,249	1,035
Food and beverage inventories	228	183
Other	1,043	931
Total Other Assets	$12,360	$11,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other Liabilities
The components of other liabilities were as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Operating lease liability	$5,845	$6,058
Accrued interest expense	2,069	1,597
Intangible lease liabilities, net	2,149	2,365
Accrued compensation	1,520	2,005
Accounts payable	688	376
Accrued operating expenses	191	223
Other	3,228	2,475
Total Other Liabilities	$15,690	$15,099
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the six months ended June 30, 2021 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended June 30, 2021 and 2020, we recorded income tax expense of $71 thousand and $64 thousand, respectively. During the six months ended June 30, 2021 and 2020, we recorded income tax expense of $134 thousand and $125 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of June 30, 2021. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At June 30, 2021 and December 31, 2020, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at June 30, 2021 and December 31, 2020.
Common Stock
At June 30, 2021 and December 31, 2020, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At June 30, 2021, there were 76,202,401 shares of the Company's common stock issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On March 8, 2021, we declared a dividend of $0.3175 per share, which was paid in April 2021 to common stockholders of record as of March 31, 2021.
On June 14, 2021, we declared a dividend of $0.3175 per share, which was paid in July 2021 to common stockholders of record as of June 30, 2021.
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
During the three months ended June 30, 2021, no shares were issued under the ATM program. During the six months ended June 30, 2021, the Company issued 161,509 shares under its ATM programs at a weighted average share price of $29.56 for net proceeds of $4.7 million.
During the three months ended June 30, 2020, no shares were issued under the prior ATM program. During the six months ended June 30, 2020, the Company executed a forward sale agreement under the prior ATM program with a financial institution acting as forward purchaser to sell 144,321 shares of common stock at an average forward offering price per share of $30.23. During the six months ended June 30, 2020, the Company physically settled this forward sale agreement and issued 144,321 shares for net proceeds of $4.3 million. There were no other issuances under the prior ATM program during the six months ended June 30, 2020.
At June 30, 2021, there was $348.2 million available for issuance under the current ATM program.
Noncontrolling Interest
At June 30, 2021, there were 159,392 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the six months ended June 30, 2021, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $4.4 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021, FCPT was the owner of approximately 99.79% of FCPT’s OP units. The remaining 0.21%, or 159,392 of FCPT’s OP units were held by unaffiliated limited partners. During the six months ended June 30, 2021, FCPT OP distributed $101 thousand to its limited partners.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2021 and 2020.

(In thousands except for shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average common shares outstanding – basic	76,058,812	70,261,189	76,014,595	70,137,490
Net effect of dilutive equity awards	108,653	109,580	133,174	150,918
Average common shares outstanding – diluted	76,167,465	70,370,769	76,147,769	70,288,408
Net income available to common shareholders	$20,138	$18,466	$40,717	$37,731
Basic net earnings per share	$0.26	$0.26	$0.54	$0.54
Diluted net earnings per share	$0.26	$0.26	$0.53	$0.54
For the three months ended June 30, 2021 and 2020, the number of outstanding equity awards that were anti-dilutive totaled 207,968 and 248,859, respectively. For the six months ended June 30, 2021 and 2020, the number of outstanding equity awards that were anti-dilutive totaled 183,448 and 204,521, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended June 30, 2021 and 2020 was 159,392 and 204,392, respectively. The weighted average exchangeable OP units outstanding for the six months ended June 30, 2021 and 2020 was 159,392 and 230,268, respectively.
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
At June 30, 2021, 701,122 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $6.1 million at June 30, 2021 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2021	$1,755	$1,522	$1,342	$4,619
Equity grants	1,383	2,394	—	3,777
Equity grant forfeitures	—	(51)	—	(51)
Equity compensation expense	(646)	(1,268)	(333)	(2,247)
Unrecognized Compensation Cost at June 30, 2021	$2,492	$2,597	$1,009	$6,098
At June 30, 2021, the weighted average amortization period remaining for all of our equity awards was 2.0 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At June 30, 2021 and December 31, 2020, there were 160,971 and 137,585 RSUs outstanding, respectively. During the three months ended June 30, 2021, there were 26,124 shares of restricted stock granted, 26,004 RSUs vested, and no RSUs were forfeited. During the six months ended June 30, 2021, there were 49,390 shares of restricted stock granted, 26,004 RSUs vested, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2026.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At June 30, 2021 and December 31, 2020, there were 118,558 and 102,355 RSAs outstanding, respectively. During the three months ended June 30, 2021, there were 2,188 shares of restricted stock granted, 1,829 shares forfeited, and no restrictions on RSAs lapsed and were distributed. During the six months ended June 30, 2021, there were 87,664 shares of restricted stock granted, 1,829 shares forfeited, and restrictions on 69,632 RSAs lapsed and were distributed, of which 35,551 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2024. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At June 30, 2021 and December 31, 2020, the target number of PSUs that were unvested was 210,473 and 202,706, respectively. During the three months ended June 30, 2021, no PSUs were granted or vested. During the six months ended June 30, 2021, PSUs with a target number of 75,476 shares were granted and PSUs with a target number of 67,709 shares vested. The total shareholder return calculated for these PSUs resulted in a distribution of 200% of target shares, resulting in the distribution of 135,418 shares, of which 75,194 were withheld for tax.
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

June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$1,465	$—	$1,465
Liabilities
Derivative liabilities	$—	$12,958	$—	$12,958

December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$762	$—	$762
Liabilities
Derivative liabilities	$—	$18,717	$—	$18,717
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at June 30, 2021, and December 31, 2020 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

	June 30, 2021
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2023	$50,000	$50,293
Term loan due 2024	100,000	100,586
Term loan due 2025	150,000	151,872
Term loan due 2026	100,000	101,533
Senior fixed note due June 2024	50,000	54,792
Senior fixed note due June 2027	75,000	86,756
Senior fixed note due June 2026	50,000	56,901
Senior fixed note due June 2028	50,000	58,235
Senior fixed note due June 2029	50,000	52,889
Senior fixed note due April 2030	75,000	79,358
Senior fixed note due April 2029	50,000	51,740
Senior fixed note due April 2031	50,000	52,129
Revolving credit facility	—	—

	December 31, 2020
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$150,992
Term loan due 2023	150,000	150,980
Term loan due 2024	100,000	100,740
Senior fixed note due June 2024	50,000	55,802
Senior fixed note due June 2027	75,000	89,547
Senior fixed note due June 2026	50,000	58,694
Senior fixed note due June 2028	50,000	60,394
Senior fixed note due June 2029	50,000	54,995
Senior fixed note due April 2030	75,000	82,238
Revolving credit facility	10,000	10,069
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
NOTE 14 – SEGMENTS
During the three and six months ended June 30, 2021 and 2020, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three and six months ended June 30, 2021 and 2020.
Three Months Ended June 30, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$42,162	$—	$—	$42,162
Intercompany rental revenue	185	—	(185)	—
Restaurant revenue	—	7,110	—	7,110
Total revenues	42,347	7,110	(185)	49,272
Operating expenses:
General and administrative	4,465	—	—	4,465
Depreciation and amortization	8,174	214	—	8,388
Property expenses	1,202	—	—	1,202
Restaurant expenses	—	6,774	(185)	6,589
Total operating expenses	13,841	6,988	(185)	20,644
Interest expense	(8,384)	—	—	(8,384)
Other income	7	—	—	7
Realized gain on sale, net	—	—	—	—
Income tax expense	(43)	(28)	—	(71)
Net Income	$20,086	$94	$—	$20,180

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Three Months Ended June 30, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$38,034	$—	$—	$38,034
Intercompany rental revenue	136	—	(136)	—
Restaurant revenue	—	2,895	—	2,895
Total revenues	38,170	2,895	(136)	40,929
Operating expenses:
General and administrative	3,719	—	—	3,719
Depreciation and amortization	6,964	129	—	7,093
Property expenses	1,066	—	—	1,066
Restaurant expenses	—	3,446	(136)	3,310
Total operating expenses	11,749	3,575	(136)	15,188
Interest expense	(7,319)	—	—	(7,319)
Other income	162	—	—	162
Income tax expense	(37)	(27)	—	(64)
Net Income (Loss)	$19,227	$(707)	$—	$18,520

Six Months Ended June 30, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$83,677	$—	$—	$83,677
Intercompany rental revenue	324	—	(324)	—
Restaurant revenue	—	12,341	—	12,341
Total revenues	84,001	12,341	(324)	96,018
Operating expenses:
General and administrative	9,228	—	—	9,228
Depreciation and amortization	16,410	214	—	16,624
Property expenses	2,204	—	—	2,204
Restaurant expenses	—	11,772	(324)	11,448
Total operating expenses	27,842	11,986	(324)	39,504
Interest expense	(16,017)	—	—	(16,017)
Other income	8	—	—	8
Realized gain on sale, net	431	—	—	431
Income tax expense	(82)	(52)	—	(134)
Net Income	$40,499	$303	$—	$40,802

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Six Months Ended June 30, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$75,759	$—	$—	$75,759
Intercompany rental revenue	272	—	(272)	—
Restaurant revenue	—	7,599	—	7,599
Total revenues	76,031	7,599	(272)	83,358
Operating expenses:
General and administrative	7,560	—	—	7,560
Depreciation and amortization	13,890	258	—	14,148
Property expenses	1,701	—	—	1,701
Restaurant expenses	—	8,084	(272)	7,812
Total operating expenses	23,151	8,342	(272)	31,221
Interest expense	(14,322)	—	—	(14,322)
Other income	166	—	—	166
Realized gain on sale, net	—	—	—	—
Income tax expense	(74)	(51)	—	(125)
Net Income (Loss)	$38,650	$(794)	$—	$37,856
The following tables present supplemental information by segment at June 30, 2021 and December 31, 2020.
Supplemental Segment Information at June 30, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,216,306	$17,188	$2,233,494
Accumulated depreciation	(664,268)	(5,376)	(669,644)
Total real estate investments, net	1,552,038	11,812	1,563,850
Cash and cash equivalents	24,714	2,382	27,096
Total assets	1,734,835	18,455	1,753,290
Long-term debt, net of deferred financing costs	840,706	—	840,706
Supplemental Segment Information at December 31, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,138,466	$16,677	$2,155,143
Accumulated depreciation	(652,070)	(5,551)	(657,621)
Total real estate investments, net	1,486,396	11,126	1,497,522
Cash and cash equivalents	10,517	547	11,064
Total assets	1,651,878	16,301	1,668,179
Long-term debt, net of deferred financing costs	753,878	—	753,878

NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after June 30, 2021, the date of the Consolidated Balance Sheet, through August 5, 2021 and noted the following:
Acquisitions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Through August 5, 2021, the Company invested $33.1 million in the acquisition of 17 net lease properties with an investment yield of approximately 6.2%, and approximately 15.7 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at June 30, 2021.

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

During the six months ended June 30, 2021, FCPT acquired 36 properties for a total investment value of $82.1 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 7.9 years. The Company also invested $2.3 million in the construction of a Longhorn Steakhouse for the Kerrow Restaurant Operating Business, which opened in April 2021.
At June 30, 2021, our lease portfolio had the following characteristics:
•833 properties located in 46 states and representing an aggregate leasable area of 5.4 million square feet;
•99.7% occupancy (based on leasable square footage);
•An average remaining lease term of 10 years (weighted by annualized base rent); and
•An average annual rent escalation of 1.42% through December 31, 2030 (weighted by annualized base rent).

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
We have collected over 99% of our portfolio’s contractual base rent for the six months ended June 30, 2021. Rent deferrals agreed to for rent owed for second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and were fully repaid prior to December 31, 2020. In the third quarter of 2020, the Company agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represented approximately $1.6 million of rental revenue recognized in the second quarter of 2020. During the third quarter of 2020, the receivables for abatements were recorded as lease incentives and will be amortized as a reduction to revenue over the amended lease terms. The Company did not agree to any rent deferrals during the fourth quarter of 2020 or the first six months of 2021.

Results of Operations
During the three and six months ended June 30, 2021 and 2020, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and six months ended June 30, 2021 and 2020 as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenues:
Rental revenue	$42,162	$38,034	$83,677	$75,759
Restaurant revenue	7,110	2,895	12,341	7,599
Total revenues	49,272	40,929	96,018	83,358
Operating expenses:
General and administrative	4,465	3,719	9,228	7,560
Depreciation and amortization	8,388	7,093	16,624	14,148
Property expenses	1,202	1,066	2,204	1,701
Restaurant expenses	6,589	3,310	11,448	7,812
Total operating expenses	20,644	15,188	39,504	31,221
Interest expense	(8,384)	(7,319)	(16,017)	(14,322)
Other income	7	162	8	166
Realized gain on sale, net	—	—	431	—
Income tax expense	(71)	(64)	(134)	(125)
Net income	20,180	18,520	40,371	37,856
Net income attributable to noncontrolling interest	(42)	(54)	(85)	(125)
Net Income Attributable to Common Shareholders	$20,138	$18,466	$40,286	$37,731

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Real Estate Operations
Rental Revenue
Rental revenue increased $4.1 million, or 10.9%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was due primarily to the net acquisition of 100 leased properties, during the year-over-year period from July 1, 2020 through June 30, 2021. During the three months ended June 30, 2021, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $932 thousand as compared to $655 thousand during the three months ended June 30, 2020. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $746 thousand, or 20.1%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in compensation-related expenses stemming from a higher head count and benefits costs and stock compensation expense as well as an increase in legal fees related to the amendment of our credit facility.

Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $1.3 million, or 18.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to the acquisition of 100 properties, during the year-over-year period from July 1, 2020 through June 30, 2021.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended June 30, 2021, we recorded property expenses of $1.2 million, of which $932 thousand was reimbursed by tenants. During the three months ended June 30, 2020, we recorded property expenses of $1.1 million, of which $655 thousand was reimbursed by tenants. The primary reasons for the $150 thousand decrease in non-reimbursed expenses were a decrease in the abandoned deal costs and lease transaction costs.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $450 million of senior fixed rate notes. Interest expense increased $1.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to deferred financing costs which were expensed as a result of the extension of the term loans and amended revolving credit facility and issuance of $100 million of senior fixed notes in April 2021. As of June 30, 2021 we had no outstanding borrowings under the revolving credit facility, as compared to $4.5 million at June 30, 2020.
Realized Gain on Sale, Net
During the three months ended June 30, 2021 and 2020, the Company did not sell any assets.
Income Taxes
During the three months ended June 30, 2021 and 2020, our income tax expense was $71 thousand and $64 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio.
Restaurant Operations
In April 2021, the Kerrow Restaurant Operating Business finished construction of and opened a seventh Longhorn Steakhouse Restaurant in San Antonio, TX. The total investment in the seventh restaurant for the Company totaled $5.4 million, which are included in Real Estate Investments, Net on the Consolidated Balance Sheets.
Restaurant revenues increased by $4.2 million, or 145.6%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to an improvement in casual dining trends as restrictions on seating capacity were eased.
Total restaurant expenses increased by $3.3 million, or 99.1%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due an increase in cost of goods sold and labor costs.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Real Estate Operations
Rental Revenue
Rental revenue increased $7.9 million, or 10.5%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was due to the net acquisition of 100 leased properties, during the year-over-year period from July 1, 2020 through June 30, 2021. During the six months ended June 30, 2021, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $1.7 million as compared to $1.1 million during the six months ended June 30, 2020. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $1.7 million, or 22.1%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in cash compensation-related expenses stemming from a higher head count and benefits costs related to employees added in 2020 and 2021 as well as an increase in legal fees related to the amendment of our credit facility.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $2.5 million, or 17.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to the acquisition of 100 properties, during the year-over-year period from July 1, 2020 through June 30, 2021.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties and franchise taxes. During the six months ended June 30, 2021, we recorded property expenses of $2.2 million, of which $1.7 million was reimbursed by tenants. During the six months ended June 30, 2020, we recorded property expenses of $1.7 million, of which $1.1 million was reimbursed by tenants. The primary reasons for the $75 thousand decrease in non-reimbursed property expenses was the decrease in abandoned deal costs.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $450 million of senior fixed rate notes. Interest expense increased $1.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to deferred financing costs which were expensed as a result of the extension of the term loans and amended revolving credit facility and issuance of $100 million of senior fixed notes in April 2021. As of June 30, 2021 we had no outstanding borrowings under the revolving credit facility.
Realized Gain on Sale, Net
During the six months ended June 30, 2021, the Company sold two properties with a combined net book value of $2.8 million for a realized gain on sale of $431 thousand. The Company did not sell any assets during the six months ended June 30, 2020.
Income Taxes
During the six months ended June 30, 2021 and 2020, our income tax expense was $134 thousand and $125 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio.

Restaurant Operations
In April 2021, the Kerrow Restaurant Operating Business finished construction of and opened a seventh Longhorn Steakhouse Restaurant in San Antonio, TX. The total investment in the seventh restaurant for the Company totaled $5.4 million, which are included in Real Estate Investments, Net on the Consolidated Balance Sheets.
Restaurant revenues increased by $4.7 million, or 62.4%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an improvement in casual dining trends as restrictions on seating capacity were eased.
Total restaurant expenses increased by $3.6 million, or 46.5%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due an increase in cost of goods sold and labor costs.
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
Liquidity and Financial Condition
On June 4, 2021, the Company and its subsidiary, FCPT OP (the “Borrower”), entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Loan Agreement”), which amended and restated in its entirety an existing Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 2, 2017. Prior to the Loan Agreement, $150 million principal amount outstanding under the Company's term loan facility was scheduled to mature on November 9, 2022; $150 million principal amount outstanding was scheduled to mature on November 9, 2023; $100 million was scheduled to mature on March 9, 2024; and the $250 million revolving credit facility was scheduled to mature on November 9, 2021, with two six-month extension options. The Loan Agreement provides for a revolving credit facility in an aggregate principal amount of $250 million, with a maturity date of November 9, 2025 and a term loan facility in an aggregate principal amount of $400 million, comprised of (i) a $50 million term credit facility with a maturity date of November 9, 2023, (ii) a $100 million term credit facility with a maturity date of March 9, 2024, (iii) a $150 million term credit facility with a maturity date of November 9, 2025, and (iv) a $100 million term credit facility with a maturity date of November 9, 2026.
At June 30, 2021, we had $27.1 million of cash and cash equivalents and $250 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2025, subject to our ability to extend the term for one additional six-month period to May 9, 2026. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of June 30, 2021, we had no outstanding borrowings under the revolving credit facility. At June 30, 2021, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 2.89%.
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
The Company has issued $450 million of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers.
On February 25, 2021, FCPT entered into agreements to issue $100 million of senior unsecured notes. The Notes consist of $50 million of notes with an eight-year term, which were issued on April 27, 2021 and mature on April 30, 2029, and priced at a fixed interest rate of 2.74%, and $50 million of notes with a ten-year term, which were issued on April 27, 2021, and mature on April 29, 2031, and priced at a fixed interest rate of 2.99%. These notes were issued at par value.
The Notes issued in June 2017 consist of $50 million of notes with a term ending in June 2024 and priced at a fixed interest rate of 4.68%, and $75 million of notes with a term ending in June 2027 and priced at a fixed interest rate of 4.93%. The Notes issued in December 2018 consist of $50 million of notes with a term ending in December 2026 and priced at a fixed interest rate of 4.63%, and $50 million of notes with a term ending in December 2028 and priced at a fixed interest rate of 4.76%. The Notes issued in March 2020 consist of $75 million of notes with a ten-year term that funded on April 8, 2020 and mature on April 8, 2030, priced at a fixed interest rate of 3.20%, and $50 million of notes with a nine-year term that funded on June 9, 2020 and mature on June 9, 2029, priced at a fixed interest rate of 3.15%.
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
During the six months ended June 30, 2021, the Company issued 161,509 shares at a weighted average share price of $29.56 for net proceeds of $4.7 million. At June 30, 2021, there was $348.2 million available for issuance under our new ATM program.

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
The COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, in 2020 and the first half of 2021 and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
Off-Balance Sheet Arrangements
At June 30, 2021, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Net income	$20,180	$18,520	$40,802	$37,856
Depreciation and amortization on real estate investments	8,367	7,075	16,582	14,112
Realized gain on sales of real estate, net	—	—	(431)	—
FFO (as defined by NAREIT)	$28,547	$25,595	$56,953	$51,968
Straight-line rent	(1,785)	(2,109)	(3,796)	(4,270)
Stock-based compensation	876	797	2,247	1,628
Non-cash amortization of deferred financing costs	890	534	1,433	1,046
Other non-cash interest (income) expense	—	(1)	—	(2)
Non-real estate investment depreciation	21	18	42	35
Other non-cash revenue adjustments	548	202	1,054	387
Adjusted Funds from Operations (AFFO)	$29,097	$23,664	$57,933	$49,420

Fully diluted shares outstanding (1)	76,326,857	70,575,161	76,307,121	70,518,676

FFO per diluted share	$0.37	$0.36	$0.75	$0.74

AFFO per diluted share	$0.38	$0.34	$0.76	$0.70

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
Changes in Internal Control over Financial Reporting
During the second quarter of 2021, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 4, 2021, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021).

10.2
Second Amended and Restated Parent Guaranty, dated June 4, 2021, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2021).

31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	August 5, 2021	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2021	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 5, 2021	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)