Form 10-Q
period 2021-09-30
Four Corners Property Trust, Inc.
filed 2021-10-28
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of October 28, 2021: 77,352,633

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Real estate investments:
Land	$926,628	$827,502
Buildings, equipment and improvements	1,410,635	1,327,641
Total real estate investments	2,337,263	2,155,143
Less: Accumulated depreciation	(675,827)	(657,621)
Total real estate investments, net	1,661,436	1,497,522
Intangible lease assets, net	101,072	96,291
Total real estate investments and intangible lease assets, net	1,762,508	1,593,813
Real estate held for sale	—	2,763
Cash and cash equivalents	7,809	11,064
Straight-line rent adjustment	53,589	47,938
Derivative assets	2,994	762
Other assets	11,210	11,839
Total Assets	$1,838,110	$1,668,179

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$894,154	$753,878
Dividends payable	24,508	24,058
Rent received in advance	10,729	11,926
Derivative liabilities	11,565	18,717
Other liabilities	20,101	15,099
Total liabilities	961,057	823,678

Equity:
Preferred stock, par value 0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value 0.0001 per share; 500,000,000 shares authorized, 77,245,726 and 75,874,966 shares issued and outstanding, respectively	8	8
Additional paid-in capital	873,174	840,455
Retained earnings	15,708	26,672
Accumulated other comprehensive loss	(14,052)	(25,695)
Noncontrolling interest	2,215	3,061
Total equity	877,053	844,501
Total Liabilities and Equity	$1,838,110	$1,668,179

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental revenue	$43,673	$38,871	$127,350	$114,631
Restaurant revenue	7,033	4,097	19,374	11,696
Total revenues	50,706	42,968	146,724	126,327
Operating expenses:
General and administrative	4,262	3,741	13,490	11,303
Depreciation and amortization	8,831	7,523	25,455	21,670
Property expenses	1,453	838	3,657	2,539
Restaurant expenses	6,546	3,987	17,994	11,799
Total operating expenses	21,092	16,089	60,596	47,311
Interest expense	(8,311)	(7,410)	(24,328)	(21,732)
Other income	2	2	10	168
Realized gain on sale, net	—	—	431	—
Income tax expense	(97)	(67)	(231)	(192)
Net income	21,208	19,404	62,010	57,260
Net income attributable to noncontrolling interest	(44)	(55)	(129)	(180)
Net Income Available to Common Shareholders	$21,164	$19,349	$61,881	$57,080

Basic net income per share:	$0.28	$0.27	$0.81	$0.81
Diluted net income per share:	$0.28	$0.27	$0.81	$0.81
Weighted average number of common shares outstanding:
Basic	76,250,614	71,009,154	76,094,133	70,430,037
Diluted	76,360,526	71,230,481	76,222,167	70,658,500
Dividends declared per common share	$0.3175	$0.3050	$0.9525	$0.9150

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$21,208	$19,404	$62,010	$57,260
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments	1,340	(19)	6,447	(27,934)
Reclassification adjustment of derivative instruments included in net income	1,748	1,380	5,220	2,570
Other comprehensive income (loss)	3,088	1,361	11,667	(25,364)
Comprehensive income	24,296	20,765	73,677	31,896
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	44	55	129	180
Other comprehensive income (loss) attributable to noncontrolling interest	6	4	24	(92)
Comprehensive income attributable to noncontrolling interest	50	59	153	88
Comprehensive Income Attributable to Common Shareholders	$24,246	$20,706	$73,524	$31,808

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at June 30, 2021	76,202,401	$8	$844,334	$19,052	$(17,134)	$3,063	$849,323
Net income	—	—	—	21,164	—	44	21,208
Other comprehensive income	—	—	—	—	3,082	6	3,088
Redemption of OP units	44,833	—	862	—	—	(862)	—
ATM proceeds, net of issuance costs	1,000,193	—	27,140	—	—	—	27,140
Dividends and distributions to equity holders		—		(24,508)	—	(36)	(24,544)
Stock-based compensation, net	(1,701)	—	838	—	—	—	838
Balance at September 30, 2021	77,245,726	$8	$873,174	$15,708	$(14,052)	$2,215	$877,053

For the Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2020	75,874,966	$8	$840,455	$26,672	$(25,695)	$3,061	$844,501
Net income	—	—	—	61,881	—	129	62,010
Other comprehensive income	—	—	—	—	11,643	24	11,667
Redemption of OP units	44,833	—	862	—	—	(862)	—
ATM proceeds, net of issuance costs	1,161,702	—	31,799	—	—	—	31,799
Dividends and distributions to equity holders		—	—	(72,845)	—	(137)	(72,982)
Stock-based compensation, net	164,225	—	58	—	—	—	58
Balance at September 30, 2021	77,245,726	$8	$873,174	$15,708	$(14,052)	$2,215	$877,053
The accompanying notes are an integral part of this financial statement.

For the Three Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Par Value
Balance at June 30, 2020	70,333,387	$7	$690,389	$33,292	$(30,168)	$3,912	$697,432
Net income	—	—	—	19,349	—	55	19,404
Other comprehensive loss	—	—	—	—	1,357	4	1,361
Redemption of OP units	—	—	—	—	—	—	—
ATM proceeds, net of issuance costs	2,435,958	—	61,311	—	—	—	61,311
Dividends and distributions to equity holders	—	—	—	(22,164)	—	(61)	(22,225)
Stock-based compensation, net	—	—	868	—	—	—	868
Balance at September 30, 2020	72,769,345	$7	$752,568	$30,477	$(28,811)	$3,910	$758,151

For the Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2019	70,020,660	$7	$686,181	$38,401	$(3,539)	$5,691	$726,741
Net income	—	—	—	57,080	—	180	57,260
Other comprehensive loss	—	—	—	—	(25,272)	(92)	(25,364)
Redemption of OP units	45,000	—	859	—	—	(1,672)	(813)
ATM proceeds, net of issuance costs	2,580,279	—	65,599	—	—	—	65,599
Dividends and distributions to equity holders	—	—	—	(65,004)	—	(197)	(65,201)
Stock-based compensation, net	123,406	—	(71)	—	—	—	(71)
Balance at September 30, 2020	72,769,345	$7	$752,568	$30,477	$(28,811)	$3,910	$758,151
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows - operating activities
Net income	$62,010	$57,260
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,455	21,670
Gain on disposal of land, building, and equipment	(431)	—
Non-cash revenue adjustments	1,590	799
Amortization of financing costs	1,901	1,589
Stock-based compensation expense	3,092	2,496
Changes in assets and liabilities:
Derivative assets and liabilities	2,283	(8,049)
Straight-line rent adjustment	(5,775)	(6,519)
Rent received in advance	(1,197)	(628)
Intangible assets (lease incentive payments)	(815)	(4,167)
Other assets and liabilities	5,934	945
Net cash provided by operating activities	94,047	65,396
Cash flows - investing activities
Purchases of real estate investments	(195,105)	(123,466)
Proceeds from sale of real estate investments	3,343	—
Advance (refunds) deposits on acquisition of operating real estate	(148)	1,060
Net cash used in investing activities	(191,910)	(122,406)
Cash flows - financing activities
Net proceeds from ATM equity issuance	31,799	65,599
Proceeds from issuance of senior notes	100,000	125,000
Payment of deferred financing costs	(4,625)	(1,194)
Proceeds from revolving credit facility	148,500	158,500
Repayment of revolving credit facility	(105,500)	(210,500)
Payment of dividends to shareholders	(72,395)	(64,166)
Distributions to non-controlling interests	(137)	(197)
Redemption of non-controlling interests	—	(813)
Employee shares withheld for taxes	(3,034)	(2,567)
Net cash provided by financing activities	94,608	69,662
Net (decrease) increase in cash and cash equivalents, including restricted cash	(3,255)	12,652
Cash and cash equivalents, including restricted cash, at beginning of period	11,064	5,083
Cash and cash equivalents, including restricted cash, at end of period	$7,809	$17,735
Supplemental disclosures:
Interest paid	$12,292	$13,861
Income taxes paid	$291	$532
Operating lease payments received (lessor)	$120,462	$104,212
Operating lease payments remitted (lessee)	$659	$490
Non-cash activities:
Dividends declared but not paid	$24,508	$22,163
Change in fair value of derivative instruments	$9,384	$(17,315)

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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Income Statements. We did not record impairment expense during the nine months ended September 30, 2021 or 2020.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at September 30, 2021. There were two properties held for sale at December 31, 2020, which were sold during the nine months ended September 30, 2021 for a realized gain of $431 thousand.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	September 30,	December 31,
(In thousands)	2021	2020
Cash and cash equivalents	$7,809	$11,064
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$7,809	$11,064
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
For leases where the Company is the lessor, we determine the classification upon commencement. At September 30, 2021, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component.
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
During the second and third quarters of 2020, the Company agreed to lease concessions with certain tenants in response to COVID-19. These concessions resulted in a substantial increase in our rights as lessor, including receiving additional financial information, agreeing to extend the current term of the lease, enhancing the lease guarantee, or consenting to more favorable rent escalations in the future. As such, the Company accounted for these concessions as lease modifications under ASC 842. Rent deferrals agreed upon with respect to rent owed for the second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and were fully repaid prior to December 31, 2020. In the third quarter of 2020, the Company agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represented approximately $1.6 million of rental revenue recognized in the second quarter of 2020. The receivables for these abatements were recorded as lease incentives in intangible lease assets, net on our Consolidated Balance Sheets and will be amortized as a reduction of revenue over the amended lease terms. As of October 28, 2021, the Company has not abated rent for the fourth quarter of 2020 or the nine months ended September 30, 2021.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in intangible lease assets, net, on our Consolidated Balance Sheets. During the year ended December 31, 2020, the Company paid lease incentives of $4.2 million to tenants. During the nine months ended September 30, 2021, the Company paid tenants $815 thousand for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
tenant improvements which qualified as lease incentives under U.S. GAAP as the Company was determined not to be the accounting owner of the improvements.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At September 30, 2021 and December 31, 2020, credit card receivables, included in other assets, totaled $80 thousand and $68 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
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
Gain on Sale, Net
The Company recognizes gain (loss) on sale, net of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the nine months ended September 30, 2021, the Company sold two properties, which resulted in a realized gain of $431 thousand.
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
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 61% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. As of September 30, 2021, we had 309 Olive Garden branded locations in our portfolio, which comprise approximately 34% of our leased properties and approximately 45% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 13% of our leased properties and approximately 13% of the revenues received under leases as of September 30, 2021. Our properties, including the Kerrow Restaurant Operating Business, are located in 46 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (approximately 11%) and Florida (approximately 10%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At September 30, 2021, our exposure to risk related to our derivative instruments totaled $8.6 million including accrued interest, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $197.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Land	$926,628	$827,502
Buildings and improvements	1,274,952	1,192,722
Equipment	135,683	134,919
Total gross real estate investments	2,337,263	2,155,143
Less: Accumulated depreciation	(675,827)	(657,621)
Total real estate investments, net	1,661,436	1,497,522
Intangible lease assets, net	101,072	96,291
Total Real Estate Investments and Intangible Lease Assets, Net	$1,762,508	$1,593,813
During the nine months ended September 30, 2021, the Company invested $195.1 million, including transaction costs, in 89 properties located in twenty-five states, and allocated the investment as follows: $97.9 million to land, $82.4 million to buildings and improvements, $0.9 million to equipment, and $13.9 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 9.3 years as of September 30, 2021. During the nine months ended September 30, 2021, the Company sold two properties with a combined net book value of $2.8 million for a realized gain on sale of $431 thousand.
During the nine months ended September 30, 2021, the Company exercised its option to purchase one of the properties where the Company was the lessee under the ground lease. This lease was previously accounted for as a finance lease. This purchase resulted in an increase in land and a corresponding decrease in finance lease right-of-use assets of $1.2 million.
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
During the nine months ended September 30, 2020, the Company exercised its option to purchase three of the properties where the Company was the lessee under the ground lease. This lease was previously accounted for as a finance lease. This purchase resulted in an increase in land and a corresponding decrease in finance lease right-of-use assets of $6.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Intangible Lease Assets and Liabilities, Net
Acquired in-place lease intangibles are amortized over the remaining lease term as depreciation and amortization expense. Above-market and below-market leases are amortized over the initial term of the respective leases as an adjustment to rental revenue. Lease incentives are amortized over the initial term of the respective leases as an adjustment to rental revenue. Intangible lease liabilities are included in Other liabilities in our Consolidated Balance Sheets.
The following tables detail intangible lease assets and liabilities.

	September 30,	December 31,
(In thousands)	2021	2020
Acquired in-place lease intangibles	$77,748	$63,848
Above-market leases	13,821	13,821
Finance leases - right of use asset (1)	24,383	25,607
Lease incentives	6,661	5,846
Direct lease costs	87	—
Total	122,700	109,122
Less: Accumulated amortization	(21,628)	(12,831)
Intangible Lease Assets, Net	101,072	$96,291
(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	September 30,	December 31,
(In thousands)	2021	2020
Below-market leases	$2,978	$2,978
Less: Accumulated amortization	$(935)	(613)
Intangible Lease Liabilities, Net	$2,043	$2,365
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $2.5 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $6.9 million and $4.4 million for the nine months ended September 30, 2021 and 2020, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $405 thousand and $363 thousand for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $750 thousand for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, lease incentive amortization was $81 thousand and $48 thousand, respectively, and $242 thousand and $48 thousand for the nine months ended September 30, 2021 and 2020, respectively.
At September 30, 2021, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 9.0 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases and lease incentives was 8.8 years, 7.6 years, 9.5 years and 13.6 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at September 30, 2021.

(In thousands)	September 30,
2021 (three months)	$3,080
2022	11,955
2023	10,049
2024	8,647
2025	7,133
Thereafter	27,568
Total Future Amortization	$68,432
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
Operating Lease Liability
As of September 30, 2021, maturities of operating lease liabilities were as follows:

(In thousands)	September 30,
2021 (three months)	$172
2022	693
2023	705
2024	718
2025	470
Thereafter	5,381
Total Payments	8,139
Less: Interest	(2,408)
Operating Lease Liability	$5,731
The weighted-average discount rate for operating leases at September 30, 2021 was 4.13%. The weighted-average remaining lease term was 16.6 years.
Rental expense was $218 thousand and $222 thousand for the three months ended September 30, 2021 and 2020, respectively. Rental expense was $667 thousand and $542 thousand for the nine months ended September 30, 2021 and 2020, respectively.

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
The following table shows the components of rental revenue for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Lease revenue - operating leases	$42,623	$38,271	124,599	112,899
Variable lease revenue (tenant reimbursements)	1,050	600	2,751	1,732
Total Rental Revenue	$43,673	$38,871	$127,350	$114,631
Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	September 30,
2021 (three months)	$42,514
2022	171,134
2023	171,410
2024	171,073
2025	169,685
Thereafter	1,056,667
Total Future Minimum Lease Payments	$1,782,483
Ground Leases as Lessee
As of September 30, 2021, the Company had finance ground lease assets aggregating $24.4 million. These assets are included in intangible lease assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 62 years to 98 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 95 years at September 30, 2021.
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At September 30, 2021, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $450 million of senior, unsecured, fixed rate notes. At December 31, 2020, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $350 million of senior, unsecured, fixed rate notes. At September 30, 2021 and December 31, 2020, the outstanding borrowings under the revolving credit facility were $53 million and $10 million, respectively, and there were no outstanding letters of credit. The revolving credit facility portion will mature on November 9, 2025 with a six month extension option.
Revolving Credit and Term Loan Agreement
On June 4, 2021, the Company and its subsidiary, FCPT OP (the “Borrower”), entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Loan Agreement”), which amended and restated in its entirety an existing Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 2, 2017. Prior to the Loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Loans under the Loan Agreement accrue interest at a per annum rate equal to, at the Borrower’s election, either a LIBOR rate plus a margin of 1.25% to 2.00%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 0.25% to 1.00%. In each case, the margin is determined according to, at the Borrower’s election, either (1) the Company’s total leverage ratio in effect from time to time, or (2) at any time after the Company has received an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services on its senior, unsecured, long-term indebtedness, the credit rating applicable from time to time with respect to such indebtedness. In the event that all or a portion of the principal amount of any loan borrowed pursuant to the Loan Agreement is not paid when due, interest will accrue at the rate that would otherwise be applicable thereto plus 2.00%. So long as the Company continues to determine pricing according to its total leverage ratio, a facility fee at a rate of 0.15% to 0.30% per annum depending on the Company’s total leverage ratio, applies to the total revolving commitments available under the Loan Agreement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the Term Loan balances as of September 30, 2021 and December 31, 2020.

				Outstanding Balance
	Maturity	Interest		September 30,	December 31,
(Dollars in thousands)	Date	Rate		2021	2020
Term Loans:
Term loan due 2022	Nov 2022	N/A	(a)	$—	$150,000
Term loan due 2023	Nov 2023	1.33%	(a)	50,000	150,000
Term loan due 2024	Mar 2024	1.33%	(a)	100,000	100,000
Term loan due 2025	Nov 2025	1.38%	(a)	150,000	—
Term loan due 2026	Nov 2026	1.38%	(a)	100,000	—
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread of 1.25% to 1.30% at September 30, 2021.
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
The following table presents the senior unsecured fixed rate notes balance as of September 30, 2021 and December 31, 2020.

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
Deferred Financing Costs
At September 30, 2021 and December 31, 2020, net unamortized deferred financing costs were approximately $8.8 million and $6.1 million, respectively. During the three months ended September 30, 2021 and 2020, amortization of deferred financing costs was $468 thousand and $543 thousand, respectively. During the nine months ended September 30, 2021 and 2020, amortization of deferred financing costs was $1.9 million and $1.6 million, respectively. The amortization of deferred financing costs for the nine months ended September 30, 2021, includes a one-time charge of $364 thousand for deferred financing costs expensed as a result of the execution of the Loan Agreement on June 4, 2021. The weighted average interest rate on the term loans before consideration of the interest rate hedge described below was 1.36% and 1.44% at September 30, 2021 and December 31, 2020, respectively. The weighted average interest rate on the revolving credit facility was 1.60% at December 31, 2020.
The Company was in compliance with all debt covenants at September 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of September 30, 2021 and December 31, 2020, $350 million of our variable-rate debt is hedged by swaps with notional values totaling $350 million.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $6.9 million will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2021 and 2020, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2021 and December 31, 2020.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		September 30, 2021	December 31, 2020		September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$2,994	$762	Derivative liabilities	$11,565	$18,717
Total		$2,994	$762		$11,565	$18,717
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)
The table below presents the effect of our interest rate swaps on comprehensive income for the three and nine months ended September 30, 2021 and 2020.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended September 30, 2021	$1,340	Interest expense	$1,748	$(8,311)
Three months ended September 30, 2020	(19)	Interest expense	1,380	(7,410)
Nine months ended September 30, 2021	6,447	Interest expense	5,220	(24,328)
Nine months ended September 30, 2020	(27,934)	Interest expense	2,570	(21,732)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at September 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2021	$2,994	$—	$2,994	$(951)	$—	$2,043
December 31, 2020	762	—	762	(634)	—	128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2021	$11,565	$—	$11,565	$(951)	$—	$10,614
December 31, 2020	18,717	—	18,717	(634)	—	18,083
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At September 30, 2021 and December 31, 2020, the fair value of derivatives related to these agreements was approximately $8.6 million and $18.0 million in net liabilities, respectively. As of September 30, 2021, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at September 30, 2021, we could have been required to settle our obligations under the agreements at their termination value of approximately $8.6 million.
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Operating lease right-of-use asset	$5,040	$5,397
Prepaid acquisition costs and deposits	3,545	3,159
Prepaid assets	718	1,134
Accounts receivable	992	1,035
Food and beverage inventories	186	183
Other	729	931
Total Other Assets	$11,210	$11,839
Other Liabilities
The components of other liabilities were as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Operating lease liability	$5,731	$6,058
Accrued interest expense	6,509	1,597
Intangible lease liabilities, net	2,043	2,365
Accrued compensation	1,991	2,005
Accounts payable	328	376
Accrued operating expenses	155	223
Other	3,344	2,475
Total Other Liabilities	$20,101	$15,099

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the nine months ended September 30, 2021 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended September 30, 2021 and 2020, we recorded income tax expense of $97 thousand and $67 thousand, respectively. During the nine months ended September 30, 2021 and 2020, we recorded income tax expense of $231 thousand and $192 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses of the Kerrow Restaurants Operating Business, it was determined that full valuation allowances were required on the net deferred tax assets as of September 30, 2021. Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At September 30, 2021 and December 31, 2020, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at September 30, 2021 and December 31, 2020.
Common Stock
At September 30, 2021 and December 31, 2020, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At September 30, 2021, there were 77,245,726 shares of the Company's common stock issued and outstanding.
On March 8, 2021, we declared a dividend of $0.3175 per share, which was paid in April 2021 to common stockholders of record as of March 31, 2021.
On June 14, 2021, we declared a dividend of $0.3175 per share, which was paid in July 2021 to common stockholders of record as of June 30, 2021.
On September 27, 2021, we declared a dividend of $0.3175 per share, which was paid in October 2021 to common stockholders of record as of October 7, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
During the three months ended September 30, 2021, the Company issued 1,000,193 shares under the current ATM program at a weighted average share price of $27.67 for net proceeds of $27.1 million. During the nine months ended September 30, 2021, the Company issued 1,161,702 shares under its ATM programs at a weighted average share price of $27.93 for net proceeds of $31.8 million.
During the three months ended September 30, 2020, the Company issued 2,435,958 shares under the prior ATM program at a weighted average share price of $25.65 for net proceeds of $61.3 million. During the nine months ended September 30, 2020, the Company issued 2,580,279 shares under the prior ATM program at a weighted average share price of $25.93 for net proceeds of $65.6 million.
At September 30, 2021, there was $322.3 million available for issuance under the current ATM program.
Noncontrolling Interest
At September 30, 2021, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the nine months ended September 30, 2021, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $3.1 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021, FCPT was the owner of approximately 99.85% of FCPT’s OP units. The remaining 0.15%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the nine months ended September 30, 2021, FCPT OP distributed $137 thousand to its limited partners and settled redemptions of 44,833 OP units for shares of common stock.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2021 and 2020.

(In thousands except for shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average common shares outstanding – basic	76,250,614	71,009,154	76,094,133	70,430,037
Net effect of dilutive equity awards	109,912	221,327	128,034	228,463
Average common shares outstanding – diluted	76,360,526	71,230,481	76,222,167	70,658,500
Net income available to common shareholders	$21,164	$19,349	$61,881	$57,080
Basic net earnings per share	$0.28	$0.27	$0.81	$0.81
Diluted net earnings per share	$0.28	$0.27	$0.81	$0.81
For the three months ended September 30, 2021 and 2020, the number of outstanding equity awards that were anti-dilutive totaled 192,151 and 216,773, respectively. For the nine months ended September 30, 2021 and 2020, the number of outstanding equity awards that were anti-dilutive totaled 174,029 and 209,637, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
stock. The weighted average exchangeable OP units outstanding for the three months ended September 30, 2021 and 2020 was 158,905 and 204,392, respectively. The weighted average exchangeable OP units outstanding for the nine months ended September 30, 2021 and 2020 was 159,228 and 221,355, respectively.
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
At September 30, 2021, 696,994 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $5.1 million at September 30, 2021 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2021	$1,755	$1,522	$1,342	$4,619
Equity grants	1,383	2,394	—	3,777
Equity grant forfeitures	(25)	(109)	(27)	(161)
Equity compensation expense	(963)	(1,642)	(487)	(3,092)
Unrecognized Compensation Cost at September 30, 2021	$2,150	$2,165	$828	$5,143
At September 30, 2021, the weighted average amortization period remaining for all of our equity awards was 2.0 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At September 30, 2021 and December 31, 2020, there were 159,524 and 137,585 RSUs outstanding, respectively. During the three months ended September 30, 2021, there were no shares of restricted stock granted, 582 RSUs vested, and 865 RSUs were forfeited. During the nine months ended September 30, 2021, there were 49,390 shares of restricted stock granted, 26,586 RSUs vested, and 865 RSUs were forfeited. Restrictions on these RSUs lapse through 2026.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At September 30, 2021 and December 31, 2020, there were 116,505 and 102,355 RSAs outstanding, respectively. During the three months ended September 30, 2021, there were no shares of restricted stock granted, 2,053 shares forfeited, and no restrictions on RSAs lapsed and were distributed. During the nine months ended September 30, 2021, there were 87,664 shares of restricted stock granted, 3,882 shares forfeited, and restrictions on 69,632 RSAs lapsed and were distributed, of which 35,551 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2024. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At September 30, 2021 and December 31, 2020, the target number of PSUs that were unvested was 208,481 and 202,706, respectively. During the three months ended September 30, 2021, no PSUs were granted or vested and 1,992 PSUs were forfeited. During the nine months ended September 30, 2021, PSUs with a target number of 75,476 shares were granted and PSUs with a target number of 67,709 shares vested. The total shareholder return calculated for these PSUs resulted in a distribution of 200% of target shares, resulting in the distribution of 135,418 shares, of which 75,194 were withheld for tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The performance period of the unvested grants run from January 1, 2021 through December 31, 2023, from January 1, 2020 through December 31, 2022, and from January 1, 2019 through December 31, 2021. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a combination of relative shareholder return and total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2021 PSU grant, the Company used an implied volatility assumption of 49.0% (based on historical volatility), normalized risk free rate of 2.50%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), which resulted in a grant date fair value of zero.
Based on the grant date fair value, the Company expects to recognize $0.5 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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

September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$2,994	$—	$2,994
Liabilities
Derivative liabilities	$—	$11,565	$—	$11,565

December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$762	$—	$762
Liabilities
Derivative liabilities	$—	$18,717	$—	$18,717
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at September 30, 2021, and December 31, 2020 were classified as Level 2 of the fair value hierarchy.
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets. The fair value of the long-term debt (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.

	September 30, 2021
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2023	$50,000	$50,295
Term loan due 2024	100,000	100,590
Term loan due 2025	150,000	151,934
Term loan due 2026	100,000	101,417
Senior fixed note due June 2024	50,000	54,974
Senior fixed note due June 2027	75,000	86,944
Senior fixed note due June 2026	50,000	57,011
Senior fixed note due June 2028	50,000	58,301
Senior fixed note due June 2029	50,000	52,917
Senior fixed note due April 2030	75,000	79,437
Senior fixed note due April 2029	50,000	51,751
Senior fixed note due April 2031	50,000	52,217
Revolving credit facility	53,000	53,332

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2020
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2022	$150,000	$150,992
Term loan due 2023	150,000	150,980
Term loan due 2024	100,000	100,740
Senior fixed note due June 2024	50,000	55,802
Senior fixed note due June 2027	75,000	89,547
Senior fixed note due June 2026	50,000	58,694
Senior fixed note due June 2028	50,000	60,394
Senior fixed note due June 2029	50,000	54,995
Senior fixed note due April 2030	75,000	82,238
Revolving credit facility	10,000	10,069
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
NOTE 14 – SEGMENTS
During the three and nine months ended September 30, 2021 and 2020, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables present financial information by segment for the three and nine months ended September 30, 2021 and 2020.
Three Months Ended September 30, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$43,673	$—	$—	$43,673
Intercompany rental revenue	209	—	(209)	—
Restaurant revenue	—	7,033	—	7,033
Total revenues	43,882	7,033	(209)	50,706
Operating expenses:
General and administrative	4,262	—	—	4,262
Depreciation and amortization	8,447	384	—	8,831
Property expenses	1,453	—	—	1,453
Restaurant expenses	—	6,755	(209)	6,546
Total operating expenses	14,162	7,139	(209)	21,092
Interest expense	(8,311)	—	—	(8,311)
Other income	2	—	—	2
Income tax expense	(46)	(51)	—	(97)
Net Income	$21,365	$(157)	$—	$21,208
Three Months Ended September 30, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$38,871	$—	$—	$38,871
Intercompany rental revenue	136	—	(136)	—
Restaurant revenue	—	4,097	—	4,097
Total revenues	39,007	4,097	(136)	42,968
Operating expenses:
General and administrative	3,741	—	—	3,741
Depreciation and amortization	7,405	118	—	7,523
Property expenses	838	—	—	838
Restaurant expenses	—	4,123	(136)	3,987
Total operating expenses	11,984	4,241	(136)	16,089
Interest expense	(7,410)	—	—	(7,410)
Other income	2	—	—	2
Income tax expense	(40)	(27)	—	(67)
Net Income (Loss)	$19,575	$(171)	$—	$19,404

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nine Months Ended September 30, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$127,350	$—	$—	$127,350
Intercompany rental revenue	533	—	(533)	—
Restaurant revenue	—	19,374	—	19,374
Total revenues	127,883	19,374	(533)	146,724
Operating expenses:
General and administrative	13,490	—	—	13,490
Depreciation and amortization	25,071	384	—	25,455
Property expenses	3,657	—	—	3,657
Restaurant expenses	—	18,527	(533)	17,994
Total operating expenses	42,218	18,911	(533)	60,596
Interest expense	(24,328)	—	—	(24,328)
Other income	10	—	—	10
Realized gain on sale, net	431	—	—	431
Income tax expense	(128)	(103)	—	(231)
Net Income	$61,650	$360	$—	$62,010
Nine Months Ended September 30, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$114,631	$—	$—	$114,631
Intercompany rental revenue	408	—	(408)	—
Restaurant revenue	—	11,696	—	11,696
Total revenues	115,039	11,696	(408)	126,327
Operating expenses:
General and administrative	11,303	—	—	11,303
Depreciation and amortization	21,294	376	—	21,670
Property expenses	2,539	—	—	2,539
Restaurant expenses	—	12,207	(408)	11,799
Total operating expenses	35,136	12,583	(408)	47,311
Interest expense	(21,732)	—	—	(21,732)
Other income	168	—	—	168
Income tax expense	(114)	(78)	—	(192)
Net Income (Loss)	$58,225	$(965)	$—	$57,260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables present supplemental information by segment at September 30, 2021 and December 31, 2020.
Supplemental Segment Information at September 30, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,317,177	$20,086	$2,337,263
Accumulated depreciation	(670,848)	(4,979)	(675,827)
Total real estate investments, net	1,646,329	15,107	1,661,436
Cash and cash equivalents	6,733	1,076	7,809
Total assets	1,817,846	20,264	1,838,110
Long-term debt, net of deferred financing costs	894,154	—	894,154
Supplemental Segment Information at December 31, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,138,466	$16,677	$2,155,143
Accumulated depreciation	(652,070)	(5,551)	(657,621)
Total real estate investments, net	1,486,396	11,126	1,497,522
Cash and cash equivalents	10,517	547	11,064
Total assets	1,651,878	16,301	1,668,179
Long-term debt, net of deferred financing costs	753,878	—	753,878

NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after September 30, 2021, the date of the Consolidated Balance Sheet, through October 28, 2021 and noted the following:
Acquisitions
Through October 28, 2021, the Company invested $10.7 million in the acquisition of five net lease properties with an investment yield of approximately 6.4%, and approximately 16.8 years of lease term remaining. The Company funded the acquisitions with cash on hand and proceeds from its revolving credit facility. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at September 30, 2021.

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

During the nine months ended September 30, 2021, FCPT acquired 89 properties for a total investment value of $192.8 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 9.3 years. The Company also invested $2.3 million in the construction of a Longhorn Steakhouse for the Kerrow Restaurant Operating Business, which opened in April 2021.
At September 30, 2021, our lease portfolio had the following characteristics:
•886 properties located in 46 states and representing an aggregate leasable area of 5.8 million square feet;
•99.8% occupancy (based on leasable square footage);
•An average remaining lease term of 9.6 years (weighted by annualized base rent); and
•An average annual rent escalation of 1.40% through December 31, 2030 (weighted by annualized base rent).

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
We have collected over 99% of our portfolio’s contractual base rent for the nine months ended September 30, 2021. Rent deferrals agreed to for rent owed for second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and were fully repaid prior to December 31, 2020. In the third quarter of 2020, the Company agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represented approximately $1.6 million of rental revenue recognized in the second quarter of 2020. During the third quarter of 2020, the receivables for abatements were recorded as lease incentives and will be amortized as a reduction to revenue over the amended lease terms. The Company did not agree to any rent deferrals during the fourth quarter of 2020 or the nine months ended September 30, 2021.

Results of Operations
During the three and nine months ended September 30, 2021 and 2020, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and nine months ended September 30, 2021 and 2020 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues:
Rental revenue	$43,673	$38,871	$127,350	$114,631
Restaurant revenue	7,033	4,097	19,374	11,696
Total revenues	50,706	42,968	146,724	126,327
Operating expenses:
General and administrative	4,262	3,741	13,490	11,303
Depreciation and amortization	8,831	7,523	25,455	21,670
Property expenses	1,453	838	3,657	2,539
Restaurant expenses	6,546	3,987	17,994	11,799
Total operating expenses	21,092	16,089	60,596	47,311
Interest expense	(8,311)	(7,410)	(24,328)	(21,732)
Other income	2	2	10	168
Realized gain on sale, net	—	—	431	—
Income tax expense	(97)	(67)	(231)	(192)
Net income	21,208	19,404	62,010	57,260
Net income attributable to noncontrolling interest	(44)	(55)	(129)	(180)
Net Income Attributable to Common Shareholders	$21,164	$19,349	$61,881	$57,080

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Real Estate Operations
Rental Revenue
Rental revenue increased $4.8 million, or 12.4%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was due primarily to the net acquisition of 135 leased properties, during the year-over-year period from October 1, 2020 through September 30, 2021. During the three months ended September 30, 2021, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $1,050 thousand as compared to $600 thousand during the three months ended September 30, 2020. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $521 thousand, or 13.9%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due: to an increase in compensation-related expenses stemming from a higher head count and benefits costs and stock compensation expense. The increase was also due to increased board of director compensation, as the company elected two new members to the board of directors on November 5, 2020.

Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $1.3 million, or 17.4%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to the acquisition of 135 properties, during the year-over-year period from October 1, 2020 through September 30, 2021.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended September 30, 2021, we recorded property expenses of $1.5 million, of which $1.0 million was reimbursed by tenants. During the three months ended September 30, 2020, we recorded property expenses of $838 thousand, of which $600 thousand was reimbursed by tenants. The primary reasons for the $165 thousand increase in non-reimbursed expenses were an increase in property taxes, maintenance costs, and abandoned deal costs.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $450 million of senior fixed rate notes. Interest expense increased $0.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the issuance of $100 million of senior fixed notes in April 2021.
Realized Gain on Sale, Net
During the three months ended September 30, 2021 and 2020, the Company did not sell any assets.
Income Taxes
During the three months ended September 30, 2021 and 2020, our income tax expense was $97 thousand and $67 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio.
Restaurant Operations
In April 2021, the Kerrow Restaurant Operating Business finished construction of and opened a seventh Longhorn Steakhouse Restaurant in San Antonio, Texas. The total investment in the seventh restaurant for the Company totaled $5.4 million, which is included in Real Estate Investments, Net in the Consolidated Balance Sheets.
Restaurant revenues increased by $2.9 million, or 71.7%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an improvement in casual dining trends as restrictions on seating capacity were eased and the addition of a seventh restaurant which began operations in April 2021.
Total restaurant expenses increased by $2.6 million, or 64.2%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in cost of goods sold and labor costs and the addition of a seventh restaurant which began operations in April 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Real Estate Operations
Rental Revenue
Rental revenue increased $12.7 million, or 11.1%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was due to the net acquisition of 135 leased properties, during the year-over-year period from October 1, 2020 through September 30, 2021. During the nine months ended September 30, 2021, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of

$2.8 million as compared to $1.7 million during the nine months ended September 30, 2020. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $2.2 million, or 19.3%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in cash compensation-related expenses stemming from a higher head count and benefits costs related to employees added in 2020 and 2021 as well as an increase in legal fees related to the amendment of our credit facility. The increase was also due to increased board of director compensation, as the company elected two new members to the board of directors on November 5, 2020.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $3.8 million, or 17.5%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the acquisition of 135 properties, during the year-over-year period from October 1, 2020 through September 30, 2021.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties and franchise taxes. During the nine months ended September 30, 2021, we recorded property expenses of $3.7 million, of which $2.8 million was reimbursed by tenants. During the nine months ended September 30, 2020, we recorded property expenses of $2.5 million, of which $1.7 million was reimbursed by tenants. The primary reason for the $99 thousand increase in non-reimbursed property expenses was an increase in property taxes and maintenance costs, which was partially offset by a decrease in abandoned deal costs.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $450 million of senior fixed rate notes. Interest expense increased $2.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to deferred financing costs which were expensed as a result of the extension of the term loans and amended revolving credit facility and issuance of $100 million of senior fixed notes in April 2021.
Realized Gain on Sale, Net
During the nine months ended September 30, 2021, the Company sold two properties with a combined net book value of $2.8 million for a realized gain on sale of $431 thousand. The Company did not sell any assets during the nine months ended September 30, 2020.
Income Taxes
During the nine months ended September 30, 2021 and 2020, our income tax expense was $231 thousand and $192 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio.

Restaurant Operations
In April 2021, the Kerrow Restaurant Operating Business finished construction of and opened a seventh Longhorn Steakhouse Restaurant in San Antonio, Texas. The total investment in the seventh restaurant for the Company totaled $5.4 million, which is included in Real Estate Investments, Net in the Consolidated Balance Sheets.
Restaurant revenues increased by $7.7 million, or 65.6%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an improvement in casual dining trends as restrictions on seating capacity were eased and the addition of a seventh restaurant which began operations in April 2021.
Total restaurant expenses increased by $6.2 million, or 52.5%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in cost of goods sold and labor costs and the addition of a seventh restaurant which began operations in April 2021.
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
At September 30, 2021, we had $7.8 million of cash and cash equivalents and $197 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2025, subject to our ability to extend the term for one additional six-month period to May 9, 2026. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of September 30, 2021, we had outstanding borrowings of $53 million under the revolving credit facility. At September 30, 2021, the weighted average interest rate on the term loans and the revolver, after consideration of the interest rate hedges, was 2.74%.
We have entered into the following interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility. These hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income.

Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
$100,000	11/9/2018	11/9/2021	1.960%	one-month LIBOR
$100,000	11/9/2020	11/9/2023	2.302%	one-month LIBOR
$100,000	11/9/2020	11/9/2022	2.002%	one-month LIBOR
$50,000	11/9/2020	11/9/2025	0.503%	one-month LIBOR
$100,000	11/9/2021	11/9/2022	2.002%	one-month LIBOR
$150,000	11/9/2022	11/9/2024	1.913%	one-month LIBOR
$50,000	11/9/2023	11/9/2025	0.821%	one-month LIBOR
$100,000	11/9/2024	11/9/2025	0.821%	one-month LIBOR
$50,000	11/9/2025	11/9/2028	1.496%	one-month LIBOR
$50,000	11/9/2025	11/9/2027	1.485%	one-month LIBOR
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

During the nine months ended September 30, 2021, the Company issued 1,161,702 shares at a weighted average share price of $27.93 for net proceeds of $31.8 million. At September 30, 2021, there was $322.3 million available for issuance under our new ATM program.
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
The COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, in 2020 and the first nine months of 2021 and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations.
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
Off-Balance Sheet Arrangements
At September 30, 2021, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Net income	$21,208	$19,404	$62,010	$57,260
Depreciation and amortization on real estate investments	8,797	7,503	25,378	21,615
Realized gain on sales of real estate, net	—	—	(431)	—
FFO (as defined by NAREIT)	$30,005	$26,907	$86,957	$78,875
Straight-line rent	(1,979)	(2,248)	(5,775)	(6,519)
Recognized rental revenue expected to be abated (1)	—	(196)	—	(1,568)
Stock-based compensation	844	868	3,092	2,496
Non-cash amortization of deferred financing costs	468	543	1,901	1,589
Other non-cash interest (income) expense	—	1	—	(1)
Non-real estate investment depreciation	34	20	77	55
Other non-cash revenue adjustments	536	412	1,590	799
Adjusted Funds from Operations (AFFO)	$29,908	$26,307	$87,842	$75,726

Fully diluted shares outstanding (2)	76,519,431	71,434,873	76,381,395	70,879,855

FFO per diluted share	$0.39	$0.38	$1.14	$1.11

AFFO per diluted share	$0.39	$0.37	$1.15	$1.07
(1)    Amount represents base rent that the Company believed it would abate as a result of lease amendments. GAAP requires revenue recognition for the abated rent in the current period. For the second quarter of 2020, this amount was recorded in rental revenue and accounts receivable. When the related amendments were signed, the accounts receivable balance equal to the abated rental payment was recognized as a lease incentive and amortized as a reduction to rental revenue over the future lease term.
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

Changes in Internal Control over Financial Reporting
During the third quarter of 2021, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	October 28, 2021	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 28, 2021	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	October 28, 2021	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)