Form 10-K
period 2021-12-31
Four Corners Property Trust, Inc.
filed 2022-02-23
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-37538
FOUR CORNERS PROPERTY TRUST, INC.
(Exact name of Registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

591 Redwood Highway,	Suite 3215,	Mill Valley,	CA	94941
(Address of principal executive offices)
Registrant’s telephone number, including area code: (415) 965-8030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FCPT	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $2,084,055,673.
Number of shares of Common Stock, par value $0.0001, outstanding as of February 22, 2022: 80,363,738
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2022 are incorporated by reference into Part III of this Report.

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - K
YEAR ENDED DECEMBER 31, 2021

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
Business Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and retail industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2021, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In addition to managing our existing properties, our strategy includes investing in additional restaurant and retail properties to grow and diversify our existing portfolio. We expect this acquisition strategy will decrease our reliance on Darden and help us gain exposure to non-restaurant retail properties over time. We intend to purchase properties that are well located, occupied by durable concepts, with creditworthy tenants whose operating cash flows are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring properties that have high levels of operator profitability compared to rent payments and have absolute rent levels that generally reflect market rates.
In 2021, FCPT engaged in various real estate transactions for a total investment of $268.4 million, including capitalized transaction costs. Pursuant to these transactions, we acquired an additional 122 rental properties and ground leasehold interests, aggregating 779 thousand square feet.
As of December 31, 2021, our lease portfolio had the following characteristics:
•919 free-standing properties located in 46 states and representing an aggregate leasable area of 6.0 million square feet;
•99.9% occupancy (based on leasable square footage);
•An average remaining lease term of 9.3 years (weighted by annualized base rent);
•An average annual rent escalation of 1.40% through December 31, 2030 (weighted by annualized base rent); and
•63.6% investment-grade tenancy (weighted by annualized base rent).
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
Our restaurant operations segment is conducted through a taxable REIT subsidiary (“TRS”) and consists of our Kerrow Restaurant Operating Business. The associated sales revenues, restaurant expenses and overhead on Kerrow Restaurant Operating Business’s seven buildings and equipment comprise our restaurant operations.
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
The key components of our business strategy, beyond managing our properties in accordance with our leases, include:
    Investment Strategy
    Acquire Additional Restaurant and Retail Properties: Our investment strategy is primarily to acquire restaurant and retail properties that are occupied at well-located sites by nationally recognized brands with quality operators subject to long-term net leases. These acquisitions may take many forms including, sale-leaseback transactions, one-off acquisitions or acquisitions of portfolios of properties from other REITs, and other public and private real estate owners, and acquisitions of outparcel properties from mall and shopping center companies. We will employ a disciplined, opportunistic acquisition strategy and price transactions appropriately based on, among other things, the mix of assets acquired, length and terms of the lease, location and submarket attractiveness, and the credit worthiness of the existing tenant.
    Increase Diversity of Portfolio: We seek to develop a diverse asset portfolio as we continue to expand. As of December 31, 2021, properties in our leasing portfolio were located in 46 different states across the continental United States, comprised of 112 unique tenant brands, and our properties in only two states, Texas and Florida, individually accounted for more than 10% of our total revenue with 10.9% and 10.5% of our total revenue, respectively. Additionally, as of December 31, 2021, restaurant properties and non-restaurant retail properties accounted for 90.4% and 9.6%, respectively, of our total revenues. Acquiring restaurant properties while also acquiring non-restaurant retail properties allows us to leverage our experience with the restaurant industry and accelerate our diversified growth and, in doing so, reduce our concentration with Darden.
    Operating Strategy
    Long-Term, Net Lease Structure: We intend to hold our properties for long-term investment. Our properties are leased to our tenants on a net lease basis with a weighted average remaining lease term of approximately 9.3 years before any renewals and an average annual rent escalation of 1.4% through December 31, 2030 (weighted by annualized base rent), thereby providing a long-term, stable income stream. Under the leases, the tenant is typically responsible for maintaining the properties in accordance with prudent industry practice and in compliance with all federal and state standards. The maintenance responsibilities include, among others, maintaining the building, building systems including roofing systems and other improvements. In addition to maintenance requirements, the tenant is also generally responsible for insurance required to be carried under the leases, taxes levied on or with respect to the properties, payment of common area maintenance charges and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. At the option of the tenant, the leases will generally allow extensions for a certain number of multi-year renewal terms beyond the initial term and the tenant can elect which of the properties then subject to the leases to renew. The number and duration of the renewal terms for any given property may vary, however, based on the initial term of the relevant lease and other factors.
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
    Financing Strategy
    Maintain Balance Sheet Strength and Liquidity: We intend to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through operations, our revolving credit facility which has an undrawn capacity as of December 31, 2021 of $214 million, our ability to access the public equity markets, and our ability to access bank and private placement debt markets. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our assets and acquire assets with cash flow growth potential. We intend to continue to invest in both restaurant properties and, increasingly over time, other retail property types beyond the restaurant industry.
We expect that future investments in properties, including any improvements or renovations of currently owned or newly-acquired properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our $250 million revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Our investment and financing policies and objectives are subject to change periodically at the discretion of our Board of Directors without a vote of shareholders. We also have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. In February 2021, the Company renewed its “At-the-Market” (“ATM”) program under which it can sell common stock with an aggregate value of up to $350 million through broker-dealers. As of December 31, 2021, we hold an investment grade rating of BBB- from Fitch Ratings.
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
Our Portfolio
At December 31, 2021, our investment portfolio included 919 rental properties, all within the continental United States. These properties were held for investment, with an aggregate leasable area of approximately 6.0 million square feet, were located in 46 states, and had a weighted average remaining lease term of 9.3 years before any lease renewals. An additional seven properties, representing the Kerrow Restaurant Operating Business, are operated by Kerrow subject to franchise agreements with Darden (“Franchise Agreements”). Two of these restaurants are subject to ground leases to third parties.
The following table summarizes the rental properties by brand as of December 31, 2021:

Brand	Number of FCPT Properties and Leasehold Interests	Total Square Feet (000s)	Annual Cash Base Rent $(000s)	% Total Cash Base Rent (1)	Avg. Rent Per Square Foot ($)	Tenant EBITDAR Coverage (2)	Lease Term Remaining (Yrs) (3)
Olive Garden	311	2,646	$77,666	44.4%	$29	5.5x	8.7
LongHorn Steakhouse	115	645	22,037	12.6%	34	4.5x	7.5
Other Brands - Restaurant	360	1,695	54,146	30.9%	32	3.0x	11.8
Other Brands - Retail	119	881	16,906	9.6%	19	N/A	6.9
Other Brands - Darden	14	128	4,464	2.5%	35	3.9x	7.0
Total	919	5,995	$175,219	100.0%	$29	4.4x	9.3
(1)     Current scheduled minimum contractual rent as of December 31, 2021.
(2)    We have estimated Darden current quarter EBITDAR coverage using latest FCPT portfolio reported sales results for the quarter ended November 2021 and Darden brand average margins reported for the same period.
(3)     Lease term remaining is defined as the lease term weighted by the annual cash base rent.

The following table summarizes the diversification of FCPT’s lease portfolio by state as of December 31, 2021:

State	# of Leases	% of Annual Base Rent
Texas	78	10.9%
Florida	78	10.5%
Ohio	70	7.1%
Georgia	57	6.0%
Illinois	50	4.5%
Michigan	44	4.0%
Indiana	51	3.9%
Virginia	27	2.9%
Pennsylvania	24	2.9%
Tennessee	28	2.9%
Maryland	28	2.7%
New York	26	2.7%
North Carolina	25	2.5%
South Carolina	26	2.5%
California	15	2.5%
Mississippi	24	2.4%
Wisconsin	29	2.4%
Alabama	30	2.4%
Colorado	24	2.3%
Iowa	23	1.9%
Oklahoma	17	1.8%
Kentucky	19	1.8%
Minnesota	12	1.5%
Louisiana	13	1.5%
Arizona	12	1.4%
Nevada	8	1.3%
Missouri	13	1.2%
Arkansas	9	1.1%
Kansas	8	1.0%
17 other states (none greater than 1%)	68	7.5%
Total	936	100.0%
Leases with Darden
The estimated annual cash rent based on current rates for the leases in place with Darden is approximately $104.2 million, with average annual rent escalations of 1.5% through December 31, 2030. Darden also entered into guaranties, pursuant to which it guarantied the obligations of the tenants under substantially all of the leases entered into in respect of the Properties. The Properties are leased to one or more of Darden’s operating subsidiaries pursuant to the leases, which are net leases. The leases in place with Darden provide for a weighted average remaining initial term of approximately 8.4 years as of December 31, 2021, with no purchase options provided that Darden will have a right of first offer with respect to our sale of any property, if there is no default under the lease, and we will be prohibited from selling any Properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. At the option of Darden, the leases will generally allow extensions for a certain number of renewal terms of five years each beyond the initial term and Darden can elect which of our properties then subject to the leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant lease and other factors.
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

As of February 22, 2022, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance or liability with respect to environmental laws that management believes would have a material adverse effect on our business, financial position or results of operations.
Americans with Disabilities Act of 1990
The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenant has the primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of February 22, 2022, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial position or results of operations.
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
Human Capital Resources and Management
As of February 18, 2022, we had 461 employees, of which 432 were employed at our Kerrow Restaurant Operating Business. None of these employees are represented by a labor union.
Our human capital development goals and initiatives are focused on enhancing employee growth, satisfaction and wellness while maintaining a diverse and thriving culture. Several of our human capital development initiatives include the following:
Diversity, Equity and Inclusion
In alignment with our values, we believe people are our greatest asset and we embrace a recruitment process that strives to attract top-tier, diverse talent. We provide equal employment opportunities to all individuals and seek to cultivate an inclusive culture that respects and appreciates diversity of experience, ideas and opinions. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience.
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
Training and Development
We support the continual development of our employees through various training and education programs throughout their tenure at the Company. We aim to develop our employees by providing internal training, leadership coaching programs and providing tuition assistance and course reimbursement for career-enhancing education and licensure requirements. We encourage both formal and informal mentorship to provide employees with critical developmental feedback, including by conducting annual performance and professional development planning opportunities.

Compensation and Benefits
Our compensation program is designed to, among other things, attract, retain and incentivize talented and experienced individuals. We use a mix of competitive salaries and other benefits to attract and retain these individuals. We offer competitive compensation and benefits, including, but not limited to, retirement savings plans and medical, dental and vision coverage. We have generous policies to encourage work/life balance, including paid holiday, vacation and sick time, parental leave, subsidized gym memberships, and fitness programs as well as an employee assistance program that offers confidential assistance 24 hours a day, 365 days a year to assist with personal and work-related problems.
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
•An increase in market interest rates would increase our interest costs on existing and future debt and could adversely affect our stock price, as well as our ability to refinance existing debt and conduct acquisition activity.
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
For the year ended December 31, 2021, Darden and Brinker International, Inc. (“Brinker”) constituted approximately 59.4% and 8.9%, respectively, of our annual cash base rent. As a result, we are dependent on Darden and Brinker successfully operating their businesses and fulfilling their obligations to us. Their ability to do so depends, in part, on their overall performance and profitability, which are based on many factors, many of which are beyond Darden’s or Brinker’s control. Accordingly, we could be materially and adversely affected if Darden or Brinker does not operate their respective businesses successfully.
Actual or perceived threats associated with epidemics, pandemics or public health crises, including the ongoing COVID-19 pandemic, could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to access the capital markets and satisfy debt service obligations and make distributions to our stockholders.
Epidemics, pandemics or other public health crises, including the ongoing COVID-19 pandemic, that impact economic and market conditions, particularly in markets where our properties are located, and preventative measures taken to alleviate any public health crises, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity and ability to access capital markets and satisfy our debt service obligations, and make distributions to our stockholders, and may affect our ability as a net-lease real estate investment trust to acquire properties or lease properties to our tenants, who may be unable, as a result of any economic downturn or longer-term changes in consumer demand occasioned by public health crises, to make rental payments when due.
Our restaurant tenants, as well as our tenants that operate other retail businesses, depend on in-person interactions with their customers to generate unit-level profitability. COVID-19 has decreased and may continue to decrease customers’ willingness to frequent, and mask mandates, vaccination requirements, density limitations and social distancing measures have prevented and may continue to prevent customers from frequenting our tenants’ businesses, which has resulted in decreased profitability for our tenants and may continue to result in our tenants’ inability to maintain profitability and make timely rental payments to us under their leases. Whether we enter into any future lease amendments or grant any future rent concessions or other lease-related relief will be made by our management team and board, as appropriate, based on each tenant’s unique financial and operating situation.
We are not able to predict whether any resurgence of COVID-19, as a result of a new variant or otherwise, or any other epidemics, pandemics or other public health crises will occur in the future that may have adverse impacts. Nevertheless, the ongoing COVID-19 pandemic, including the spread of new variants of the virus, and restrictions intended to prevent its spread and the current financial, economic and capital markets environment and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy our debt service obligations and make distributions to our stockholders. Such adverse impacts could depend on, among other factors:
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
As of December 31, 2021, our restaurant properties include 311 Olive Garden restaurants. As a result, our success, at least in the short-term, is dependent on the continued success of the Olive Garden brand and, to a lesser extent, Darden’s other restaurant brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of the Olive Garden or other Darden brands is reduced or compromised, the value associated with Olive Garden or other Darden-branded properties in our portfolio may be adversely affected.
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
Our properties are located throughout the United States with the highest concentrations located in the states of Texas and Florida, where 10.9% and 10.5% of our annualized base rent was derived as of December 31, 2021, respectively. An economic downturn or other adverse events or conditions such as natural disasters in these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.
We intend to continue to pursue acquisitions of additional properties and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, including the cost of accessing debt or equity markets, and we may not fully realize the potential benefits of such transactions.
In 2021, we acquired 122 properties and ground leasehold interests for a total investment of $268.4 million, including capitalized transaction costs, which were added to our leasing portfolio. We intend to continue to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities, including, but not limited to, continuing to expand our tenant base to third parties other than Darden and acquiring non-restaurant properties. Accordingly, we may often be engaged in evaluating potential transactions, potential new tenants and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In addition, properties we acquire may be leased to unrated tenants, and the tools we use to measure credit quality may not be accurate. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.
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
Investments in and acquisitions of restaurant, retail and other properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform or become insolvent. In addition, we continue to seek to diversify our portfolio by acquiring retail and other properties outside the restaurant industry, which further exposes us to these and other risks given our limited experience with investments in acquisitions of properties in these industries. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, the incurrence of significant development costs prior to completion of the project, abandonment of development activities after expending significant resources, and exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of redevelopment projects.
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
In addition to our real estate investment activities, we also manage and operate the Kerrow Restaurant Operating Business, which consists of seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area. Managing and operating the Kerrow Restaurant Operating Business requires us to employ significantly more people than a REIT that does not operate a business of such type and scale. In addition, managing and operating an active restaurant business exposes us to potential liabilities associated with the operation of restaurants. Such potential liabilities are not typically associated with REITs and include potential liabilities for wage and hour violations, guest discrimination, food safety issues including poor food quality, food-borne illness, food tampering, food contamination, workplace injury, cyber-attacks, and violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party). In the event that one or more of the potential liabilities associated with managing and operating an active restaurant business materializes, such liabilities could damage the reputation of the Kerrow Restaurant Operating Business as well as the reputation of FCPT, and could adversely affect our financial position and results of operations, possibly to a material degree.
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
We have entered into the Loan Agreement (as defined below) that provides for borrowings of up to $650 million and consists of (1) a revolving credit facility in an aggregate principal amount of $250 million and (2) a term loan facility in an aggregate principal amount of $400 million comprised of (i) a $50 million term credit facility with a maturity date of November 9, 2023, (ii) a $100 million term credit facility with a maturity date of March 9, 2024, (iii) a $150 million term credit facility with a maturity date of November 9, 2025, and (iv) a $100 million term credit facility with a maturity date of November 9, 2026. In addition, the revolving credit and term loan agreement contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $350 million, subject to certain conditions. As of December 31, 2021, the term loan facility is fully drawn and the undrawn revolving credit facility had $214 million remaining capacity. In addition, we have issued $450 million of senior unsecured fixed rate notes (the “Notes”). The Notes consist of $50 million of notes due in June 2024 priced at a fixed interest rate of 4.68%, $75 million of notes due in June 2027 priced at a fixed interest rate of 4.93%, $50 million of notes due in December 2026 priced at a fixed interest rate of 4.63%, $50 million of notes due in December 2028 priced at a fixed interest rate of 4.76%, $50 million of notes due in June 2029 priced at a fixed interest rate of 3.15%, $75 million of notes due in April 2030 priced at a fixed interest rate of 3.20%, $50 million of notes due in April 2029 priced at a fixed interest rate of 2.74%, and $50 million of notes due in April 2031 priced at a fixed interest rate of 2.99%. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions, if any, set forth in our debt agreements, our Board of Directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.
Moreover, our ability to obtain additional financing and satisfy our financial obligations under our indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. A worsening of credit market conditions, including rising interest rates, could materially and adversely affect our ability to obtain financing on favorable terms, if at all.
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
The agreements governing our indebtedness contain customary covenants that may limit our operational flexibility. The Loan Agreement (defined below) and the terms of the Notes contain customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the incurrence of debt, the incurrence of secured debt, the ability of FCPT OP and the guarantors to enter into mergers, consolidations, sales of assets and similar transactions, limitations on distributions and other restricted payments, and limitations on transactions with affiliates and customary reporting obligations.
In addition, we are required to comply with the following financial covenants: (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value; (4) minimum fixed charge coverage ratio of 1.50 to 1.00; (5) minimum consolidated tangible net worth; (6) maximum unencumbered leverage ratio not to exceed 60%; and (7) minimum unencumbered interest coverage ratio of 1.75 to 1.00. As of December 31, 2021, we are in compliance with our existing financial covenants.
The Loan Agreement and the terms of the Notes contain customary events of default including, without limitation, payment defaults, violation of covenants and other performance defaults, defaults on payment of indebtedness and monetary obligations, bankruptcy-related defaults, judgment defaults, REIT status default and the occurrence of certain change of control events. Breaches of certain covenants may result in defaults and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee.
Covenants that limit our operational flexibility, as well as covenant breaches or defaults under our debt instruments, could materially and adversely affect our business, financial position or results of operations, or our ability to incur additional indebtedness or refinance existing indebtedness.
An increase in market interest rates would increase our interest costs on existing and future debt and could adversely affect our stock price, as well as our ability to refinance existing debt and conduct acquisition activity.
As of December 31, 2021, our $650 million Loan Agreement bore interest at a variable rate on any amount drawn and outstanding. As of December 31, 2021, $436 million was outstanding under such agreement, and we may borrow an additional $191 million on the revolving credit facility or incur additional variable rate debt in the future, including through the exercise of the accordion feature pursuant to the Loan Agreement. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase our interest costs for any new debt and our variable rate debt obligations pursuant to the Loan Agreement, which could, in turn, make the financing of any acquisition more expensive as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay to lease our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Furthermore, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected.
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
Certain of our existing debt instruments and other financial arrangements (including our Loan Agreement) provide for borrowings to be made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate applicable to outstanding borrowings thereunder, and we may incur additional indebtedness or enter into new financial arrangements that use LIBOR as a benchmark for establishing the interest rate for borrowing thereunder. LIBOR is the subject of recent proposals for reform. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, stopped publishing one week and 2-month U.S. Dollar LIBOR rates after 2021 with remaining U.S. Dollar LIBOR rates ceasing to be published on June 30, 2023. In the United States, the Alternative Reference Rates Committee (the “ARCC”) has confirmed that, in its opinion, the March 5, 2021 announcements by the IBA and the FCA on future cessation and loss of representativeness of the LIBOR benchmarks constituted a “Benchmark Transition Event” with respect to all U.S. Dollar LIBOR settings under ARRC-recommended fallback language and has recommended the Secured Overnight Financing Rate (“SOFR”), plus a recommended spread adjustment as LIBOR’s replacement. It is uncertain at this time if applicable tenors of LIBOR will cease to exist prior to June 30, 2023, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. While the LIBOR replacement provisions in the Loan Agreement permit the use of rates based on SOFR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. The potential effect of the phase-out or replacement of LIBOR on our cost of capital cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could also affect interest rates and other financing costs under our debt instruments and other financial arrangements, any of which could adversely affect our results of operations and financial condition.
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
As a result of his former positions with Darden, Mr. Lenehan owns common stock, including restricted stock, in both Darden and FCPT. In addition, there is no restriction on our executive officers and directors acquiring Darden common stock in the future, and, therefore, this ownership of common stock of both Darden and FCPT may be significant. Equity interests in Darden may create, or appear to create, conflicts of interest when any such director or executive officer is faced with decisions that could benefit or affect the equity holders of Darden in ways that do not benefit or affect us in the same manner. As of December 31, 2021, no other executive officer or director of FCPT owns common stock of Darden.
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
Our current dividend rate is $1.33 per share per annum. We may pay a portion of our dividends in common stock. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends will be authorized by our Board of Directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.
Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described below in the risk factor “REIT distribution requirements could adversely affect our ability to execute our business plan”), we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do elect to maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.
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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at the regular corporate rate, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the ticker symbol “FCPT” since November 10, 2015.
Dividends
The following table presents the characterizations for tax purposes of such common stock dividends for the year ended December 31, 2021.

Record Date	Payment Date	Total Distribution ($ per share)	Form 1099 Box 1a Ordinary Taxable Dividend ($ per share)	Form 1099 Box 1b Qualified Taxable Dividend ($ per share)	Form 1099 Box 3 Return of Capital ($ per share)	Form 1099 Box 5 Section 199A Dividends ($ per share)
1/4/2021	1/15/2021	$0.3175	$0.2634	$—	$0.0541	$0.2634
3/31/2021	4/15/2021	0.3175	0.2634	—	0.0541	0.2634
6/30/2021	7/15/2021	0.3175	0.2634	—	0.0541	0.2634
10/7/2021	10/15/2021	0.3175	0.2634	—	0.0541	0.2634
Totals		$1.2700	$1.0536	$—	$0.2164	$1.0536
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
Holders
As of February 22, 2022, there were approximately 5,852 registered holders of record of our common stock.
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

Item 6. Reserved

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
Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2021, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
Our revenues are primarily generated by leasing properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. We focus on income producing properties leased to high quality tenants in major markets across the United States. We also generate revenues by operating seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) pursuant to franchise agreements with Darden.
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
In 2021, FCPT engaged in various real estate transactions for a total investment of $268.4 million, including capitalized transaction costs. Pursuant to these transactions, we acquired an additional 122 properties and ground leaseholds, aggregating 779 thousand square feet, and representing 57 brands, including Aspen Dental, Caliber Collision, Chili’s Grill & Bar, First Midwest Bank, Jack in the Box, National Tire & Battery, Sonic, Tires Plus, and WellNow Urgent Care. The Company also completed the construction and opened a seventh LongHorn Steakhouse restaurant which is operated by the Kerrow Restaurant Operating Business.

As of December 31, 2021, our lease portfolio had the following characteristics:
•919 properties located in 46 states and representing an aggregate leasable area of 6.0 million square feet;
•99.9% occupancy (based on leasable square footage);
•An average remaining lease term of 9.3 years (weighted by annualized base rent);
•An average annual rent escalation of 1.4% through December 31, 2030 (weighted by annualized base rent); and
•99.9% of the contractual base rent collected for the year ended December 31, 2021.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic, including the spread of new variants of the virus, on all aspects of our business, including how it will impact our tenants. We collected 99.9% of our portfolio's contractual base rent for the year ended December 31, 2021 and did not abate any rent, or agree to any rent deferrals, during the year ended December 31, 2021. The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response and assess potential impacts to our financial position and operating results, as well as potential adverse developments to our business. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors.”
Results of Operations
The results of operations for the accompanying consolidated financial statements discussed below are derived from our consolidated statements of comprehensive income (“Comprehensive Income Statement”) found elsewhere in this Annual Report on Form 10-K. The following discussion includes the results of our continuing operations as summarized in the table below.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenues:
Rental	$172,812	$154,721	$139,682
Restaurant	26,566	16,223	20,551
Total revenues	199,378	170,944	160,233
Operating expenses:
General and administrative	17,650	15,046	13,934
Depreciation and amortization	34,826	29,433	26,312
Property	5,040	3,508	1,579
Restaurant	24,563	16,082	19,632
Total operating expenses	82,079	64,069	61,457
Interest expense	(32,555)	(29,231)	(26,516)
Other income, net	36	170	944
Realized gain on sale, net	431	—	—
Income tax benefit (expense)	534	(247)	(265)
Net income	85,745	77,567	72,939
Net income attributable to noncontrolling interest	(164)	(235)	(323)
Net Income Available to Common Shareholders	$85,581	$77,332	$72,616
Analysis of Results of Operations
We operate in two segments, real estate operations and restaurant operations. Our real estate operations generate rental income from leases primarily with restaurant brands, which we recognize on a straight-line basis to include the effect of base rent escalators. Our restaurant operations generate restaurant revenue from operating seven LongHorn Steakhouse restaurants.
In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Real Estate Operations
Rental Revenue
Rental revenue increased $18.1 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase is due to recognizing a full year of revenue in 2021 from the 100 properties acquired in 2020, and the acquisition of 122 properties and ground leaseholds in 2021. During the year ended December 31, 2021, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $3.8 million, compared to $2.3 million during the year ended December 31, 2020 due to the increase in the number of mall outparcel and multi-tenant property acquisitions. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any. During the year ended December 31, 2021, amortization of above and below market rents, and lease incentives decreased rental revenue by $2.1 million, as compared to $1.3 million for the year ended December 31, 2020.
General and Administrative Expense
General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expense increased $2.6 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase in cash compensation-related expenses stemming from a higher head count and benefits costs related to employees added in 2020 and 2021 as well as an increase in legal fees related to the amendment of our credit facility. The increase was also due to increased board of director compensation, as the company elected two new members to the board of directors on November 5, 2020.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization expense increased by approximately $5.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the acquisition of 122 restaurant properties acquired in 2021, and the depreciation on 100 properties acquired in 2020 that incurred a full year of depreciation.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the year ended December 31, 2021, we recorded property expenses of $5.0 million, of which $3.8 million was reimbursed by tenants. During the year ended December 31, 2020, we recorded property expenses of $3.5 million, of which $2.3 million was reimbursed by tenants. The non-reimbursed property expenses relate to abandoned deal costs, lease transaction costs and property-level expenses that were the responsibility of the Company rather than the tenant.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $450 million of senior unsecured fixed rate notes.
Interest expense increased by approximately $3.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This was primarily due to deferred financing costs which were expensed as a result of the extension of the term loans and amended revolving credit facility and issuance of $100 million of senior unsecured fixed rate notes issued in April 2021.
Interest expense, excluding deferred financing costs, on the $400 million of term loans and the interest rate swaps we entered into to hedge the variability associated with the term loans was $12.6 million and $11.8 million for the years ended December 31, 2021 and 2020, respectively. This interest expense includes the reclassification of other comprehensive income into interest expense. Interest expense and fees on our revolving credit facility was $1.0 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively. Amortization of deferred financing costs was $2.4 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively.
For additional information on the Company’s debt instruments, see “Liquidity and Financial Condition” below.
Realized Gain on Sale, Net
During the year ended December 31, 2021, the Company sold two properties with a combined net book value of $2.8 million for a realized gain on sale of $431 thousand. The Company did not sell any assets during the year ended December 31, 2020.
Income Taxes
During the years ended December 31, 2021 and 2020, income tax expense on real estate operations was $174 thousand and $165 thousand, respectively. Income tax expense on real estate operations consists of state and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.
Restaurant Operations
Restaurant revenues increased approximately $10.3 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, due to an improvement in casual dining trends as restrictions on seating capacity were eased and the addition of a seventh restaurant which began operations in April 2021.
Total restaurant expenses increased approximately $8.5 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due an increase in cost of goods sold and labor costs and the addition of a seventh restaurant which began operations in April 2021.
During the year ended December 31, 2021, the Company recorded an income tax benefit of $708 thousand at the Kerrow Restaurant Operating Business primarily due to the removal of a valuation allowance on net deferred tax assets, compared to income tax expense of $82 thousand for the year ended December 31, 2020.
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
Impairment of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include macroeconomic conditions, including those caused by global pandemics, like the coronavirus disease pandemic (“COVID-19”) and restrictions intended to prevent its spread, which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
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
For those leases that provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met, the increased rental revenue is recognized as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term. Costs paid by the Company and reimbursed by the lessees are included in variable lease payments and presented on a gross basis within rental revenue. Sales taxes collected from lessees and remitted to governmental authorities are presented on a net basis within rental revenue.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our Consolidated Financial Statements is included in Note 2 of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
Liquidity and Financial Condition
At December 31, 2021, we had $6.3 million of cash and cash equivalents and $214 million of borrowing capacity under our revolving credit facility. The revolving credit facility provides for a letter of credit sub-limit of $25 million. As of February 22, 2022, we had $191 million of borrowing capacity under the revolving credit facility.
Debt Instruments
At December 31, 2021, our long-term debt consisted of $400 million of non-amortizing term loans, $36 million in outstanding borrowings under the revolving credit facility, and $450 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP. At December 31, 2020, our long-term debt consisted of $400 million of non-amortizing term loans, $10 million in outstanding borrowings under the revolving credit facility, and $350 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP.
Term Loan and Revolving Credit Facility
The Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 4, 2021, as amended (the “Loan Agreement”), by and among the Company, FCPT OP, the Agent, the Lenders and the other agents party thereto, provides for a revolving credit facility in an aggregate principal amount of $250 million and a term loan facility in an aggregate principal amount of $400 million. The Loan Agreement has an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $350 million subject to obtaining lender commitments and other customary conditions.
The Loan Agreement provides that $50 million will mature on November 9, 2023, $100 million will mature on March 9, 2024, and $150 million will mature on November 9, 2025. The revolving credit facility portion will mature on November 9, 2026 with two six-month extension options. The Company intends to exercise the extension options or refinance prior to maturity.
At December 31, 2021 and 2020, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 2.93% and 2.94%, respectively. At December 31, 2021 there were outstanding borrowings under the revolving credit facility of $36 million and no outstanding letters of credit. At December 31, 2020, there were outstanding borrowings of $10 million under the revolving credit facility and no outstanding letters of credit.
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

Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
$100,000	11/9/2020	11/9/2023	2.302%	one-month LIBOR
$200,000	11/9/2020	11/9/2022	2.002%	one-month LIBOR
$50,000	11/9/2020	11/9/2025	0.503%	one-month LIBOR
$150,000	11/9/2022	11/9/2024	1.913%	one-month LIBOR
$50,000	11/9/2023	11/9/2025	0.821%	one-month LIBOR
$50,000	11/10/2025	11/9/2027	1.541%	one-month LIBOR
$50,000	11/10/2025	11/9/2027	1.485%	one-month LIBOR
$50,000	11/10/2025	11/9/2028	1.496%	one-month LIBOR
Senior Fixed Rate Notes
On June 7, 2017, December 20, 2018, and March 31, 2020, FCPT OP issued $125 million, $100 million, and $125 million, respectively, of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers. The Notes issued on June 7, 2017 consist of $50 million of notes with a term ending in June 2024 and priced at a fixed interest rate of 4.68%, and $75 million of notes with a term ending in June 2027 and priced at a fixed interest rate of 4.93%. The Notes issued on December 20, 2018 consist of $50 million of notes with a term ending in December 2026 and priced at a fixed interest rate of 4.63% and $50 million of notes with a term ending in December 2028 and priced at a fixed interest rate of 4.76%. The notes issued on March 31, 2020 consist of $75 million with a term ending in April 2030 and priced at a fixed interest rate of 3.20%, and $50 million with a term ending in June 2029 and priced at a fixed interest rate of 3.15%.
On February 25, 2021, FCPT entered into private placements pursuant to a note purchase agreement with various purchasers pursuant to which FCPT OP issued $100 million of senior unsecured notes comprised of (i) $50 million of notes with a eight-year term that funded on April 27, 2021 and mature on April 29, 2029, and are priced at a fixed interest rate of 2.74%, and (ii) $50 million of notes with a ten-year term that funded on April 27, 2021 and mature on April 30, 2031, and are priced at a fixed interest rate of 2.99%. During the first quarter of 2021, the Company terminated three cash flow hedges in connection with this $100 million private note offering that was entered into. The swaps were terminated on January 29, 2021 for approximately a $1.7 million gain which will be amortized over the next 10 years as interest expense.
On December 17, 2021, FCPT entered into agreements to issue $125 million of senior unsecured notes, which are scheduled to fund on March 17, 2022, with the Company’s option to fund early with at least ten business days’ notice. The Notes consist of $75.0 million of notes with a ten-year term and are priced at a fixed interest rate of 3.11%, and $50.0 million of notes with a nine-year term and are priced at a fixed interest rate of 3.09%. In connection with this offering, FCPT terminated interest rate swaps entered into previously to hedge the interest rate of this offering at a gain that will be amortized over the life of the Notes and lower the annual all-in interest rate expense of the Notes to 3.07%.
Capital Resources and Financing Strategy
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
We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. On February 24, 2021, the Company amended its existing at-the-market equity program (as amended, the “current ATM program” and together with the prior ATM program, the “ATM programs”) and increased the maximum sales under ATM offerings to $350 million, thus adding an additional $140 million to the maximum sales under the ATM programs. The ATM programs contemplate that, in addition to the issuance and sale by the Company of shares of common stock to or through the agents, the Company may enter into separate forward sale agreements with one of the agents or one of their respective affiliates (in such capacity, each, a “forward purchaser” and, collectively, the “forward purchasers”). When the Company enters into a forward sale agreement with any forward purchaser, we expect that such forward purchaser will attempt to borrow from third parties and sell, through the relevant agent, acting as sales agent for such forward purchaser, shares of our common stock to hedge such forward purchaser's exposure under such forward sale agreement. The Company will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.
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
During 2021, we sold 4,198,006 shares under the current ATM program at a weighted-average selling price of $28.24 per share, for net proceeds of approximately $116.5 million (after issuance costs). The net proceeds were employed to fund acquisitions and for general corporate purposes. As of December 31, 2021, there was $236.2 million available for issuance under the ATM programs.
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
Off-Balance Sheet Arrangements
At December 31, 2021, we had no off-balance sheet arrangements.
Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(In thousands, except share and per share data)	2021	2020	2019
Net income	$85,745	$77,567	$72,939
Depreciation and amortization	34,715	29,351	26,158
Realized gain on sales of real estate	(431)	—	—
Funds from Operations (FFO) (as defined by NAREIT)	120,029	106,918	99,097
Straight-line rent adjustment	(7,583)	(8,588)	(9,207)
Recognized rental revenue abated (2)	—	(1,568)	—
Deferred income tax benefit(1)	(864)	—	—
Stock-based compensation expense	3,948	3,376	3,602
Non-cash amortization of deferred financing costs	2,368	2,132	2,050
Other non-cash interest expense (income)	—	—	(4)
Non-real estate investment depreciation	111	82	154
Amortization of above and below market leases, net	2,119	1,296	158
Adjusted Funds from Operations (AFFO)	$120,128	$103,648	$95,850

Fully diluted shares outstanding (3)	76,986,538	71,823,973	68,937,263

FFO per diluted share	$1.56	$1.49	$1.44

AFFO per diluted share	$1.56	$1.44	$1.39

(1) Amount represents non-cash income tax benefit recognized in the fourth quarter of 2021 related to the removal of a valuation allowance on net deferred tax assets at Kerrow Restaurant Operating Business.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, especially interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facility. We consider certain risks associated with the use of variable rate debt, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.” The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2021, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases).
As of December 31, 2021, $450.0 million of our total indebtedness consisted of senior unsecured fixed rated notes. The remaining $436.0 million of our total indebtedness consisted of two to four-year variable-rate obligations for which we have entered into swaps that effectively fix $300.0 million through November 2023. We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. We consider certain risks associated with the use of derivative instruments, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - Hedging transactions could have a negative effect on our results of operations.”
Due to the fixed rate nature of $300.0 million of our indebtedness and the hedging transactions described above, a hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2021.

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
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management concluded that, as of December 31, 2021 our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Our discussion of federal income tax considerations in Exhibit 99.2 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, the disclosure under the heading “United States Federal Income Tax Considerations” in Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on October 31, 2018 (File No. 001-37538).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Item 16. Form 10-K Summary
    None.

FOUR CORNERS PROPERTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Four Corners Property Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Four Corners Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules III - schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
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
Assessment of impairment of long-lived assets
As discussed in Note 2 to the consolidated financial statements, the Company is required to test their long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s long-lived assets primarily consist of the total real estate investment and the related intangible lease assets, net of accumulated depreciation and amortization, which had a balance of $1.8 billion as of December 31, 2021.
We identified the assessment of the events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable as a critical audit matter. Specifically, a higher degree of auditor judgment was required in identifying and evaluating the estimated time the Company expects to own the long-lived assets. Significant changes in the estimated time the Company expects to own the long-lived asset could indicate that the carrying amount of long-lived assets may not be recoverable.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s impairment process, which included the identification and evaluation of the period of time the Company expects to own long-lived assets. We obtained written representation from management regarding the status of potential plans to dispose of long-lived assets. We also read board of directors meeting minutes, inspected other internal documentation such as strategic plans and property marketing information, and inquired of members of management involved in the identification and approval of long-lived asset sales to assess the estimated time the Company expects to own the long-lived assets.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
San Francisco, California
February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Four Corners Property Trust, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Four Corners Property Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III – schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
San Francisco, California
February 22, 2022

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Real estate investments:
Land	$966,565	$827,502
Buildings, equipment and improvements	1,437,840	1,327,641
Total real estate investments	2,404,405	2,155,143
Less: Accumulated depreciation	(682,430)	(657,621)
Real estate investments, net	1,721,975	1,497,522
Intangible real estate assets, net	104,251	96,291
Total real estate investments and intangible real estate assets, net	1,826,226	1,593,813
Real estate held for sale	—	2,763
Cash and cash equivalents	6,300	11,064
Straight-line rent adjustment	55,397	47,938
Derivative assets	2,591	762
Deferred tax assets	864	—
Other assets	11,602	11,839
Total Assets	$1,902,980	$1,668,179

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$877,591	$753,878
Dividends payable	26,655	24,058
Rent received in advance	11,311	11,926
Derivative liabilities	7,517	18,717
Other liabilities	16,014	15,099
Total liabilities	939,088	823,678
Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 80,279,217 and 75,874,966 shares issued and outstanding at December 31, 2021 and 2020, respectively	8	8
Additional paid-in capital	958,737	840,455
Retained earnings	12,753	26,672
Accumulated other comprehensive loss	(9,824)	(25,695)
Noncontrolling interests	2,218	3,061
Total equity	963,892	844,501
Total Liabilities and Equity	$1,902,980	$1,668,179
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental	$172,812	$154,721	$139,682
Restaurant	26,566	16,223	20,551
Total revenues	199,378	170,944	160,233
Operating expenses:
General and administrative	17,650	15,046	13,934
Depreciation and amortization	34,826	29,433	26,312
Property	5,040	3,508	1,579
Restaurant	24,563	16,082	19,632
Total operating expenses	82,079	64,069	61,457
Interest expense	(32,555)	(29,231)	(26,516)
Other income, net	36	170	944
Realized gain on sale, net	431	—	—
Income tax benefit (expense)	534	(247)	(265)
Net income	85,745	77,567	72,939
Net income attributable to noncontrolling interest	(164)	(235)	(323)
Net Income Available to Common Shareholders	$85,581	$77,332	$72,616

Basic net income per share:	$1.12	$1.08	$1.06
Diluted net income per share:	$1.11	$1.08	$1.06
Weighted average number of common shares outstanding:
Basic	76,674,046	71,312,326	68,430,841
Diluted	76,838,569	71,609,068	68,632,010
Dividends declared per common share	$1.2850	$1.2325	$1.1675

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$85,745	$77,567	$72,939
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments	8,925	(26,410)	(7,818)
Reclassification adjustment of derivative instruments included in net income	6,977	4,170	(1,722)
Other comprehensive (loss) income	15,902	(22,240)	(9,540)
Comprehensive income	101,647	55,327	63,399
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	164	235	323
Other comprehensive (loss) income attributable to noncontrolling interest	31	(84)	(45)
Comprehensive income attributable to noncontrolling interest	195	151	278
Comprehensive Income Attributable to Common Shareholders	$101,452	$55,176	$63,121

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2018	68,204,045	$7	$639,116	$46,018	$5,956	$7,867	$698,964
Net income	—	—	—	72,616	—	323	72,939
Realized and unrealized gain on derivative instruments	—	—	—	—	(9,495)	(45)	(9,540)
Redemption of OP units	5,966	—	(1,068)	—	—	(2,099)	(3,167)
Dividends paid and declared on common stock	—	—	—	(80,233)	—	(355)	(80,588)
ATM proceeds, net of issuance costs	1,663,116	—	47,233		—	—	47,233
Stock-based compensation, net	147,533	—	900	—	—	—	900
Balance at December 31, 2019	70,020,660	7	686,181	38,401	(3,539)	5,691	726,741
Net income	—	—	—	77,332	—	235	77,567
Realized and unrealized loss on derivative instruments	—	—	—	—	(22,156)	(84)	(22,240)
Redemption of OP units	90,000	—	1,720	—	—	(2,533)	(813)
Dividends paid and declared on common stock	—	—	—	(89,061)	—	(248)	(89,309)
ATM proceeds, net of issuance costs	5,640,900	1	151,745	—	—	—	151,746
Stock-based compensation, net	123,406	—	809	—	—	—	809
Balance at December 31, 2020	75,874,966	8	840,455	26,672	(25,695)	3,061	844,501
Net income	—	—	—	85,581	—	164	85,745
Realized and unrealized loss on derivative instruments	—	—	—	—	15,871	31	15,902
Redemption of OP units	44,833	—	862	—	—	(862)	—
Dividends paid and declared on common stock	—	—	—	(99,500)	—	(176)	(99,676)
ATM proceeds, net of issuance costs	4,198,006	—	116,506	—	—	—	116,506
Stock-based compensation, net	161,412	—	914	—	—	—	914
Balance at December 31, 2021	80,279,217	$8	$958,737	$12,753	$(9,824)	$2,218	$963,892

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows - operating activities
Net income	$85,745	$77,567	72,939
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,826	29,433	26,312
Gain on disposal of land, building, and equipment	(431)	—	—
Non-cash revenue adjustments	2,119	1,296	158
Amortization of financing costs	2,368	2,132	2,050
Stock-based compensation expense	3,948	3,376	3,602
Deferred income taxes	(864)	—	—
Changes in assets and liabilities:
Derivative assets and liabilities	2,873	(7,839)	(4)
Straight-line rent adjustment	(7,583)	(8,588)	(9,207)
Rent received in advance	(615)	1,463	8,854
Intangible assets (lease incentives)	(1,215)	(4,238)	—
Other assets and liabilities	1,245	(3,144)	(31)
Net cash provided by operating activities	122,416	91,458	104,673
Cash flows - investing activities
Investments in real estate	(268,389)	(230,533)	(205,154)
Net proceeds from sale of operating real estate	3,343	—	—
Advance deposits on acquisition of operating real estate	129	1,460	(2,199)
Net cash used in investing activities	(264,917)	(229,073)	(207,353)
Cash flows - financing activities
Net proceeds from ATM equity issuance	116,506	151,746	47,233
Proceeds from issuance of senior notes	100,000	125,000	—
Payment of deferred financing costs	(4,656)	(1,194)	—
Proceeds from revolving credit facility	190,500	176,500	52,000
Repayment of revolving credit facility	(164,500)	(218,500)	—
Payment of dividend to shareholders	(96,903)	(86,328)	(78,488)
Distribution to non-controlling interests	(176)	(248)	(355)
Redemption of non-controlling interests	—	(813)	(3,167)
Shares withheld for taxes upon vesting	(3,034)	(2,567)	(2,702)
Net cash provided by financing activities	137,737	143,596	14,521
Net increase (decrease) in cash and cash equivalents, including restricted cash	(4,764)	5,981	(88,159)
Cash and cash equivalents, including restricted cash, beginning of year	11,064	5,083	93,242
Cash and cash equivalents, including restricted cash, ending of year	$6,300	$11,064	$5,083
Supplemental disclosures:
Interest paid	$22,745	$23,227	$25,948
Taxes paid	$314	$597	$589
Operating lease payments received (lessor)	$163,376	$143,146	$129,699
Operating lease payments remitted (lessee)	$878	$698	$415
Non - cash investing and financing activities:
Dividends declared but not paid	$26,655	$24,058	$21,325
Change in fair value of derivative instruments	$13,029	$(14,401)	$(9,536)
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
FCPT was incorporated as a Maryland corporation on July 2, 2015 as a wholly owned indirect subsidiary of Darden Restaurants, Inc., (together with its consolidated subsidiaries “Darden”), for the purpose of owning, acquiring and leasing properties on a triple-net basis, for use in the restaurant and related food service industries. On November 9, 2015, Darden completed a spin-off of FCPT whereby Darden contributed to us 100% of the equity interest in entities that own 418 properties in which Darden operates restaurants, representing five of their brands, and seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) along with the underlying properties or interests therein associated with the Kerrow Restaurant Operating Business. In exchange, we issued to Darden all of our common stock and paid to Darden $315.0 million in cash. Subsequently, Darden distributed all of our outstanding shares of common stock pro-rata to holders of Darden common stock whereby each Darden shareholder received one share of our common stock for every three shares of Darden common stock held at the close of business on the record date, which was November 2, 2015, as well as cash in lieu of any fractional shares of our common stock which they would have otherwise received.
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
During the years ended December 31, 2021, 2020, and 2019 we did not record provisions for impairment.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There was no real estate held for sale at December 31, 2021. There were two properties held-for-sale at December 31, 2020, which were sold for a gain during the year ended December 31, 2021.
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

	December 31,
(In thousands)	2021	2020	2019
Cash and cash equivalents	$6,300	$11,064	$5,083
Restricted cash (included in Other assets)	—	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$6,300	$11,064	$5,083
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
For leases where Company is the lessor, we determine the classification upon commencement. At December 31, 2021, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. Prior to adoption of ASC 842, lease origination fees were deferred and amortized over the related lease term as an adjustment to depreciation expense. Subsequent to the adoption of ASC 842 on January 1, 2019, the Company expenses certain initial direct costs that are not incremental in obtaining a lease.
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
During the second and third quarter of 2020, the Company agreed to lease concessions with certain tenants in response to COVID-19. These concessions resulted in a substantial increase in our rights as lessor, including receiving additional financial information, agreeing to extend the current term of the lease, enhancing the lease guarantee, or consenting to more favorable rent escalations in the future. As such, the Company accounted for these concessions as lease modifications under ASC 842. Rent deferrals agreed upon with respect to rent owed for the second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and were fully repaid prior to December 31, 2020. In the third quarter of 2020, the Company agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represented approximately $1.6 million of rental revenue recognized in the second quarter of 2020. The receivables for these abatements were recorded as lease incentives in intangible real estate assets, net on our Consolidated Balance Sheets and are amortized as a reduction of revenue over the amended lease terms. As of February 22, 2022, the Company has not abated rent for the year ended December 31, 2021.

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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible lease assets, net, on our Consolidated Balance Sheets. During the year ended December 31, 2021, the Company paid lease incentives of $1.2 million to tenants.
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
Restaurant revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At December 31, 2021 and 2020, credit card receivables, included in other assets, totaled $116 thousand and $68 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Income Statements.
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

NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 59.4% of the scheduled base rents of the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We are also subject to concentration risk in terms of restaurant brands that occupy our properties. With 311 locations in our portfolio, Olive Garden branded restaurants comprise approximately 33.2% of our leased properties and approximately 44.3% of the revenues received under leases. LongHorn Steakhouse branded restaurants comprise approximately 12.3% of our leased properties and approximately 12.6% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 46 states with lease revenue concentrations of 10% or greater in two states: Texas (10.9%) and Florida (10.5%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2021, our exposure to risk related to amounts due from us on our derivative instruments totaling $4.9 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $214.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business is summarized as follows:

	December 31,
(In thousands)	2021	2020
Land	$966,565	$827,502
Buildings and improvements	1,302,114	1,192,722
Equipment	135,726	134,919
Total gross real estate investments	2,404,405	2,155,143
Less: accumulated depreciation	(682,430)	(657,621)
Real estate investments, net	1,721,975	1,497,522
Intangible real estate assets, net	104,251	96,291
Total Real Estate Investments and Intangible Real Estate Assets, Net	$1,826,226	$1,593,813
During the year ended December 31, 2021, the Company invested $268.4 million, including transaction costs, in 122 properties located in thirty-two states, and allocated the investment as follows: $137.8 million to land, $110.5 million to buildings and improvements, and $20.1 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 8.9 years as of December 31, 2021. During the year ended December 31, 2021, the Company sold two properties with a combined net book value of $2.8 million for a realized gain on sale of $431 thousand.
During the year ended December 31, 2021, the Company exercised its option to purchase one of the properties where the Company was the lessee under the ground lease. This lease was previously accounted for as a finance lease. This purchase resulted in an increase in land and a corresponding decrease in finance lease right-of-use assets of $1.2 million.
During the year ended December 31, 2020, the Company invested $227.3 million, including transaction costs, in 100 restaurant properties located in twenty-nine states, and allocated the investment as follows: $129.5 million to land, $52.6 million to buildings and improvements, and $45.2 million to intangible assets, including finance right-of-use assets. There was no contingent consideration associated with these acquisitions. These properties were 100% occupied under net leases, with a weighted average remaining lease term of 8.4 years as of December 31, 2020. The Company also acquired a plot of land for $2.4 million and incurred capitalized construction costs of $0.8 million for a seventh Longhorn Steakhouse to be operated by the Kerrow Restaurant Operating Business. During the year ended December 31, 2020, the Company did not sell any properties.
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

	December 31,
(In thousands)	2021	2020
Acquired in-place lease intangibles	$83,892	$63,848
Above-market leases	13,821	13,821
Lease incentives	7,061	5,846
Finance lease - right of use assets	24,383	25,607
Direct lease cost	87	—
Total	129,244	109,122
Less: accumulated amortization	(24,993)	(12,831)
Intangible Real Estate Assets, Net	$104,251	$96,291

	December 31,
(In thousands)	2021	2020
Below-market leases	$2,978	$2,978
Less: accumulated amortization	(1,038)	(613)
Intangible Real Estate Liabilities, Net	$1,940	$2,365
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $9.6 million, $6.3 million, and $3.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The value of above-market and below-market leases amortized as a net adjustment to revenue was $1.6 million, $1.1 million, and $157 thousand for the years ended December 31, 2021, 2020, and 2019, respectively. The value of lease incentives amortized as a decrease to revenue was $0.5 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. There was no amortization for lease incentives for the year ended December 31, 2019. At December 31, 2021, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 8.9 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases and lease incentives was 8.6 years, 7.5 years, 9.5 years, and 13.8 years, respectively.

Based on the balance of intangible real estate assets and liabilities at December 31, 2021, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows:

(In thousands)	December 31, 2021
2022	$12,912
2023	11,007
2024	9,530
2025	7,890
2026	6,921
Thereafter	23,190
Total Future Amortization Expense	$71,450
NOTE 5 – LEASES
Operating Leases as Lessee
As a lessee we record right-of-use assets and lease liabilities for the two ground leases at our Kerrow Restaurant Operating Business and our corporate office space. The two ground leases have extension options, which we believe will be exercised and are included in the calculation of our lease liabilities and right-of-use assets. In calculating the lease obligations under both the ground leases and office lease, we used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
Operating Lease Liability
As of December 31, 2021, maturities of operating lease liabilities were as follows:

(In thousands)	December 31, 2021
2022	$693
2023	705
2024	718
2025	470
2026	310
Thereafter	5,072
Total Payments	7,968
Less: Interest	(2,351)
Operating Lease Liability	$5,617
The weighted-average discount rate for operating leases at December 31, 2021 was 4.15%. The weighted-average remaining lease term was 16.5 years.
Rent expense was $885 thousand, $765 thousand, and $663 thousand for the years ended December 31, 2021, 2020, and 2019, respectively.
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

The following table shows the components of rental revenue for the year ended December 31, 2021.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Lease revenue - operating leases	$169,005	$152,393	$138,746
Variable lease revenue (tenant reimbursements)	3,807	2,328	936
Total Rental Revenue	$172,812	$154,721	$139,682
Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	December 31, 2021
2021	$175,864
2022	176,331
2023	175,929
2024	174,304
2025	173,641
Thereafter	906,537
Total Future Minimum Lease Payments	$1,782,606
Ground Leases as Lessee
As of December 31, 2021, the Company had finance ground lease assets aggregating $24.4 million. These assets are included in intangible real estate assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms of sixty-two years to ninety-eight years. All but two of these leases have options to extend the lease terms for additional ninety-nine years terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was ninety-five years at December 31, 2021.
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At December 31, 2021, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $450 million of senior unsecured fixed rate notes. At December 31, 2020, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $350 million of senior unsecured fixed rate notes. At December 31, 2021, and December 31, 2020, the outstanding borrowings under the revolving credit facility were $36 million and $10 million, respectively, and no outstanding letters of credit. The revolving credit facility portion will mature on November 9, 2025 with a six month extension option. At December 31, 2021, we had $214 million of borrowing capacity under the revolving credit facility. The weighted average interest rate on the term loans before consideration of the interest rate hedges described in Note 7 - Derivative Financial Instruments was 1.38% and 1.44% at December 31, 2021 and 2020, respectively. The weighted average interest rate on the revolving credit facility was 1.40% and 1.60% at December 31, 2021 and 2020, respectively.
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
We reviewed the term loan and revolving debt arrangements by lender and accounted for the term loan and revolving credit facility amendment in accordance with U.S. GAAP. This resulted in the capitalization of $3.6 million in new lender fees and third party costs, which will be amortized over the life of the new loans; $123 thousand in third-party fees were recorded to general and administrative expense. Where there were decreases in principal, $364 thousand of unamortized deferred financing costs were written off and recorded as interest expense. The remaining $2.2 million of original unamortized deferred financing costs will be amortized over the life of the new loans.
The following table presents the Term Loan balances as of December 31, 2021 and 2020.

				Outstanding Balance
	Maturity	Interest		December 31,
(Dollars in thousands)	Date	Rate		2021	2020
Term Loans:
Term loan due 2022	Nov 2022	N/A	(a)	$—	$150,000
Term loan due 2023	Nov 2023	1.35%	(a)	50,000	150,000
Term loan due 2024	Mar 2024	1.40%	(a)	100,000	100,000
Term loan due 2025	Nov 2025	1.40%	(a)	150,000	—
Term loan due 2026	Nov 2026	1.35%	(a)	100,000	—
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + applicable credit spread of 1.25% to 1.30% at December 31, 2021.

Note Purchase Agreements
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
The following table presents the senior unsecured fixed rate notes balance as of December 31, 2021 and 2020.

			Outstanding Balance
	Maturity	Interest	December 31,
(Dollars in thousands)	Date	Rate	2021	2020
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	—
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	—
Total Notes			$450,000	$350,000
The Note Purchase Agreements contain customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the purchasers may, among other remedies, accelerate the payment of all obligations.
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
Deferred Financing Costs
At December 31, 2021 and 2020, the net unamortized deferred financing costs were approximately $8.4 million and $6.1 million, respectively. During the years ended December 31, 2021, 2020, and 2019, amortization of deferred financing costs was $2.4 million, $2.1 million, and $2.0 million, respectively. The amortization of deferred financing costs for the year ended December 31, 2021 includes a one-time charge of $364 thousand for deferred financing costs expensed as a result of the execution of the Loan Agreement on June 4, 2021.
Debt Covenants
Under the terms of both the Note Purchase Agreement and Loan Agreement (the “Agreements”), FCPT acts as a guarantor to FCPT OP. The Agreements contain customary financial covenants, including (1) Total Indebtedness to Consolidated Capitalization Value (each as defined in the Loan Agreement) not to exceed 60%, (2) mortgage-secured leverage ratio not to exceed 40%, (3) total secured recourse indebtedness not to exceed 5% of consolidated capitalization value, (4) minimum fixed charge coverage ratio of 1.50 to 1.00, (5) minimum consolidated tangible net worth, (6) maximum unencumbered leverage ratio not to exceed 60% and (7) minimum unencumbered interest coverage ratio not less than 1.75 to 1.00. They also contain restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. In addition, the Agreements include provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the Loan Agreement. At December 31, 2021, the Company was in compliance with all debt covenants.

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
Cash Flow Hedges of Interest Rate Risk
Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheets in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
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
During the fourth quarter of 2021, we entered into one cash flow hedge in connection with the issuance of $125 million of notes by the Company to be funded in the first quarter of 2022. The Company terminated two cash flow hedges in connection with the $125 million private note offering that was entered into on December 17, 2021 and will be funded on March 17, 2022, with the Company’s option to fund early with at least ten business days’ notice. The first hedge was an interest rate swap that had a fixed notional value of $25 million entered into on August 2, 2021 with an effective date of March 15, 2022 and a maturity date of March 15, 2032, where the fixed rate paid by the Company was 1.3032% and the variable rate received reset monthly to the three-month LIBOR rate. The second hedge was an interest rate swap that had a fixed notional value of $50 million entered into on November 10, 2021 with an effective date of December 15, 2021 and a maturity date of December 15, 2031, where the fixed rate paid by the Company was 1.5699% and the variable rate received reset monthly to the three-

month LIBOR rate. The swaps were terminated on December 2, 2021 for approximately a $423 thousand gain which will be amortized over the next 10 years as interest expense.
We have entered into interest rate swaps to hedge the variability associated with the term loans and the issuance of future unsecured senior fixed rates notes. The following table presents the swaps held as of December 31, 2021.

Product	Fixed Rate	Notional (in thousands)	Index	Effective Date	Maturity Date
Swap (1)	2.00%	$200,000	1 mo. USD-LIBOR-BBA	11/9/2020	11/9/2022
Swap	2.30%	100,000	1 mo. USD-LIBOR-BBA	11/9/2020	11/9/2023
Swap	1.91%	150,000	1 mo. USD-LIBOR-BBA	11/9/2022	11/9/2024
Swap	0.50%	50,000	1 mo. USD-LIBOR-BBA	11/9/2020	11/9/2025
Swap (2)	0.82%	50,000	1 mo. USD-LIBOR-BBA	11/9/2023	11/9/2025
Swap	1.49%	50,000	1 mo. USD-LIBOR-BBA	11/10/2025	11/9/2027
Swap	1.54%	50,000	1 mo. USD-LIBOR-BBA	11/10/2025	11/9/2027
Swap	1.50%	50,000	1 mo. USD-LIBOR-BBA	11/10/2025	11/9/2028
(1) In November 2021, the notional amount of the swap increased to $200 million.
(2) In November 2024, the notional amount of the swap increases to $150 million.
For the years ended December 31, 2021, 2020, and 2019, we did not record hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2022 an additional $5.5 million (unaudited) will be reclassified to earnings as an increase to interest expense.
As of December 31, 2021, we had three interest rate swaps outstanding with current notionals of $350 million that were designated as cash flow hedges of interest rate risk.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the years ended December 31, 2021 and 2020, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2021 and 2020.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at December 31,		Balance Sheet Location	Fair Value at December 31,
(Dollars in thousands)		2021	2020		2021	2020
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$2,591	$762	Derivative liabilities	$7,517	$18,717
Total		$2,591	$762		$7,517	$18,717

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the Comprehensive Income Statement for the years ending December 31, 2021, 2020, and 2019.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Total Amount of Interest Expense Presented in the Consolidated Income Statements
Interest rate swaps
Year Ended December 31, 2021	$8,925	Interest expense	$6,977	Interest expense	$—	$32,555
Year Ended December 31, 2020	(26,410)	Interest expense	4,170	Interest expense	—	29,231
Year Ended December 31, 2019	(7,818)	Interest expense	(1,722)	Interest expense	—	26,516
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2021 and 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2021	$2,591	$—	$2,591	$(1,268)	$—	$1,323
December 31, 2020	762	—	762	(634)	—	128

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2021	$7,517	$—	$7,517	$(1,268)	$—	$6,249
December 31, 2020	18,717	—	18,717	(634)	—	18,083
Credit-risk-related Contingent Features
The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At December 31, 2021 the fair value of derivative in a net liability position related to these agreements was approximately $4.9 million and at December 31, 2020 the fair value of the derivative in a net liability position related to these agreements was $18.0 million. As of December 31, 2021, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at December 31, 2021, we could have been required to settle our obligations under the agreements at their termination value of approximately $4.9 million.

NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of Other assets were as follows:

	December 31,
(In thousands)	2021	2020
Prepaid acquisition costs and deposits	$3,049	$3,159
Operating lease right-of-use asset	4,919	5,397
Prepaid assets	1,375	1,134
Accounts receivable	1,312	1,035
Inventories	252	183
Other	695	931
Total Other Assets	$11,602	$11,839
Other Liabilities
The components of Other liabilities were as follows:

	December 31,
(In thousands)	2021	2020
Operating lease liability	$5,617	$6,058
Accrued compensation	2,547	2,005
Accrued interest expense	2,066	1,597
Intangible real estate liabilities, net	1,940	2,365
Accounts payable	550	376
Accrued operating expenses	286	223
Other	3,008	2,475
Total Other Liabilities	$16,014	$15,099
NOTE 9 – INCOME TAXES
The income tax expense was composed as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$—	$(3)	$3
Current state and local	330	250	262
Total current	330	247	265
Deferred:
Federal deferred	(864)	—	—
State deferred	—	—	—
Total deferred	(864)	—	—
Total Income Tax (Benefit) Expense	$(534)	$247	$265

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying Consolidated Income Statements:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%
Current benefit	(20.8)	(21.2)	(21.0)
State and local income taxes, net of federal tax benefits	0.3	0.3	0.8
Benefit of federal income tax credits	—	—	—
Valuation allowance	(1.0)	0.2	—
Permanent differences	—	—	—
Effective Income Tax Rate	(0.5)%	0.3%	0.8%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including three year cumulative income and the completion of the seventh restaurant in the current year of the Kerrow Restaurants Operating Business, it was determined that the removal of the valuation allowance on the net deferred tax assets was required as of December 31, 2021. Changes in estimates of deferred tax asset realizability are included in Income tax benefit (expense) in the Consolidated Income Statements.
The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2021	2020	2019
Compensation and employee benefits	$34	$32	$40
Charitable contribution and credit carryforwards	1,032	816	636
Net operating losses	133	145	—
Lease payable	138	133	139
UNICAP	14	12	13
Gross deferred tax assets	1,351	1,138	828
Prepaid expenses	(34)	(28)	(25)
Straight-line rent	—	—	—
Buildings and equipment (1)	(453)	(285)	(275)
Gross deferred tax liabilities	(487)	(313)	(300)
Valuation allowance	—	(825)	(528)
Net Deferred Tax Assets	$864	$—	$—
(1)    These buildings and equipment in 2021, 2020, and 2019 relate to the Kerrow Restaurant Operating Business.
NOTE 10 – EQUITY
Preferred Stock
At December 31, 2021, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at December 31, 2021 or December 31, 2020.

Common Stock
At December 31, 2021, the Company was authorized to issue 500,000,000 shares of $0.0001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
In March 2021, we declared a dividend of $0.3175 per share, which was paid in April 2021 to common shareholders of record as of March 31, 2021. In June 2021, we declared a dividend of $0.3175 per share, which was paid in July 2021 to common shareholders of record as of June 30, 2021. In September 2021, we declared a dividend of $0.3175 per share, which was paid in October 2021 to common shareholders of record as of October 7, 2021. In November 2021 we declared a dividend of $0.3325 per share, which was payable on January 14, 2022 to common shareholders of record as of January 3, 2022.
As of December 31, 2021, there were 80,279,217 shares of the Company's common stock issued and outstanding.
Common Stock Issuance Under the At-The-Market Program
In December 2016, the Company entered into an “At-the-Market” (“ATM”) equity issuance program (“the prior ATM program”) under which the Company may, at its discretion, issue and sell its common stock through ATM offerings on the New York Stock Exchange through broker-dealers. On March 22, 2019, the Company amended the prior ATM program to, among other things, increase the maximum sales under ATM offerings to $210.0 million and provide that such sales can be made through the sales agents, as the Company’s agents or, if applicable, as forward sellers for forward purchasers. On February 24, 2021, the Company terminated the prior ATM program and entered into a new ATM program (the “current ATM program” and together with the prior ATM program, the “ATM programs”), which provides for the offer and sale of the shares of the Company’s common stock having an aggregate gross sales price of up to $350.0 million. In connection with the Company’s ATM program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.
During the year ended December 31, 2021, we sold 4,198,006 shares under the current ATM program at a weighted-average selling price of $28.24 per share, for net proceeds of approximately $116.5 million (after issuance costs).
During the year ended December 31, 2020, we sold 5,640,900 shares under the prior ATM program at a weighted-average selling price of $27.42 per share, for net proceeds of approximately $151.7 million (after issuance costs).
At December 31, 2021, there was $236.2 million available for issuance under the ATM programs.
Noncontrolling Interest
At December 31, 2021, there were 114,559 FCPT OP units (“OP units”) outstanding held by third parties. During the year ended December 31, 2021, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $3.4 million, $4.7 million, and $7.9 million as of December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, FCPT is the owner of approximately 99.86% of FCPT’s OP units. The remaining 0.14%, or 114,559, of FCPT’s OP units are held by unaffiliated limited partners. For the year ended December 31, 2021, FCPT OP distributed $176 thousand to limited partners and settled redemptions of 44,833 OP units for shares of common stock.

Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(In thousands except share and per share data)	2021	2020	2019
Average common shares outstanding – basic	76,674,046	71,312,326	68,430,841
Effect of dilutive stock based compensation	164,523	296,742	201,169
Average common shares outstanding – diluted	76,838,569	71,609,068	68,632,010
Net income available to common shareholders	$85,581	$77,332	$72,616
Basic net earnings per share	$1.12	$1.08	$1.06
Diluted net earnings per share	$1.11	$1.08	$1.06
For the years ended December 31, 2021, 2020, and 2019, the number of outstanding equity awards that were anti-dilutive totaled 178,139, 154,915, and 324,246, respectively. Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the year ended December 31, 2021, 2020, and 2019, totaled 147,969, 214,905, and 289,392, respectively.
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
At December 31, 2021, 694,822 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $4.2 million at December 31, 2021 as shown in the following table.
Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Units	Total
Unrecognized compensation cost at January 1, 2021	$1,755	$1,522	$1,342	$4,619
Equity grants	1,383	2,394	—	3,777
Equity grant forfeitures	(25)	(186)	(27)	(238)
Equity compensation expense	(1,293)	(2,002)	(653)	(3,948)
Unrecognized Compensation Cost at December 31, 2021	$1,820	$1,728	$662	$4,210
At December 31, 2021, the weighted average amortization period remaining for all of our equity awards was 2.0 years.
Restricted Stock Units
RSUs are granted at a value equal to the five-day average closing market price of our common stock on the date of grant and are settled in stock at the end of their vesting periods, which range between one and three years, at the then market price of our common stock.

The following table summarizes the activities related to RSUs for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021		2020		2019
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	137,585	$25.45	91,473	$26.00	33,592	$22.88
Units granted	49,390	$28.00	56,629	$25.12	67,368	$27.17
Units vested	(26,586)	$23.57	(10,517)	$28.53	(9,487)	$23.19
Units forfeited	(865)	28.93	—	$—	—	$—
Outstanding at End of Period	159,524	$26.53	137,585	$25.45	91,473	$26.00
Expenses related to RSUs were $1.3 million, $958 thousand, and $732 thousand for the years ended December 31, 2021, 2020, and 2019, respectively. Remaining unrecognized compensation cost related to RSU will be recognized over a weighted average period of less than five years. Restrictions on shares of restricted stock outstanding lapse through 2025. The Company expects all RSUs to vest.
Restricted Stock Awards
The following table summarizes the activities related to RSAs for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021		2020		2019
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	102,355	$27.16	101,267	$24.83	100,402	$21.76
Units granted	87,664	$27.31	54,124	$28.60	69,547	$26.60
Units vested	(69,628)	$26.62	(50,944)	$24.73	(67,621)	$22.08
Units forfeited	(6,696)	$27.59	(2,092)	$27.10	(1,061)	$25.16
Outstanding at End of Period	113,695	$27.58	102,355	$27.16	101,267	$24.83
Expenses related to RSAs were $2.0 million, $1.4 million, and $1.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The remaining unrecognized compensation cost will be recognized over a weighted average period of less than three years. Restrictions on shares of RSAs outstanding lapse through 2023. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
During the years ended December 31, 2021, 2020, and 2019, there were 75,476, 66,474, and 69,730 PSUs as well as dividend equivalent rights granted under the Plan, respectively. The performance period of these grants runs from January 1, 2019 through December 31, 2021, January 1, 2020 through December 31, 2022, and from January 1, 2021 through December 31, 2023, respectively. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model.
During the years ended December 31, 2021, 2020, and 2019, PSUs were granted at a weighted average fair value of $27.56, $29.73, and $26.57 per unit, respectively. During the year ended December 31, 2021, 67,709 PSUs vested at 200%, resulting in the issuance of 135,418 shares. There were 1,992 target number of PSUs forfeited due to employee departures during the year ended December 31, 2021. The Company expects all PSUs to vest.

The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total shareholder return over three years from the grant date. For the 2021 PSU grant, the Company used an implied volatility assumption of 49.0% (based on historical volatility), normalized risk free rate of 2.5%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs). For the 2020 PSU grant, the Company used an implied volatility assumption of 17.4% (based on historical volatility), risk free rates of 2.50% (the three-year Treasury rates on the grant dates), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs). For the 2019 PSU grant, the Company used an implied volatility assumption of 20.6% (based on historical volatility), risk free rate of 2.60% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs).
Expenses related to PSUs were $653 thousand, $1.0 million, and $1.2 million for the year ended December 31, 2021, 2020, and 2019, respectively.
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
Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative Assets
December 31, 2021	$—	$2,591	$—	$2,591
December 31, 2020	—	762	—	762
Derivative Liabilities
December 31, 2021	$—	$7,517	$—	$7,517
December 31, 2020	—	18,717	—	18,717
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2021 were classified as Level 2 of the fair value hierarchy.
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.
Fair Value of Certain Financial Liabilities

December 31, 2021
(In thousands)	Carrying Value	Fair Value
Liabilities (1)
Term loan due 2023	$50,000	$50,237
Term loan due 2024	100,000	100,474
Term loan due 2025	150,000	151,702
Term loan due 2026	100,000	101,262
Senior note due June 2024	50,000	53,482
Senior note due June 2027	75,000	84,593
Senior note due June 2026	50,000	55,468
Senior note due June 2028	50,000	56,952
Senior note due June 2029	50,000	52,045
Senior note due April 2030	75,000	78,246
Senior note due April 2029	50,000	50,965
Senior note due April 2031	50,000	51,584
Outstanding Revolver Borrowings	36,000	36,220
(1) Term loan and senior note liabilities exclude deferred financing costs

December 31, 2020
(In thousands)	Carrying Value	Fair Value
Liabilities (1)
Term loan due 2022	$150,000	$150,992
Term loan due 2023	150,000	150,980
Term loan due 2024	100,000	100,740
Senior note due June 2024	50,000	55,802
Senior note due June 2027	75,000	89,547
Senior note due June 2026	50,000	58,694
Senior note due June 2028	50,000	60,394
Senior note due June 2029	50,000	54,995
Senior note due June 2030	75,000	82,238
Outstanding Revolver Borrowings	10,000	10,069
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
NOTE 14 – SEGMENTS
During 2021, 2020, and 2019, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the years ended December 31, 2021, 2020, and 2019.
For the Year Ended December 31, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$172,812	—	$—	$172,812
Intercompany rental	743	—	(743)	—
Restaurant	—	26,566	—	26,566
Total revenues	173,555	26,566	(743)	199,378
Operating expenses:
General and administrative	17,650	—	—	17,650
Depreciation and amortization	34,162	664	—	34,826
Property	5,040	—	—	5,040
Restaurant	—	25,306	(743)	24,563
Total operating expenses	56,852	25,970	(743)	82,079
Interest expense	(32,555)	—	—	(32,555)
Other income, net	36	—	—	36
Realized gain on sale, net	431	—	—	431
Income tax benefit (expense)	(174)	708	—	534
Net Income	$84,441	$1,304	$—	$85,745

For the Year Ended December 31, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$154,721	$—	$—	$154,721
Intercompany rental	546	—	(546)	—
Restaurant	—	16,223	—	16,223
Total revenues	155,267	16,223	(546)	170,944
Operating expenses:
General and administrative	15,046	—	—	15,046
Depreciation and amortization	28,944	489	—	29,433
Property	3,508	—	—	3,508
Restaurant	—	16,628	(546)	16,082
Total operating expenses	47,498	17,117	(546)	64,069
Interest expense	(29,231)	—	—	(29,231)
Other income, net	170	—	—	170
Realized gain on sale, net	—	—	—	—
Income tax expense	(165)	(82)	—	(247)
Net Income (Loss)	$78,543	$(976)	$—	$77,567

For the Year Ended December 31, 2019

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$139,682	$—	$—	$139,682
Intercompany rental	410	—	(410)	—
Restaurant	—	20,551	—	20,551
Total revenues	140,092	20,551	(410)	160,233
Operating expenses:
General and administrative	13,934	—	—	13,934
Depreciation and amortization	25,780	532	—	26,312
Property	1,579	—	—	1,579
Restaurant	—	20,042	(410)	19,632
Total operating expenses	41,293	20,574	(410)	61,457
Interest expense	(26,516)	—	—	(26,516)
Other income, net	944	—	—	944
Realized gain on sale, net	—	—	—	—
Income tax expense	(152)	(113)	—	(265)
Net Income (Loss)	$73,075	$(136)	$—	$72,939
The following table presents supplemental information by segment at December 31, 2021 and 2020.
December 31, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,382,169	$22,236	$2,404,405
Accumulated depreciation	(676,183)	(6,247)	(682,430)
Total real estate investments, net	1,705,986	15,989	1,721,975
Cash and cash equivalents	4,830	1,470	6,300
Total assets	1,880,192	22,788	1,902,980
Long-term debt, net of deferred financing costs	877,591	—	877,591
December 31, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,138,466	$16,677	$2,155,143
Accumulated depreciation	(652,070)	(5,551)	(657,621)
Total real estate investments, net	1,486,396	11,126	1,497,522
Cash and cash equivalents	10,517	547	11,064
Total assets	1,651,878	16,301	1,668,179
Long-term debt, net of deferred financing costs	753,878	—	753,878
NOTE 15 – SUBSEQUENT EVENTS
Acquisitions
In the first quarter through February 22, 2022, the Company invested $2.8 million, net of transaction costs, in acquisitions of two retail properties located in two states. These properties are 100% occupied under net leases. The Company funded the acquisitions using the revolving credit facility and cash on hand. The Company anticipates accounting for these acquisitions as asset acquisitions in accordance with GAAP.

There were no material contingent liabilities associated with these transactions at December 31, 2021.
Notes Offering
On December 17, 2021, FCPT entered into agreements to issue $125 million of senior unsecured notes (the "Notes"), which are scheduled to fund on March 17, 2022, with the Company’s option to fund early with at least ten business days’ notice. The Notes consist of $75 million of notes with a ten-year term and are priced at a fixed interest rate of 3.11%, and $50 million of notes with a nine-year term and are priced at a fixed interest rate of 3.09%. These notes were issued at par value. In connection with this offering, FCPT terminated interest rate swaps entered into previously to hedge the interest rate of this offering at a gain that will be amortized over the life of the Notes and lower the annual all-in interest rate expense of the Notes to 3.07%.

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
AAA	Fairfield, CA	1,060	4,281	—	—	—	—	1,060	4,281	—	5,341	163	2000	9/3/2020	35
ADAUT	Centennial, CO	1,252	694	—	—	—	—	1,252	694	—	1,946	24	2010	12/30/2020	10 - 40
ADAUT	Fort Worth, TX	733	928	—	—	—	—	733	928	—	1,661	21	1986	3/17/2021	10 - 45
APPLB	Tracy, CA	1,267	—	—	—	—	—	1,267	—	—	1,267	—	2004	11/20/2018	—
APPLB	Lansing, MI	451	1,129	—	—	—	—	451	1,129	—	1,580	87	1995	2/26/2020	10- 30
ARBYS	Rocky Mount, NC	261	1,405	—	—	—	—	261	1,405	—	1,666	199	2004	9/6/2016	10 - 45
ARBYS	Roanoke Rapids, NC	288	1,563	—	—	—	—	288	1,563	—	1,851	234	2003	9/6/2016	10 - 45
ARBYS	South Hill, VA	538	1,283	—	—	—	—	538	1,283	—	1,821	178	2002	11/3/2016	10 - 50
ARBYS	Wake Forest, NC	805	1,344	—	—	—	—	805	1,344	—	2,149	228	2005	11/3/2016	9 - 49
ARBYS	Birch Run, MI	590	777	—	—	—	—	590	777	—	1,367	158	1991	11/9/2016	10 - 40
ARBYS	Brighton, MI	456	990	—	—	—	—	456	990	—	1,446	163	1987	11/9/2016	10 - 40
ARBYS	Cedar Rapids, IA	485	—	—	—	—	—	485	—	—	485	—	1987	1/12/2018	—
ARBYS	Plainwell, MI	696	837	—	—	—	—	696	837	—	1,533	129	1999	8/6/2018	3 - 36
ARBYS	Logan, UT	827	1,157	—	—	—	—	827	1,157	—	1,984	98	1980	5/1/2019	5 - 40
ARBYS	Spring Lake, MI	317	762	—	—	—	—	317	762	—	1,079	72	1986	6/21/2019	5 - 30
ARBYS	Holland, MI	735	735	—	—	—	—	735	735	—	1,470	89	1988	6/21/2019	5 - 30
ARBYS	Muskegon, MI	486	919	—	—	—	—	486	919	—	1,405	75	1979	6/21/2019	5 - 40
ARBYS	Kokomo, IN	902	—	—	—	—	—	902	—	—	902	—	2003	8/1/2019	—
ARBYS	Roxboro, NC	2	—	—	—	—	—	2	—	—	2	—	2006	8/26/2020	—
ARBYS	Roxboro, NC	1,002	541	—	—	—	—	1,002	541	—	1,543	53	2006	1/6/2020	10 - 25
ARBYS	Brook Park, OH	719	1,044	—	—	—	—	719	1,044	—	1,763	13	2006	9/23/2021	10 - 25
ARBYS	Layton, UT	1,302	—	—	—	—	—	1,302	—	—	1,302	—	1981	4/8/2021	—
ASPDE	Russellville, AR	891	856	—	—	—	—	891	856	—	1,747	8	2007	10/14/2021	10 - 35
ASPDE/STAR	Morries, IL	988	2,267	—	—	—	—	988	2,267	—	3,255	24	2021	7/23/2021	14 - 44
ASPDE/WELLN	Melrose Park, IL	1,744	2,482	—	—	—	—	1,744	2,482	—	4,226	49	2020	3/18/2021	14 - 44
ASPDE/WELLN	Oswego, NY	943	1,853	—	—	—	—	943	1,853	—	2,796	5	1997	12/3/2021	11 - 36
ATT	Columbia, MO	512	556	—	—	—	—	512	556	—	1,068	—	1985	12/29/2021	10 - 35
BFISH	Greensboro, NC	1,254	—	—	—	—	—	1,254	—	—	1,254	—	2002	2/21/2020	—
BHAMA	Raleigh, NC	2,507	3,230	155	—	918	314	2,507	4,148	469	7,124	3,168	1999	5/17/1999	2 - 38
BHAMA	Duluth, GA	1,292	2,362	254	—	1,378	274	1,292	3,740	528	5,560	3,052	1999	5/24/1999	2 - 38
BHAMA	Miami, FL	1,731	3,427	222	—	1,162	422	1,731	4,589	644	6,964	3,484	2000	4/4/2000	2 - 35
BHAMA	Fort Myers, FL	1,914	2,863	186	—	916	398	1,914	3,779	584	6,277	2,799	2000	5/16/2000	2 - 35
BHAMA	Pembroke Pines, FL	1,808	2,999	207	—	1,039	382	1,808	4,038	589	6,435	2,947	2000	12/18/2000	2 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BHAMA	Livonia, MI	2,105	3,856	286	—	362	138	2,105	4,218	424	6,747	3,146	2001	2/6/2001	2 - 36
BHAMA	Sunrise, FL	1,515	3,251	138	—	450	224	1,515	3,701	362	5,578	2,450	2002	10/22/2002	2 - 37
BHAMA	Jacksonville, FL	2,235	2,295	344	—	50	13	2,235	2,345	357	4,937	1,212	2010	3/29/2010	2 - 45
BHAMA	Orlando, FL	1,659	2,340	356	—	324	41	1,659	2,664	397	4,720	1,119	2012	2/27/2012	2 - 47
BHAMA	Charleston, SC	2,673	—	—	—	—	—	2,673	—	—	2,673	—	2020	9/29/2020	—
BIGO	West St. Paul, MN	1,464	1,096	—	—	—	—	1,464	1,096	—	2,560	52	2001	6/19/2020	10 - 40
BJS	Youngstown, OH	1,125	—	—	—	—	—	1,125	—	—	1,125	—	2017	1/12/2018	—
BJS	Longview, TX	1,508	—	—	—	—	—	1,508	—	—	1,508	—	2015	11/16/2018	—
BJS	Livonia, MI	638	3,259	—	—	—	—	638	3,259	—	3,897	187	2018	12/28/2018	14 - 54
BJS	Ft. Wayne, IN	2,878	—	—	—	—	—	2,878	—	—	2,878	—	2016	12/24/2019	—
BJS	Little Rock, AR	3,646	—	—	—	—	—	3,646	—	—	3,646	—	2014	12/27/2019	—
BJS	Oklahoma City, OK	1,879	—	—	—	—	—	1,879	—	—	1,879	—	2007	2/21/2020	—
BJS	Sugar Land, TX	3,910	—	—	—	—	—	3,910	—	—	3,910	—	2005	9/15/2020	—
BJS	Orange Valley, OH	3,908	—	—	—	—	—	3,908	—	—	3,908	—	2020	10/30/2020	—
BJS/SLEEP/VRZN	Hagerstown, MD	1,341	4,590	—	—	—	—	1,341	4,590	—	5,931	161	1974	3/12/2020	14 - 49
BK	Keysville, VA	571	1,424	—	—	—	—	571	1,424	—	1,995	200	1996	10/28/2016	10 - 50
BK	Roxboro, NC	601	2,089	—	—	—	—	601	2,089	—	2,690	264	1989	10/28/2016	10 - 50
BK	Oxford, NC	449	1,892	—	—	—	—	449	1,892	—	2,341	247	1982	10/28/2016	10 - 50
BK	Huntsville, AL	460	1,549	—	—	—	—	460	1,549	—	2,009	222	2000	10/28/2016	10 - 50
BK	Amory, MS	570	2,159	—	—	—	—	570	2,159	—	2,729	245	2016	10/28/2016	14 - 54
BK	Madisonville, KY	1,071	1,257	—	—	—	—	1,071	1,257	—	2,328	221	1986	11/9/2016	10 - 45
BK	Monterey, TN	429	1,611	—	—	—	—	429	1,611	—	2,040	204	2000	12/28/2016	10 - 50
BK	Crossville, TN	397	1,873	—	—	—	—	397	1,873	—	2,270	232	1987	12/28/2016	10 - 50
BK	Livingston, TN	481	1,354	—	—	—	—	481	1,354	—	1,835	171	2015	12/28/2016	13 - 53
BK	Herkimer, NY	308	1,460	—	—	—	—	308	1,460	—	1,768	157	2002	1/12/2017	13 - 53
BK	Chattanooga, TN	485	894	—	—	—	—	485	894	—	1,379	134	1998	1/12/2017	10 - 45
BK	Salem, IN	534	1,608	—	—	—	—	534	1,608	—	2,142	174	2016	6/30/2017	14 - 54
BK	Tupelo, MS	772	1,765	—	—	—	—	772	1,765	—	2,537	187	2016	6/30/2017	14 - 54
BK	Booneville, MS	448	1,253	—	—	—	—	448	1,253	—	1,701	137	2016	6/30/2017	14 - 54
BK	Tupelo, MS	953	1,418	—	—	—	—	953	1,418	—	2,371	182	1998	6/30/2017	10 - 50
BK	Memphis, TN	739	1,708	—	—	—	—	739	1,708	—	2,447	171	1996	6/30/2017	15 - 55
BK	Columbus, MS	922	1,633	—	—	—	—	922	1,633	—	2,555	195	2000	6/30/2017	12 - 52
BK	Tupelo, MS	826	1,774	—	—	—	—	826	1,774	—	2,600	205	1998	6/30/2017	10 - 50
BK	Olive Branch, MS	521	1,317	—	—	—	—	521	1,317	—	1,838	143	2016	12/19/2017	14 - 54

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BK	Holly Springs, MS	335	1,253	—	—	—	—	335	1,253	—	1,588	125	2016	12/19/2017	14 - 54
BK	Waldorf, MD	747	1,214	—	—	—	—	747	1,214	—	1,961	110	1989	4/3/2019	10 - 40
BK	Florence, SC	1,145	—	—	—	—	—	1,145	—	—	1,145	—	1980	6/23/2020	—
BK	Bessemer, AL	1,668	—	—	—	—	—	1,668	—	—	1,668	—	2009	3/12/2020	—
BK	Canton, OH	641	685	—	—	—	—	641	685	—	1,326	25	1971	6/8/2021	10 - 20
BK	Slinger, WI	901	652	—	—	—	—	901	652	—	1,553	14	1994	6/29/2021	5 - 35
BLACK	Spokane Valley, WA	961	1,024	—	—	—	—	961	1,024	—	1,985	117	2000	2/21/2020	8 - 25
BOBE	Dover, DE	591	1,713	—	—	—	—	591	1,713	—	2,304	226	1993	4/28/2017	10 - 50
BOBE	Indianapolis, IN	603	1,701	—	—	—	—	603	1,701	—	2,304	216	1991	4/28/2017	10 - 50
BOBE	Bowie, MD	506	1,940	—	—	—	—	506	1,940	—	2,446	251	1995	4/28/2017	10 - 50
BOBE	Catonsville, MD	170	1,091	—	—	—	—	170	1,091	—	1,261	153	2003	4/28/2017	10 - 50
BOBE	Midland, MI	1,060	1,567	—	—	—	—	1,060	1,567	—	2,627	203	1998	4/28/2017	10 - 50
BOBE	Niagara Falls, NY	304	1,892	—	—	—	—	304	1,892	—	2,196	246	1992	4/28/2017	10 - 50
BOBE	Independence, OH	1,161	1,847	—	—	—	—	1,161	1,847	—	3,008	224	1994	4/28/2017	11 - 51
BOBE	Centerville, OH	947	1,209	—	—	—	—	947	1,209	—	2,156	186	1997	4/28/2017	7 - 45
BOBE	Blacklick, OH	1,178	1,269	—	—	—	—	1,178	1,269	—	2,447	215	1999	4/28/2017	7 - 45
BOBE	Celina, OH	944	1,431	—	—	—	—	944	1,431	—	2,375	192	2005	4/28/2017	9 - 49
BOBE	Canton, OH	755	1,441	—	—	—	—	755	1,441	—	2,196	178	2005	4/28/2017	10 - 50
BOBE	Kent, OH	814	1,215	—	—	—	—	814	1,215	—	2,029	157	1994	4/28/2017	10 - 50
BOBE	Waynesburg, PA	389	1,758	—	—	—	—	389	1,758	—	2,147	250	2006	4/28/2017	10 - 50
BOBE	Kanawha City, WV	405	1,899	—	—	—	—	405	1,899	—	2,304	238	2000	4/28/2017	10 - 50
BOBE	Lima, OH	1,382	1,461	—	—	—	—	1,382	1,461	—	2,843	211	1988	4/28/2017	9 - 49
BOBE	Englewood, OH	958	—	—	—	—	—	958	—	—	958	—	2004	10/18/2019	—
BOFA	Lincoln Park, MI	1,373	—	—	—	—	—	1,373	—	—	1,373	—	1992	11/19/2021	—
BOJAN	Winston-Salem, NC	838	569	—	—	—	—	838	569	—	1,407	54	1983	1/29/2020	10 - 25
BOJAN	Columbia, SC	1,158	824	—	—	—	—	1,158	824	—	1,982	40	1999	12/23/2020	10 - 25
BOJAN	Murphy, NC	1,533	798	—	—	—	—	1,533	798	—	2,331	22	2014	8/5/2021	10 - 25
BP	South Elgin, IL	3,056	—	—	—	—	—	3,056	—	—	3,056	—	2004	7/14/2020	—
BWW	Burlington, IA	137	2,530	—	—	—	—	137	2,530	—	2,667	337	2010	9/15/2016	10 - 49
BWW	Galesburg, IL	157	2,510	—	—	—	—	157	2,510	—	2,667	362	2009	9/15/2016	10 - 46
BWW	Macomb, IL	138	2,528	—	—	—	—	138	2,528	—	2,666	344	2009	9/15/2016	10 - 48
BWW	Springfield, IL	825	2,352	—	—	—	—	825	2,352	—	3,177	253	2006	1/10/2018	10 - 50
BWW	Quincy, IL	676	2,378	—	—	—	—	676	2,378	—	3,054	241	2007	1/10/2018	10 - 50
BWW	Orange Park, FL	1,768	—	—	—	—	—	1,768	—	—	1,768	—	1997	1/12/2018	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BWW	Florence, SC	1,638	—	—	—	—	—	1,638	—	—	1,638	—	2011	6/29/2018	—
BWW	Austin, TX	1,250	—	—	—	—	—	1,250	—	—	1,250	—	2010	7/16/2018	—
BWW	Hendersonville, TN	1,401	—	—	—	—	—	1,401	—	—	1,401	—	2009	8/8/2018	—
BWW	Grand Junction, CO	1,182	—	—	—	—	—	1,182	—	—	1,182	—	2004	1/18/2019	—
BWW	Loredo, TX	1,287	1,923	—	—	—	—	1,287	1,923	—	3,210	174	2001	2/8/2019	10 - 45
BWW	Rockaway, NJ	787	—	—	—	—	—	787	—	—	787	—	2013	2/11/2019	—
BWW	Centerville, GA	1,001	—	—	—	—	—	1,001	—	—	1,001	—	2011	8/1/2019	—
BWW	Mansfield, TX	1,438	845	—	—	—	—	1,438	845	—	2,283	95	2007	10/21/2019	10 - 25
BWW	Fort Worth, TX	1,484	922	—	—	—	—	1,484	922	—	2,406	99	2007	11/4/2019	10 - 25
BWW	Racine, WI	1,898	—	—	—	—	—	1,898	—	—	1,898	—	2013	11/12/2019	—
BWW	Suffolk, VA	602	1,779	—	—	—	—	602	1,779	—	2,381	135	2012	12/31/2018	9 - 49
BWW	Mansfield, TX	—	79	—	—	—	—	—	79	—	79	8	2007	10/21/2019	15
BWW	Gastonia, NC	1,373	—	—	—	—	—	1,373	—	—	1,373	—	2009	10/14/2020	—
BWW	Whitehall, PA	1,685	—	—	—	—	—	1,685	—	—	1,685	—	2013	9/24/2021	—
BWW/CHIP	Clovis, NM	1,328	1,897	—	—	—	—	1,328	1,897	—	3,225	5	1997	11/22/2021	10 - 35
CALCO	Mt Pleasant, IL	1,705	654	—	—	—	—	1,705	654	—	2,359	92	1982	7/15/2020	2 - 15
CALCO	Palatine, IL	2,010	694	—	—	—	—	2,010	694	—	2,704	80	1998	9/24/2020	3 - 15
CALCO	Fort Wayne, IN	580	2,444	—	—	—	—	580	2,444	—	3,024	85	1994	11/16/2020	14 - 49
CALCO	Denver, CO	1,853	—	—	—	—	—	1,853	—	—	1,853	—	1962	12/9/2020	—
CALCO	Midwest City, OK	1,781	—	—	—	—	—	1,781	—	—	1,781	—	1984	12/9/2020	—
CALCO	Troy, NY	1,671	1,266	—	—	—	—	1,671	1,266	—	2,937	11	1940	9/21/2021	5 - 35
CALCO	Clifton Park, NY	1,332	978	—	—	—	—	1,332	978	—	2,310	9	1977	9/21/2021	5 - 35
CALCO	Queensbury, NY	403	1,232	—	—	—	—	403	1,232	—	1,635	17	1988	9/21/2021	10 - 35
CALCO	Moraine, OH	182	1,047	—	—	—	—	182	1,047	—	1,229	18	1968	9/20/2021	5 - 25
CALCO	Hamilton, OH	210	567	—	—	—	—	210	567	—	777	13	1995	9/20/2021	5 - 20
CALCO	Cincinnati, OH	104	680	—	—	—	—	104	680	—	784	7	1983	9/20/2021	10 - 30
CALCO	Loveland, OH	102	316	—	—	—	—	102	316	—	418	8	1989	9/20/2021	5 - 15
CALCO	Dayton, OH	142	510	—	—	—	—	142	510	—	652	13	1972	9/20/2021	5 - 20
CALCO	Cincinnati, OH	124	554	—	—	—	—	124	554	—	678	6	1980	11/3/2021	10 - 20
CALCO	Lebanon, OH	93	181	—	—	—	—	93	181	—	274	4	1967	11/3/2021	5 - 10
CALCO	Philadelphia, PA	1,070	1,898	—	—	—	—	1,070	1,898	—	2,968	—	1980	12/30/2021	5 - 35
CALCO	Norfolk, VA	384	935	—	—	—	—	384	935	—	1,319	9	1957	8/26/2021	11 - 41
CALCO	Fond du Lac, WI	320	1,491	—	—	—	—	320	1,491	—	1,811	42	1997	3/12/2021	15 - 44
CARRAB	Palm Coast , FL	2,146	—	—	—	—	—	2,146	—	—	2,146	—	2012	6/13/2019	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CARRAB	Charleston, SC	1,334	—	—	—	—	—	1,334	—	—	1,334	—	2003	7/13/2020	—
CARRAB	Tallahassee, FL	3,814	—	—	—	—	—	3,814	—	—	3,814	—	2000	12/22/2020	—
CARRAB	Independence, MO	1,566	—	—	—	—	—	1,566	—	—	1,566	—	2002	10/28/2021	—
CFILA	Cedar Rapids, IA	1,894	—	—	—	—	—	1,894	—	—	1,894	—	2012	1/12/2018	—
CFILA	Sioux City, IA	1,162	—	—	—	—	—	1,162	—	—	1,162	—	2012	6/28/2019	—
CFILA	Rehoboth Beach, DE	2,081	—	—	—	—	—	2,081	—	—	2,081	—	2013	12/24/2019	—
CFILA	Ft. Wayne, IN	2,251	—	—	—	—	—	2,251	—	—	2,251	—	2019	12/24/2019	—
CFILA	Carmel, IN	1,056	—	—	—	—	—	1,056	—	—	1,056	—	2006	9/17/2020	—
CFILA	Florissant, MO	1,416	—	—	—	—	—	1,416	—	—	1,416	—	2019	12/18/2020	—
CFILA	Florence, SC	1,869	—	—	—	—	—	1,869	—	—	1,869	—	2018	3/3/2020	—
CFILA	Manchester, CT	3,265	—	—	—	—	—	3,265	—	—	3,265	—	2021	12/30/2021	—
CHASE	New Iberia, LA	1,739	—	—	—	—	—	1,739	—	—	1,739	—	2021	6/29/2021	—
CHEDD	Pensacola, FL	1,530	—	—	—	—	—	1,530	—	—	1,530	—	1991	6/29/2018	—
CHILI	Bloomingdale, IL	1,111	—	—	—	—	—	1,111	—	—	1,111	—	1990	1/12/2018	—
CHILI	Baton Rouge, LA	1,146	1,077	—	—	—	—	1,146	1,077	—	2,223	161	1985	8/8/2018	5 - 30
CHILI	Mesquite, TX	2,180	2,938	—	—	—	—	2,180	2,938	—	5,118	237	2012	8/8/2018	13 - 53
CHILI	Palm Bay, FL	1,666	2,881	—	—	—	—	1,666	2,881	—	4,547	244	1994	8/8/2018	12 - 52
CHILI	Madison, TN	1,178	2,372	—	—	—	—	1,178	2,372	—	3,550	206	1989	8/8/2018	11 - 51
CHILI	Ocala, FL	2,017	2,216	—	—	—	—	2,017	2,216	—	4,233	208	1989	8/8/2018	11 - 51
CHILI	Palmdale, CA	1,234	2,573	—	—	—	—	1,234	2,573	—	3,807	220	1991	8/8/2018	9 - 49
CHILI	Sebring, FL	1,568	2,275	—	—	—	—	1,568	2,275	—	3,843	203	1992	8/8/2018	11 - 51
CHILI	Tarpon Springs, FL	1,394	2,232	—	—	—	—	1,394	2,232	—	3,626	211	1994	8/8/2018	10 - 50
CHILI	Peoria, AZ	867	1,199	—	—	—	—	867	1,199	—	2,066	183	1993	8/8/2018	5 - 31
CHILI	The Woodlands, TX	1,445	1,218	—	—	—	—	1,445	1,218	—	2,663	171	1995	8/8/2018	5 - 35
CHILI	Orlando, FL	2,106	1,376	—	—	—	—	2,106	1,376	—	3,482	189	1994	8/8/2018	5 - 35
CHILI	Kissimmee, FL	2,101	2,052	—	—	—	—	2,101	2,052	—	4,153	207	1994	8/8/2018	7 - 47
CHILI	Mesa, AZ	1,295	1,628	—	—	—	—	1,295	1,628	—	2,923	198	1994	8/8/2018	5 - 40
CHILI	Katy, TX	1,930	1,907	—	—	—	—	1,930	1,907	—	3,837	197	1995	8/8/2018	10 - 45
CHILI	McAllen, TX	759	1,691	—	—	—	—	759	1,691	—	2,450	208	1994	8/8/2018	5 - 35
CHILI	Winter Haven, FL	922	1,926	—	—	—	—	922	1,926	—	2,848	194	1995	8/8/2018	7 - 47
CHILI	Ormond Beach, FL	545	1,104	—	—	—	—	545	1,104	—	1,649	162	1995	8/8/2018	3 - 32
CHILI	Pembroke Pines, FL	1,757	1,514	—	—	—	—	1,757	1,514	—	3,271	212	1996	8/8/2018	5 - 40
CHILI	High Point, NC	955	1,446	—	—	—	—	955	1,446	—	2,401	150	1996	8/8/2018	5 - 55
CHILI	Anderson, SC	1,647	2,252	—	—	—	—	1,647	2,252	—	3,899	191	1995	8/8/2018	13 - 53

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CHILI	Burleson, TX	2,612	2,321	—	—	—	—	2,612	2,321	—	4,933	258	1998	8/8/2018	5 - 45
CHILI	Brownsville, TX	2,111	2,868	—	—	—	—	2,111	2,868	—	4,979	244	1999	8/8/2018	12 - 52
CHILI	Hermitage, TN	1,226	1,564	—	—	—	—	1,226	1,564	—	2,790	193	2000	8/8/2018	5 - 39
CHILI	Reno, NV	723	2,496	—	—	—	—	723	2,496	—	3,219	198	2002	8/8/2018	10 - 50
CHILI	Bartlesville, OK	1,497	1,571	—	—	—	—	1,497	1,571	—	3,068	158	2002	8/8/2018	10 - 50
CHILI	Gallatin, TN	821	1,613	—	—	—	—	821	1,613	—	2,434	157	2002	8/8/2018	10 - 50
CHILI	Tampa, FL	920	1,839	—	—	—	—	920	1,839	—	2,759	199	2002	8/8/2018	7 - 40
CHILI	Atascocita, TX	1,953	2,256	—	—	—	—	1,953	2,256	—	4,209	200	2002	8/8/2018	12 - 52
CHILI	Canon City, CO	709	1,928	—	—	—	—	709	1,928	—	2,637	174	2002	8/8/2018	10 - 50
CHILI	Chattanooga, TN	350	1,852	—	—	—	—	350	1,852	—	2,202	137	2003	8/8/2018	11 - 51
CHILI	Hobbs, NM	1,424	1,746	—	—	—	—	1,424	1,746	—	3,170	167	2003	8/8/2018	10 - 50
CHILI	Gonzales, LA	1,681	2,292	—	—	—	—	1,681	2,292	—	3,973	202	2003	8/8/2018	10 - 50
CHILI	Tupelo, MS	890	1,514	—	—	—	—	890	1,514	—	2,404	187	2003	8/8/2018	5 - 40
CHILI	Las Cruces, NM	1,645	1,720	—	—	—	—	1,645	1,720	—	3,365	189	1991	8/8/2018	7 - 45
CHILI	Carson City, NV	775	467	—	—	—	—	775	467	—	1,242	85	2004	8/8/2018	5 - 41
CHILI	Lady Lake, FL	2,474	2,618	—	—	—	—	2,474	2,618	—	5,092	244	2004	8/8/2018	12 - 52
CHILI	Lone Tree, CO	753	1,511	—	—	—	—	753	1,511	—	2,264	181	2004	8/8/2018	5 - 41
CHILI	Bristol, VA	1,059	1,563	—	—	—	—	1,059	1,563	—	2,622	195	2004	8/8/2018	5 - 41
CHILI	Trinity, FL	1,701	2,613	—	—	—	—	1,701	2,613	—	4,314	222	2004	8/8/2018	13 - 53
CHILI	Kingsville, TX	1,254	1,719	—	—	—	—	1,254	1,719	—	2,973	162	2004	8/8/2018	9 - 49
CHILI	Conroe, TX	1,224	1,661	—	—	—	—	1,224	1,661	—	2,885	186	2004	8/8/2018	7 - 45
CHILI	Portland, TX	1,537	2,089	—	—	—	—	1,537	2,089	—	3,626	207	2005	8/8/2018	10 - 45
CHILI	Plainview, TX	657	1,302	—	—	—	—	657	1,302	—	1,959	139	2005	8/8/2018	5 - 45
CHILI	Pinellas Park, FL	2,857	2,352	—	—	—	—	2,857	2,352	—	5,209	213	2005	8/8/2018	10 - 50
CHILI	Conyers, GA	1,049	2,168	—	—	—	—	1,049	2,168	—	3,217	209	2000	8/8/2018	7 - 45
CHILI	Eagle Pass, TX	1,338	1,859	—	—	—	—	1,338	1,859	—	3,197	203	2007	8/8/2018	5 - 45
CHILI	Enid, OK	1,712	2,805	—	—	—	—	1,712	2,805	—	4,517	260	1996	9/14/2018	10 - 45
CHILI	Lawton, OK	1,072	1,197	—	—	—	—	1,072	1,197	—	2,269	155	1999	9/14/2018	3 - 36
CHILI	Austin, TX	988	1,330	—	—	—	—	988	1,330	—	2,318	125	2003	9/14/2018	1 - 41
CHILI	Greenville, TX	1,495	1,431	—	—	—	—	1,495	1,431	—	2,926	150	2002	9/28/2018	10 - 45
CHILI	Arcadia, FL	1,575	1,408	—	—	—	—	1,575	1,408	—	2,983	158	2005	9/28/2018	5 - 45
CHILI	Aurora, CO	649	1,534	—	—	—	—	649	1,534	—	2,183	159	1990	10/23/2018	5 - 40
CHILI	Coralville, IA	1,628	—	—	—	—	—	1,628	—	—	1,628	—	1998	12/26/2019	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CHILI	Alamosa, CO	1,992	1,206	—	—	—	—	1,992	1,206	—	3,198	91	2007	12/27/2019	10 - 35
CHILI	Pueblo, CO	800	1,694	—	—	—	—	800	1,694	—	2,494	137	2005	12/27/2019	10 - 35
CHILI	Lafayette, LA	3,183	1,579	—	—	—	—	3,183	1,579	—	4,762	121	2005	12/27/2019	10 - 35
CHILI	Southaven, MS	2,332	1,770	—	—	—	—	2,332	1,770	—	4,102	130	2000	12/27/2019	10 - 35
CHILI	Shawnee, OK	2,077	1,370	—	—	—	—	2,077	1,370	—	3,447	101	2001	12/27/2019	10 - 35
CHILI	Harlingen, TX	3,054	1,630	—	—	—	—	3,054	1,630	—	4,684	132	1998	12/27/2019	10 - 35
CHILI	Seguin, TX	2,350	1,778	—	—	—	—	2,350	1,778	—	4,128	131	2004	12/27/2019	10 - 35
CHILI	Carmel, IN	1,273	—	—	—	—	—	1,273	—	—	1,273	—	1993	2/13/2020	—
CHILI	Kokomo, IN	858	—	—	—	—	—	858	—	—	858	—	1999	2/13/2020	—
CHILI	Aiken, SC	1,407	1,565	—	—	—	—	1,407	1,565	—	2,972	56	2001	12/31/2020	13 - 38
CHILI	Brunswick, GA	293	717	—	—	—	—	293	717	—	1,010	36	1998	1/29/2021	10 - 30
CHILI	Hinesville, GA	2,406	883	—	—	—	—	2,406	883	—	3,289	26	2006	3/1/2021	10 - 40
CHILI	Pittsfield, MA	1,717	—	—	—	—	—	1,717	—	—	1,717	—	2018	4/1/2021	—
CHILI	Linthicum, MD	2,341	1,868	—	—	—	—	2,341	1,868	—	4,209	19	2009	9/2/2021	10 - 40
CHILI	Salisbury, MD	1,467	1,279	—	—	—	—	1,467	1,279	—	2,746	19	2003	9/2/2021	7 - 33
CHILI	Kansas City, MO	1,663	1,644	—	—	—	—	1,663	1,644	—	3,307	16	1997	10/15/2021	10 - 35
CHILI	Rochester, NY	322	1,441	—	—	—	—	322	1,441	—	1,763	32	1992	6/10/2021	10 - 35
CHILI	Gainesville, TX	1,230	1,363	—	—	—	—	1,230	1,363	—	2,593	29	2003	6/16/2021	10 - 40
CHILI	Midlothian, VA	663	1,281	—	—	—	—	663	1,281	—	1,944	35	2005	3/26/2021	10 - 40
CHILI	Culpeper, VA	2,781	1,427	—	—	—	—	2,781	1,427	—	4,208	19	2005	9/2/2021	10 - 33
CHILI	Lynchburg, VA	1,924	1,776	—	—	—	—	1,924	1,776	—	3,700	20	2016	9/2/2021	10 - 40
CHILI	Chester, VA	1,382	1,860	—	—	—	—	1,382	1,860	—	3,242	23	2016	9/2/2021	10 - 40
CHILI	Sterling, VA	1,295	1,687	—	—	—	—	1,295	1,687	—	2,982	20	2004	9/2/2021	10 - 37
CHIP	Florence, SC	758	402	—	—	—	—	758	402	—	1,160	39	2013	3/3/2020	10 - 25
CIRCK	Pawleys Island, SC	1,555	—	—	—	—	—	1,555	—	—	1,555	—	2003	12/23/2020	—
CIRCK	Homer Glen, OK	1,428	776	—	—	—	—	1,428	776	—	2,204	13	1998	6/29/2021	10 - 40
CIRCK	Urbana, IL	1,957	1,014	—	—	—	—	1,957	1,014	—	2,971	—	2005	12/23/2021	10 - 35
CITI	Bloomingdale, IL	1,328	—	—	—	—	—	1,328	—	—	1,328	—	1991	10/18/2019	—
COLUM	Columbia, MO	1,006	—	—	—	—	—	1,006	—	—	1,006	—	1998	2/21/2020	—
CRLJR	Logan, UT	848	—	—	—	—	—	848	—	—	848	—	1997	6/7/2019	—
DAIRY	Tulsa, OK	485	388	—	—	(90)	—	485	298	—	783	76	2015	10/20/2016	14 - 54
DAVTA	Eau Claire, WI	201	791	—	—	—	—	201	791	—	992	26	1996	6/10/2021	7 - 27
DAVTA/NEPHA	Panama City, FL	1,494	2,647	—	—	—	—	1,494	2,647	—	4,141	—	1985	12/30/2021	5 - 35
DENNY	Amherst, OH	460	998	—	—	—	—	460	998	—	1,458	181	1971	11/9/2016	10 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
DTACO/MODPZ	New Baltimore, MI	435	2,351	—	—	—	—	435	2,351	—	2,786	221	2016	9/15/2017	14 - 54
DTIRE	Coralville, IA	2,142	—	—	—	—	—	2,142	—	—	2,142	—	1998	12/26/2019	—
EXOIL	Columbus, MS	1,294	765	—	—	—	—	1,294	765	—	2,059	—	2001	12/22/2021	10 - 37
EXOIL	Starkville, MS	1,421	879	—	—	—	—	1,421	879	—	2,300	—	1996	12/22/2021	10 - 35
EYECA/STOREB	Warwick, RI	951	1,469	—	—	—	—	951	1,469	—	2,420	13	2009	8/24/2021	10 - 45
FAZOL	Lafayette, IN	244	522	—	—	—	—	244	522	—	766	113	1996	11/9/2016	5 - 40
FEDEX	Oklahoma City, OK	862	—	—	—	—	—	862	—	—	862	—	1999	2/21/2020	—
FMBNK	East Moline, IL	717	919	—	—	—	—	717	919	—	1,636	—	1979	12/20/2021	5 - 35
FMBNK	Sandwich, IL	387	992	—	—	—	—	387	992	—	1,379	—	2012	12/20/2021	6 - 41
FMBNK	Johnsburg, IL	1,216	827	—	—	—	—	1,216	827	—	2,043	—	1988	12/20/2021	5 - 35
FRES	Ft. Wayne, IN	974	1,450	—	—	—	—	974	1,450	—	2,424	46	2001	3/26/2021	10 - 30
FRES	Shreveport, LA	1,043	1,898	—	—	—	—	1,043	1,898	—	2,941	24	2008	9/3/2021	10 - 35
FRSTN	Hagerstown, MD	994	—	—	—	—	—	994	—	—	994	—	2007	6/23/2020	—
FRSTN	Carpentersville, IL	2,118	1,407	—	—	—	—	2,118	1,407	—	3,525	17	2010	9/7/2021	10 - 35
FRSTN	St. Louis, MO	2,117	1,166	—	—	—	—	2,117	1,166	—	3,283	35	2011	2/23/2021	10 - 40
GERCO	Milwaukee, WI	202	1,392	—	—	—	—	202	1,392	—	1,594	19	1953	8/18/2021	10 - 30
GOOD	New Orleans, LA	427	706	—	—	—	—	427	706	—	1,133	12	2004	8/17/2021	5 - 30
GOOD	Strongsville, OH	2,389	920	—	—	—	—	2,389	920	—	3,309	31	2015	1/28/2021	10 - 40
HARDE	Gadsden, AL	464	1,064	—	—	—	—	464	1,064	—	1,528	194	1985	12/15/2016	10 - 40
HARDE	Baxley, GA	644	1,258	—	—	—	—	644	1,258	—	1,902	248	1983	12/15/2016	10 - 40
HARDE	Vidalia, GA	364	1,232	—	—	—	—	364	1,232	—	1,596	159	2007	12/15/2016	10 - 50
HARDE	Hazlehurst, GA	461	1,516	—	—	—	—	461	1,516	—	1,977	191	2013	12/15/2016	12 - 52
HARDE	Sioux City, IA	901	—	—	—	—	—	901	—	—	901	—	1979	6/28/2019	—
HBANK	Traverse City, MI	805	—	—	—	—	—	805	—	—	805	—	1992	2/21/2020	—
HOLDY	Coralville, IA	1,318	—	—	—	—	—	1,318	—	—	1,318	—	2000	12/26/2019	—
IHOP	Grand Junction, CO	853	—	—	—	—	—	853	—	—	853	—	2002	1/18/2019	—
IHOP	Christiansburg, VA	739	—	—	250	—	—	989	—	—	989	—	1998	4/19/2019	—
IHOP	Spokane Valley, WA	572	660	—	—	—	—	572	660	—	1,232	73	2001	2/21/2020	8 - 25
IHOP	Florence, SC	1,106	—	—	—	—	—	1,106	—	—	1,106	—	2000	6/30/2020	—
JKBOX	Sierra Vista, AZ	1,136	—	—	—	—	—	1,136	—	—	1,136	—	2007	12/22/2021	—
JLUBE	Carmel, IN	1,280	352	—	—	—	—	1,280	352	—	1,632	18	1993	12/31/2020	10 - 30
KFC	Detroit, MI	294	916	—	—	—	—	294	916	—	1,210	134	1997	9/14/2016	5 - 43
KFC	Auburn Hills, MI	98	925	—	—	—	—	98	925	—	1,023	146	2002	9/14/2016	5 - 43

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
KFC	Detroit, MI	75	732	—	—	—	—	75	732	—	807	120	1984	9/14/2016	5 - 40
KFC	Detroit, MI	323	635	—	—	—	—	323	635	—	958	122	1984	9/14/2016	5 - 40
KFC	Altoona, WI	195	1,714	—	—	—	—	195	1,714	—	1,909	234	1993	11/10/2016	10 - 45
KFC	LaCrosse, WI	216	893	—	—	—	—	216	893	—	1,109	174	1979	11/10/2016	5 - 40
KFC	Rice Lake, WI	215	1,045	—	—	—	—	215	1,045	—	1,260	199	1991	11/10/2016	5 - 40
KFC	Chippewa Falls, WI	167	924	—	—	—	—	167	924	—	1,091	154	2003	11/10/2016	5 - 40
KFC	LaCrosse, WI	245	1,042	—	—	—	—	245	1,042	—	1,287	190	1972	11/10/2016	5 - 40
KFC	Stevens Point, WI	92	697	—	—	—	—	92	697	—	789	120	1984	11/10/2016	5 - 40
KFC	Wisconsin Rapids, WI	179	1,928	—	—	—	—	179	1,928	—	2,107	258	1991	11/10/2016	10 - 45
KFC	Wausau, WI	126	1,387	—	—	—	—	126	1,387	—	1,513	184	1979	11/10/2016	10 - 45
KFC	Escanaba, MI	143	1,362	—	—	—	—	143	1,362	—	1,505	193	1985	11/10/2016	10 - 43
KFC	Menominee, MI	93	862	—	—	—	—	93	862	—	955	150	1995	11/10/2016	10 - 40
KFC	Goshen, IN	95	1,041	—	—	—	—	95	1,041	—	1,136	176	1976	11/10/2016	5 - 40
KFC	South Bend, IN	141	868	—	—	—	—	141	868	—	1,009	169	1970	11/10/2016	5 - 40
KFC	South Bend, IN	155	774	—	—	—	—	155	774	—	929	160	1973	11/10/2016	5 - 40
KFC	Mishawaka, IN	72	1,510	—	—	—	—	72	1,510	—	1,582	191	1978	11/10/2016	10 - 45
KFC	Kokomo, IN	118	1,093	—	—	—	—	118	1,093	—	1,211	170	1994	11/10/2016	10 - 40
KFC	Kokomo, IN	141	1,798	—	—	—	—	141	1,798	—	1,939	241	1994	11/10/2016	10 - 45
KFC	Birmingham, AL	1,062	592	—	—	—	—	1,062	592	—	1,654	34	1991	12/8/2020	10 - 25
KFC	Fairfield, AL	1,006	543	—	—	—	—	1,006	543	—	1,549	33	1995	12/8/2020	10 - 22
KFC	Birmingham, AL	1,101	556	—	—	—	—	1,101	556	—	1,657	45	2002	12/8/2020	7 - 18
KFC	Hueytown, AL	719	589	—	—	—	—	719	589	—	1,308	35	1988	12/8/2020	10 - 22
KFC	Birmingham, AL	1,102	495	—	—	—	—	1,102	495	—	1,597	30	1995	12/8/2020	10 - 22
KFC	Forestdale, AL	972	544	—	—	—	—	972	544	—	1,516	34	1995	12/8/2020	10 - 20
KFC	Bessemer, AL	1,105	521	—	—	—	—	1,105	521	—	1,626	34	1994	12/8/2020	10 - 20
KFC	Gardendale, AL	926	695	—	—	—	—	926	695	—	1,621	39	1988	12/8/2020	10 - 25
KFC	Huntsville, AL	694	776	—	—	—	—	694	776	—	1,470	43	1976	12/8/2020	10 - 22

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
KFC	Decatur, AL	734	739	—	—	—	—	734	739	—	1,473	44	1993	12/8/2020	10 - 20
KFC	Huntsville, AL	678	762	—	—	—	—	678	762	—	1,440	41	2004	12/8/2020	10 - 25
KFC	Madison, AL	845	580	—	—	—	—	845	580	—	1,425	39	1986	12/8/2020	10 - 20
KFC	Madison, AL	966	765	—	—	—	—	966	765	—	1,731	46	1999	12/8/2020	10 - 22
KRIS	Gardendale, AL	723	376	—	—	—	—	723	376	—	1,099	61	1976	9/27/2019	5 - 20
KRIS	Lenoir City, TN	1,124	338	—	—	—	—	1,124	338	—	1,462	55	1998	10/10/2019	5 - 20
KRIS	Pratville, AL	1,077	385	—	—	—	—	1,077	385	—	1,462	62	1998	10/11/2019	5 - 20
KRYST	Troy, MI	1,480	—	—	—	—	—	1,480	—	—	1,480	—	2003	12/24/2019	—
KUMGO	Sand Springs, OK	974	598	—	—	—	—	974	598	—	1,572	15	2001	6/4/2021	10 - 35
LONGH/RT/ADB	Auburn, ME	3,355	—	—	—	—	—	3,355	—	—	3,355	—	2005	10/31/2019	—
LONGH	Tucker, GA	1,407	923	10	—	339	214	1,407	1,262	224	2,893	1,031	1986	10/1/2007	2 - 43
LONGH	Snellville, GA	1,911	925	76	—	422	147	1,911	1,347	223	3,481	1,059	1992	10/1/2007	2 - 43
LONGH	Macon, GA	1,249	718	30	—	420	204	1,249	1,138	234	2,621	1,089	1992	10/1/2007	2 - 44
LONGH	Augusta, GA	1,631	845	46	—	300	103	1,631	1,145	149	2,925	958	1993	10/1/2007	2 - 42
LONGH	Ocala, FL	1,210	1,100	17	—	579	112	1,210	1,679	129	3,018	1,377	1993	10/1/2007	2 - 42
LONGH	Altamonte Springs, FL	1,649	974	22	—	450	135	1,649	1,424	157	3,230	1,006	1994	10/1/2007	2 - 44
LONGH	Florence, KY	—	741	52	1,191	347	165	1,191	1,088	217	2,496	869	1994	10/1/2007	2 - 47
LONGH	Gainesville, GA	1,537	965	19	—	348	140	1,537	1,313	159	3,009	1,000	1995	10/1/2007	2 - 43
LONGH	Peachtree City, GA	1,485	1,080	9	—	457	159	1,485	1,537	168	3,190	1,150	1995	10/1/2007	2 - 43
LONGH	Lawrenceville, GA	1,865	1,116	17	—	451	117	1,865	1,567	134	3,566	1,086	1996	10/1/2007	2 - 42
LONGH	Jensen Beach, FL	1,322	1,082	33	—	347	153	1,322	1,429	186	2,937	1,083	1996	10/1/2007	2 - 42
LONGH	Destin, FL	2,053	793	16	—	357	224	2,053	1,150	240	3,443	944	1996	10/1/2007	2 - 42
LONGH	Albany, GA	1,500	988	34	—	422	126	1,500	1,410	160	3,070	965	1997	10/1/2007	2 - 42
LONGH	Dublin, OH	1,572	1,205	18	—	510	259	1,572	1,715	277	3,564	1,208	1997	10/1/2007	2 - 42
LONGH	Columbia, SC	1,677	1,291	23	—	495	176	1,677	1,786	199	3,662	1,239	1997	10/1/2007	2 - 42
LONGH	Pineville, NC	1,262	879	11	—	495	195	1,262	1,374	206	2,842	934	1998	10/1/2007	2 - 44
LONGH	Johns Creek, GA	1,694	1,089	18	—	203	123	1,694	1,292	141	3,127	875	1998	10/1/2007	2 - 42
LONGH	Greensboro, NC	1,438	1,017	16	—	270	152	1,438	1,287	168	2,893	828	1999	10/1/2007	2 - 44
LONGH	Huntsville, AL	1,443	983	7	—	350	194	1,443	1,333	201	2,977	864	1999	10/1/2007	2 - 44
LONGH	Hickory, NC	1,333	1,029	7	—	313	166	1,333	1,342	173	2,848	821	1999	10/1/2007	2 - 44
LONGH	Tampa, FL	1,488	1,078	6	—	297	189	1,488	1,375	195	3,058	974	2000	10/1/2007	2 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH	Clarksville, TN	1,662	1,097	15	—	449	112	1,662	1,546	127	3,335	884	1999	10/1/2007	2 - 43
LONGH	Orlando, FL	1,165	749	21	—	264	137	1,165	1,013	158	2,336	726	2000	10/1/2007	2 - 35
LONGH	Concord, NH	1,329	935	7	—	359	172	1,329	1,294	179	2,802	764	2000	10/1/2007	2 - 35
LONGH	Orlando, FL	1,492	1,277	52	—	297	150	1,492	1,574	202	3,268	980	2000	10/1/2007	2 - 35
LONGH	Medina, OH	1,189	820	12	—	268	168	1,189	1,088	180	2,457	716	2000	10/1/2007	2 - 35
LONGH	Hoover, AL	1,401	966	17	—	350	160	1,401	1,316	177	2,894	845	2001	10/1/2007	2 - 36
LONGH	Boardman, OH	954	673	17	—	285	151	954	958	168	2,080	615	2001	10/1/2007	2 - 36
LONGH	Prattville, AL	1,481	1,016	27	—	336	134	1,481	1,352	161	2,994	854	2001	10/1/2007	2 - 36
LONGH	Bensalem, PA	1,645	600	17	—	346	160	1,645	946	177	2,768	610	2001	10/1/2007	2 - 36
LONGH	Lee’s Summit, MO	1,705	1,219	34	—	285	88	1,705	1,504	122	3,331	809	2002	10/1/2007	2 - 37
LONGH	Germantown, MD	1,439	1,069	27	—	306	138	1,439	1,375	165	2,979	831	2002	10/1/2007	2 - 37
LONGH	Independence, OH	1,241	686	26	—	231	106	1,241	917	132	2,290	554	2002	10/1/2007	2 - 37
LONGH	Hiram, GA	1,639	1,033	25	—	374	130	1,639	1,407	155	3,201	835	2002	10/1/2007	2 - 37
LONGH	Louisville, KY	1,405	980	18	—	238	113	1,405	1,218	131	2,754	694	2002	10/1/2007	2 - 37
LONGH	Bowie, MD	1,871	1,230	21	—	257	147	1,871	1,487	168	3,526	862	2002	10/1/2007	2 - 37
LONGH	Waldorf, MD	1,929	1,167	26	—	245	162	1,929	1,412	188	3,529	842	2002	10/1/2007	2 - 37
LONGH	West Palm Beach, FL	1,781	1,228	27	—	297	132	1,781	1,525	159	3,465	870	2002	10/1/2007	2 - 37
LONGH	Columbia, MD	1,918	1,439	40	—	268	161	1,918	1,707	201	3,826	961	2003	10/1/2007	2 - 38
LONGH	East Point, GA	1,052	1,232	21	—	291	143	1,052	1,523	164	2,739	880	2003	10/1/2007	2 - 38
LONGH	Lexington, KY	1,251	874	16	—	238	162	1,251	1,112	178	2,541	685	2003	10/1/2007	2 - 42
LONGH	Winter Haven, FL	1,285	1,149	39	—	276	124	1,285	1,425	163	2,873	829	2003	10/1/2007	2 - 38
LONGH	Jacksonville, FL	795	1,302	32	—	210	128	795	1,512	160	2,467	842	2003	10/1/2007	2 - 38
LONGH	Daphne, AL	1,130	757	30	—	308	111	1,130	1,065	141	2,336	684	2003	10/1/2007	2 - 38
LONGH	Anderson, SC	1,445	990	41	—	240	111	1,445	1,230	152	2,827	707	2004	10/1/2007	2 - 39
LONGH	Palm Harbor, FL	1,406	917	32	—	263	93	1,406	1,180	125	2,711	721	2004	10/1/2007	2 - 39
LONGH	West Chester, OH	1,371	927	31	—	248	79	1,371	1,175	110	2,656	692	2004	10/1/2007	2 - 39
LONGH	Jefferson City, MO	1,342	875	60	—	196	68	1,342	1,071	128	2,541	628	2004	10/1/2007	2 - 39
LONGH	Chantilly, VA	1,568	882	50	—	262	66	1,568	1,144	116	2,828	634	2004	10/1/2007	2 - 39
LONGH	Dawsonville, GA	1,084	1,321	51	—	188	100	1,084	1,509	151	2,744	828	2004	10/1/2007	2 - 39
LONGH	Opelika, AL	1,427	1,244	36	—	202	58	1,427	1,446	94	2,967	789	2004	10/1/2007	2 - 39
LONGH	Indianapolis, IN	1,298	854	55	—	211	51	1,298	1,065	106	2,469	619	2005	10/1/2007	2 - 40
LONGH	Grove City, OH	1,566	1,067	53	—	191	61	1,566	1,258	114	2,938	700	2005	10/1/2007	2 - 40
LONGH	Springfield, IL	1,573	1,451	65	—	182	79	1,573	1,633	144	3,350	901	2005	10/1/2007	2 - 40
LONGH	Covington, GA	887	1,212	70	—	45	49	887	1,257	119	2,263	684	2005	10/1/2007	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH	West Homestead, PA	1,418	947	79	—	33	91	1,418	980	170	2,568	596	2005	10/1/2007	2 - 40
LONGH	Carrollton, GA	1,192	1,227	75	—	15	49	1,192	1,242	124	2,558	694	2005	10/1/2007	2 - 40
LONGH	Tarentum, PA	1,414	931	91	—	84	46	1,414	1,015	137	2,566	594	2005	10/1/2007	2 - 40
LONGH	Commerce, GA	647	1,476	60	—	57	89	647	1,533	149	2,329	784	2006	10/1/2007	2 - 41
LONGH	East Ellijay, GA	1,126	1,272	70	—	21	82	1,126	1,293	152	2,571	719	2006	10/1/2007	2 - 41
LONGH	Acworth, GA	1,941	1,255	70	—	23	82	1,941	1,278	152	3,371	698	2006	10/1/2007	2 - 41
LONGH	Peoria, IL	1,299	848	81	—	143	46	1,299	991	127	2,417	597	2006	10/1/2007	2 - 41
LONGH	Hixson, TN	1,676	1,263	84	—	40	44	1,676	1,303	128	3,107	698	2006	10/1/2007	2 - 41
LONGH	Fredericksburg, VA	1,734	1,174	89	—	42	35	1,734	1,216	124	3,074	713	2006	10/1/2007	2 - 41
LONGH	Morgantown, WV	1,223	812	89	—	27	44	1,223	839	133	2,195	543	2006	10/1/2007	2 - 41
LONGH	Florence, SC	1,628	1,352	90	—	28	35	1,628	1,380	125	3,133	701	2006	10/1/2007	2 - 41
LONGH	Portage, IN	901	1,652	105	—	59	26	901	1,711	131	2,743	859	2006	10/1/2007	2 - 41
LONGH	Macon, GA	1,052	1,840	97	—	135	38	1,052	1,975	135	3,162	1,022	2007	10/1/2007	2 - 42
LONGH	Panama City Beach, FL	1,379	1,736	99	—	47	95	1,379	1,783	194	3,356	988	2007	10/1/2007	2 - 42
LONGH	LaGrange, GA	979	1,527	111	—	36	52	979	1,563	163	2,705	860	2007	10/1/2007	2 - 42
LONGH	Calhoun, GA	765	1,760	109	—	(4)	36	765	1,756	145	2,666	925	2007	10/1/2007	2 - 42
LONGH	Dublin, GA	389	1,910	140	—	27	23	389	1,937	163	2,489	938	2008	1/14/2008	2 - 43
LONGH	Monroe, GA	966	1,549	164	—	30	13	966	1,579	177	2,722	797	2008	4/28/2008	2 - 43
LONGH	Denham Springs, LA	1,306	2,049	283	—	35	12	1,306	2,084	295	3,685	1,239	2008	8/25/2008	2 - 43
LONGH	Cornelia, GA	106	1,542	281	283	52	8	389	1,594	289	2,272	956	2008	12/1/2008	2 - 43
LONGH	Richmond, VA	1,442	1,758	207	—	24	9	1,442	1,782	216	3,440	943	2009	2/23/2009	2 - 44
LONGH	San Antonio, TX	907	1,504	—	—	713	540	907	2,217	540	3,664	1,323	2010	1/18/2010	2 - 40
LONGH	Orlando, FL	1,406	1,701	253	—	23	6	1,406	1,724	259	3,389	850	2010	3/8/2010	2 - 45
LONGH	Thomasville, GA	730	1,688	229	—	19	5	730	1,707	234	2,671	878	2010	4/19/2010	2 - 45
LONGH	San Antonio, TX	947	1,436	—	—	444	545	947	1,880	545	3,372	1,238	2010	5/10/2010	2 - 40
LONGH	San Antonio, TX	1,206	1,583	—	—	245	545	1,206	1,828	545	3,579	1,198	2010	7/5/2010	2 - 40
LONGH	Jackson, TN	1,398	1,257	204	—	16	8	1,398	1,273	212	2,883	668	2010	7/19/2010	2 - 45
LONGH	Conyers, GA	589	1,797	198	—	30	21	589	1,827	219	2,635	878	2010	8/2/2010	2 - 45
LONGH	San Antonio, TX	—	1,382	735	1,990	249	(210)	1,990	1,631	525	4,146	1,163	2010	10/11/2010	2 - 40
LONGH	Fort Smith, AR	953	1,610	252	—	23	10	953	1,633	262	2,848	832	2010	11/1/2010	2 - 45

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH	Whitehall, PA	1,307	1,901	270	—	24	7	1,307	1,925	277	3,509	932	2010	12/6/2010	2 - 45
LONGH	New Braunfels, TX	—	1,330	681	—	146	(211)	—	1,476	470	1,946	1,030	2011	1/24/2011	2 - 40
LONGH	McAllen, TX	1,128	1,600	284	—	13	13	1,128	1,613	297	3,038	806	2011	3/28/2011	2 - 46
LONGH	Kingsland, GA	849	1,564	236	—	13	5	849	1,577	241	2,667	736	2011	4/25/2011	2 - 46
LONGH	Jonesboro, AR	902	1,704	234	—	15	1	902	1,719	235	2,856	803	2011	4/25/2011	2 - 46
LONGH	Hanover, MD	1,437	2,258	252	—	45	2	1,437	2,303	254	3,994	955	2011	5/16/2011	2 - 46
LONGH	Council Bluffs, IA	869	1,827	236	—	31	7	869	1,858	243	2,970	840	2011	5/31/2011	2 - 46
LONGH	San Antonio, TX	—	278	383	—	(276)	(291)	—	2	92	94	57	2011	6/20/2011	2 - 40
LONGH	Tupelo, MS	771	1,717	236	—	13	1	771	1,730	237	2,738	739	2011	8/29/2011	2 - 46
LONGH	Champaign, IL	1,499	1,725	267	—	4	3	1,499	1,729	270	3,498	778	2011	10/10/2011	2 - 46
LONGH	Rapid City, SD	965	1,869	252	—	2	3	965	1,871	255	3,091	858	2011	10/10/2011	2 - 46
LONGH	West Melbourne, FL	1,144	1,858	266	—	4	3	1,144	1,862	269	3,275	827	2011	11/21/2011	2 - 46
LONGH	Flowood, MS	1,088	1,803	327	34	—	2	1,122	1,803	329	3,254	863	2012	2/6/2012	2 - 47
LONGH	McAllen, TX	1,339	1,775	319	—	3	12	1,339	1,778	331	3,448	831	2012	2/27/2012	2 - 47
LONGH	Deptford, NJ	1,799	1,694	287	—	3	(2)	1,799	1,697	285	3,781	752	2012	3/26/2012	2 - 47
LONGH	Athens, GA	970	1,744	289	—	35	13	970	1,779	302	3,051	729	2012	10/29/2012	2 - 47
LONGH	Morehead City, NC	975	1,941	340	—	2	1	975	1,943	341	3,259	786	2013	1/14/2013	2 - 48
LONGH	Columbus, MS	1,155	1,993	256	—	4	4	1,155	1,997	260	3,412	712	2013	2/18/2013	2 - 48
LONGH	Sandusky, OH	1,081	2,027	263	—	—	2	1,081	2,027	265	3,373	728	2013	4/22/2013	2 - 48
LONGH	Coralville, IA	953	2,135	288	—	—	(3)	953	2,135	285	3,373	776	2013	5/13/2013	2 - 48
LONGH	Cleveland, TN	1,054	1,776	337	—	—	1	1,054	1,776	338	3,168	700	2013	5/13/2013	2 - 48
LONGH	Cincinnati, OH	1,205	1,758	291	—	—	3	1,205	1,758	294	3,257	651	2013	8/26/2013	2 - 48
LONGH	Minot, ND	887	2,230	314	—	15	17	887	2,245	331	3,463	774	2013	9/23/2013	2 - 48
LONGH	Bethlehem, GA	936	1,684	286	—	—	—	936	1,684	286	2,906	582	2014	1/20/2014	2 - 49
LONGH	Wilkes Barre, PA	859	2,227	278	—	6	—	859	2,233	278	3,370	711	2014	1/27/2014	2 - 49
LONGH	Columbia, SC	1,407	—	—	—	—	—	1,407	—	—	1,407	—	1997	12/7/2017	—
LONGH	Gadsden, AL	1,580	—	—	—	—	—	1,580	—	—	1,580	—	2018	4/19/2019	—
LONGH	Salisbury, MD	1,514	—	—	—	—	—	1,514	—	—	1,514	—	2011	10/21/2019	—
LONGH	Watertown, NY	1,437	—	—	—	—	—	1,437	—	—	1,437	—	2015	12/6/2019	—
LONGH	Orlando, FL	1,846	—	—	—	—	—	1,846	—	—	1,846	—	2018	6/30/2020	—
LONGH	St. Petersburg, FL	1,235	—	—	—	—	—	1,235	—	—	1,235	—	2018	6/30/2020	—
LONGH	Lansing, MI	882	—	—	—	—	—	882	—	—	882	—	2013	2/26/2020	—
LONGH	Oklahoma City, OK	1,716	—	—	—	—	—	1,716	—	—	1,716	—	2004	7/6/2020	—
LONGH	Norman, OK	1,971	—	—	—	—	—	1,971	—	—	1,971	—	2018	12/21/2020	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH	Jacksonville, FL	1,960	1,308	—	—	—	—	1,960	1,308	—	3,268	68	1986	9/22/2020	10 - 30
LONGH	Live Oak, TX	2,400	864	20	5	1,334	775	2,405	2,198	795	5,398	214	2021	7/31/2020	3 - 36
LTGNL	Summerville, WV	757	862	—	—	—	—	757	862	—	1,619	3	1996	12/15/2021	5 - 35
MAVIS	Camp Hill, PA	1,148	—	—	—	—	—	1,148	—	—	1,148	—	2019	12/30/2019	—
MAVIS	West Bend, WI	704	892	—	—	—	—	704	892	—	1,596	14	2001	6/29/2021	10 - 35
MCDC	Altamonte Springs, FL	1,489	—	—	—	—	—	1,489	—	—	1,489	—	1991	1/12/2018	—
MCDC	Kokomo, IN	1,671	—	—	—	—	—	1,671	—	—	1,671	—	2016	6/29/2018	—
MCDC	Grand Junction, CO	1,163	—	—	—	—	—	1,163	—	—	1,163	—	1985	1/18/2019	—
MDELI	Andrews, TX	283	1,772	—	—	—	—	283	1,772	—	2,055	197	2014	1/27/2017	14 - 54
MDELI	San Angelo, TX	248	1,913	—	—	—	—	248	1,913	—	2,161	200	2014	1/27/2017	14 - 54
MDELI	Shavano Park, TX	486	1,915	—	—	—	—	486	1,915	—	2,401	242	2014	2/16/2017	14 - 54
MDELI	New Braunfels, TX	472	1,932	—	—	—	—	472	1,932	—	2,404	237	2017	3/16/2017	14 - 54
MONRO	Rochester, NY	146	557	—	—	—	—	146	557	—	703	16	1995	6/10/2021	10 - 25
MRTIR	Owning Mills, MD	507	656	—	—	—	—	507	656	—	1,163	—	1971	12/29/2021	10 - 35
MRTIR	Baltimore, MD	192	405	—	—	—	—	192	405	—	597	—	1972	12/29/2021	10 - 35
MRTIR	Pikesville, MD	297	335	—	—	—	—	297	335	—	632	—	1964	12/29/2021	10 - 35
NAPA	Des Moines, IA	199	802	—	—	—	—	199	802	—	1,001	10	1970	9/21/2021	5 - 30
NTB	Denham Springs, LA	488	940	—	—	—	—	488	940	—	1,428	10	2004	8/17/2021	10 - 37
NTB	Waldorf, MD	1,522	—	—	—	—	—	1,522	—	—	1,522	—	1990	12/16/2021	—
NTB	D'lberville, MS	773	946	—	—	—	—	773	946	—	1,719	22	2003	5/7/2021	10 - 38
NTB	Ocean Springs, MS	740	838	—	—	—	—	740	838	—	1,578	21	2003	5/7/2021	10 - 35
NTB	Gulfport, MS	892	946	—	—	—	—	892	946	—	1,838	21	2003	5/7/2021	10 - 40
NTB	Macedonia, OH	1,125	946	—	—	—	—	1,125	946	—	2,071	25	2004	5/7/2021	5 - 35
NTB	Stow, OH	905	987	—	—	—	—	905	987	—	1,892	20	2004	5/7/2021	10 - 40
NTB	Wadsworth, OH	882	941	—	—	—	—	882	941	—	1,823	20	2004	5/7/2021	10 - 40
OAKST	Oklahoma City, OK	755	902	—	—	—	—	755	902	—	1,657	10	1999	10/13/2021	5 - 35
OLVGR	Greenwood, IN	400	749	1	—	1,883	625	400	2,632	626	3,658	2,336	1985	7/15/1985	2 - 49
OLVGR	Indianapolis, IN	333	755	15	—	1,839	541	333	2,594	556	3,483	2,151	1985	7/15/1985	2 - 49
OLVGR	Kissimmee, FL	400	710	2	—	1,803	615	400	2,513	617	3,530	2,498	1985	8/5/1985	2 - 42
OLVGR	Huntsville, AL	317	719	1	—	1,092	338	317	1,811	339	2,467	1,770	1986	3/3/1986	2 - 36
OLVGR	Las Vegas, NV	597	557	12	—	1,108	316	597	1,665	328	2,590	1,747	1986	3/31/1986	2 - 42
OLVGR	Ocala, FL	470	416	11	—	2,112	383	470	2,528	394	3,392	2,137	1986	7/14/1986	2 - 48
OLVGR	Granger, IN	220	650	15	—	1,309	348	220	1,959	363	2,542	2,045	1986	9/8/1986	2 - 42

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Toledo, OH	275	343	6	—	1,146	244	275	1,489	250	2,014	1,577	1986	9/15/1986	2 - 35
OLVGR	Bradenton, FL	207	837	4	—	1,779	602	207	2,616	606	3,429	2,317	1986	11/3/1986	2 - 48
OLVGR	Clearwater, FL	717	593	17	—	1,521	446	717	2,114	463	3,294	2,004	1986	12/2/1986	2 - 47
OLVGR	North Richland Hills, TX	468	1,187	19	—	1,414	342	468	2,601	361	3,430	2,475	1986	12/15/1986	2 - 42
OLVGR	Austin, TX	492	1,183	6	—	1,690	440	492	2,873	446	3,811	2,693	1987	1/12/1987	2 - 46
OLVGR	Morrow, GA	446	813	10	—	1,448	423	446	2,261	433	3,140	2,281	1987	3/23/1987	2 - 42
OLVGR	Mobile, AL	698	872	31	—	1,209	479	698	2,081	510	3,289	2,031	1987	5/18/1987	2 - 42
OLVGR	Fort Worth, TX	654	626	29	—	1,273	403	654	1,899	432	2,985	1,895	1987	5/25/1987	2 - 46
OLVGR	Fort Myers, FL	289	1,124	14	—	1,786	550	289	2,910	564	3,763	2,558	1987	5/25/1987	2 - 48
OLVGR	Bakersfield, CA	529	861	54	—	1,294	264	529	2,155	318	3,002	2,106	1987	5/25/1987	2 - 36
OLVGR	Tulsa, OK	702	637	23	—	1,137	291	702	1,774	314	2,790	1,735	1987	6/22/1987	2 - 42
OLVGR	Mesquite, TX	721	772	10	238	1,650	435	959	2,422	445	3,826	2,213	1987	7/20/1987	2 - 46
OLVGR	Indianapolis, IN	526	82	2	—	2,534	406	526	2,616	408	3,550	1,920	1987	7/20/1987	2 - 49
OLVGR	Canton, OH	275	834	8	—	829	426	275	1,663	434	2,372	1,782	1987	9/21/1987	2 - 40
OLVGR	Duluth, GA	675	906	18	351	1,247	313	1,026	2,153	331	3,510	2,093	1987	11/2/1987	2 - 42
OLVGR	Reno, NV	—	639	29	1,215	1,581	560	1,215	2,220	589	4,024	2,485	1988	1/18/1988	2 - 35
OLVGR	Orlando, FL	—	894	6	1,585	1,792	614	1,585	2,686	620	4,891	2,695	1988	2/1/1988	2 - 42
OLVGR	Middleburg Heights, OH	555	882	18	—	1,285	400	555	2,167	418	3,140	2,204	1988	3/7/1988	2 - 42
OLVGR	Knoxville, TN	375	1,397	33	—	700	220	375	2,097	253	2,725	2,053	1988	3/14/1988	2 - 40
OLVGR	Fairfield, OH	325	1,230	15	—	1,303	276	325	2,533	291	3,149	2,363	1988	3/21/1988	2 - 46
OLVGR	Akron, OH	577	1,048	6	—	879	281	577	1,927	287	2,791	1,834	1988	4/4/1988	2 - 40
OLVGR	Fairview Heights, IL	735	1,162	19	—	1,163	518	735	2,325	537	3,597	2,426	1988	5/9/1988	2 - 35
OLVGR	Grand Rapids, MI	—	959	14	749	753	288	749	1,712	302	2,763	1,778	1988	5/9/1988	2 - 35
OLVGR	Toledo, OH	—	891	38	652	726	201	652	1,617	239	2,508	1,683	1988	5/23/1988	2 - 35
OLVGR	Chattanooga, TN	604	760	19	—	937	405	604	1,697	424	2,725	1,784	1988	6/6/1988	2 - 35
OLVGR	Lansing, IL	—	814	18	912	1,200	379	912	2,014	397	3,323	1,977	1988	6/20/1988	2 - 42
OLVGR	Bloomington, MN	525	1,779	20	—	771	393	525	2,550	413	3,488	2,963	1988	6/28/1988	2 - 41
OLVGR	Livonia, MI	—	459	25	890	2,624	331	890	3,083	356	4,329	2,978	1988	8/1/1988	2 - 37
OLVGR	Irving, TX	710	647	33	—	1,603	309	710	2,250	342	3,302	2,009	1988	8/22/1988	2 - 46
OLVGR	Montclair, CA	—	873	44	1,231	736	238	1,231	1,609	282	3,122	1,714	1988	9/5/1988	2 - 40
OLVGR	Flint, MI	426	1,089	14	—	882	234	426	1,971	248	2,645	1,912	1988	9/5/1988	2 - 35
OLVGR	Sarasota, FL	1,136	725	24	—	1,427	570	1,136	2,152	594	3,882	2,094	1988	10/10/1988	2 - 48
OLVGR	Sterling Heights, MI	855	1,158	32	—	984	403	855	2,142	435	3,432	2,298	1988	10/17/1988	2 - 37
OLVGR	Vernon Hills, IL	750	1,252	17	—	1,289	474	750	2,541	491	3,782	2,410	1988	10/24/1988	2 - 47

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Columbus, OH	740	909	38	—	1,057	232	740	1,966	270	2,976	1,839	1988	11/14/1988	2 - 40
OLVGR	North Olmsted, OH	931	1,060	63	—	925	343	931	1,985	406	3,322	1,951	1988	12/5/1988	2 - 40
OLVGR	West Des Moines, IA	—	377	24	1,130	2,047	338	1,130	2,424	362	3,916	2,230	1988	12/12/1988	2 - 36
OLVGR	Oklahoma City, OK	280	1,043	58	—	1,095	371	280	2,138	429	2,847	1,954	1989	1/16/1989	2 - 42
OLVGR	San Antonio, TX	400	783	17	—	1,458	449	400	2,241	466	3,107	2,176	1989	2/13/1989	2 - 41
OLVGR	York, PA	555	931	31	—	1,048	462	555	1,979	493	3,027	2,037	1989	3/6/1989	2 - 42
OLVGR	Brandon, FL	700	967	24	—	1,566	577	700	2,533	601	3,834	2,342	1989	3/27/1989	2 - 47
OLVGR	Kennesaw, GA	754	824	32	—	1,233	390	754	2,057	422	3,233	1,868	1989	5/1/1989	2 - 47
OLVGR	Plantation, FL	888	982	27	—	1,189	392	888	2,171	419	3,478	2,053	1989	5/8/1989	2 - 42
OLVGR	San Antonio, TX	—	720	1	677	1,330	395	677	2,050	396	3,123	1,953	1989	5/22/1989	2 - 41
OLVGR	Saint Peters, MO	697	930	134	—	1,034	292	697	1,964	426	3,087	1,939	1989	7/3/1989	2 - 35
OLVGR	Corpus Christi, TX	—	713	21	880	1,463	553	880	2,176	574	3,630	2,133	1989	7/3/1989	2 - 36
OLVGR	Houston, TX	616	746	40	—	1,228	492	616	1,974	532	3,122	1,980	1989	7/10/1989	2 - 39
OLVGR	Saginaw, MI	828	813	22	—	787	340	828	1,600	362	2,790	1,688	1989	7/31/1989	2 - 40
OLVGR	Portage, MI	325	1,290	32	—	892	266	325	2,182	298	2,805	2,114	1989	7/31/1989	2 - 35
OLVGR	Beaumont, TX	608	721	33	—	1,163	375	608	1,884	408	2,900	1,853	1989	8/14/1989	2 - 40
OLVGR	Winter Haven, FL	—	832	49	563	1,673	543	563	2,505	592	3,660	2,366	1989	8/14/1989	2 - 47
OLVGR	West Dundee, IL	828	1,167	32	—	964	325	828	2,131	357	3,316	2,066	1989	8/28/1989	2 - 40
OLVGR	Champaign, IL	521	1,158	26	—	1,009	343	521	2,167	369	3,057	2,127	1989	10/30/1989	2 - 35
OLVGR	North Little Rock, AR	—	437	94	766	1,623	293	766	2,060	387	3,213	1,996	1989	10/30/1989	2 - 42
OLVGR	Fort Wayne, IN	700	1,045	23	—	927	320	700	1,972	343	3,015	1,905	1989	12/11/1989	2 - 42
OLVGR	Fargo, ND	313	864	20	—	680	264	313	1,544	284	2,141	1,533	1989	12/11/1989	2 - 40
OLVGR	Southgate, MI	476	1,138	31	—	1,103	242	476	2,241	273	2,990	2,109	1990	1/22/1990	2 - 37
OLVGR	Orlando, FL	787	998	17	—	1,877	431	787	2,875	448	4,110	2,491	1990	1/29/1990	2 - 48
OLVGR	Fayetteville, NC	637	856	56	—	879	461	637	1,735	517	2,889	1,836	1990	2/26/1990	2 - 35
OLVGR	Chesapeake, VA	506	863	44	—	1,046	344	506	1,909	388	2,803	1,936	1990	3/5/1990	2 - 40
OLVGR	Las Vegas, NV	1,085	1,191	47	—	967	310	1,085	2,158	357	3,600	2,144	1990	3/26/1990	2 - 42
OLVGR	Naples, FL	992	677	40	—	1,201	526	992	1,878	566	3,436	1,937	1990	3/26/1990	2 - 40
OLVGR	Maplewood, MN	556	1,009	86	—	1,126	250	556	2,135	336	3,027	2,112	1990	4/16/1990	2 - 40
OLVGR	Jacksonville, FL	—	755	39	905	1,137	487	905	1,892	526	3,323	1,951	1990	4/30/1990	2 - 42

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Rochester, NY	1,104	1,113	61	—	1,102	376	1,104	2,215	437	3,756	2,140	1990	5/14/1990	2 - 36
OLVGR	Columbia, MO	602	983	53	—	1,070	327	602	2,053	380	3,035	1,950	1990	6/4/1990	2 - 42
OLVGR	Greenfield, WI	956	802	29	114	1,174	295	1,070	1,976	324	3,370	1,890	1990	8/13/1990	2 - 42
OLVGR	Lynnwood, WA	875	1,132	66	—	855	316	875	1,987	382	3,244	1,926	1990	8/20/1990	2 - 35
OLVGR	Victorville, CA	603	985	31	—	888	271	603	1,873	302	2,778	1,725	1990	9/10/1990	2 - 42
OLVGR	Richmond, VA	467	1,363	93	—	966	399	467	2,329	492	3,288	2,306	1990	9/17/1990	2 - 42
OLVGR	Wichita, KS	779	802	80	—	1,022	274	779	1,824	354	2,957	1,793	1990	10/1/1990	2 - 42
OLVGR	Antioch, TN	—	811	61	892	628	241	892	1,439	302	2,633	1,494	1990	10/15/1990	2 - 40
OLVGR	Topeka, KS	701	812	18	—	1,658	381	701	2,470	399	3,570	2,209	1990	10/22/1990	2 - 47
OLVGR	Orange City, FL	551	727	16	—	1,163	479	551	1,890	495	2,936	1,746	1990	10/29/1990	2 - 48
OLVGR	Terre Haute, IN	560	1,128	34	—	872	355	560	2,000	389	2,949	1,960	1990	12/3/1990	2 - 35
OLVGR	Columbia, SC	613	782	35	—	1,055	230	613	1,837	265	2,715	1,709	1990	12/3/1990	2 - 42
OLVGR	Littleton, CO	750	859	79	—	1,324	359	750	2,183	438	3,371	2,116	1991	1/21/1991	2 - 40
OLVGR	Colorado Springs, CO	—	690	87	571	2,173	415	571	2,863	502	3,936	2,765	1991	1/21/1991	2 - 41
OLVGR	Miami, FL	1,059	879	89	—	1,413	549	1,059	2,292	638	3,989	2,307	1991	1/28/1991	2 - 42
OLVGR	Parkersburg, WV	454	1,096	60	—	723	323	454	1,819	383	2,656	1,824	1991	2/11/1991	2 - 42
OLVGR	Clovis, CA	489	796	62	—	787	300	489	1,583	362	2,434	1,645	1991	2/18/1991	2 - 42
OLVGR	Dallas, TX	750	776	36	70	1,001	305	820	1,777	341	2,938	1,688	1991	2/25/1991	2 - 41
OLVGR	Roseville, MN	754	1,106	90	—	784	178	754	1,890	268	2,912	1,769	1991	3/25/1991	2 - 40
OLVGR	Eastpointe, MI	897	1,367	75	—	598	244	897	1,965	319	3,181	1,938	1991	3/25/1991	2 - 40
OLVGR	Aurora, CO	803	1,169	14	—	1,368	343	803	2,537	357	3,697	2,277	1991	4/1/1991	2 - 41
OLVGR	Talleyville, DE	737	1,278	95	—	805	377	737	2,083	472	3,292	2,165	1991	4/22/1991	2 - 40
OLVGR	Boise, ID	627	839	76	—	858	386	627	1,697	462	2,786	1,736	1991	4/29/1991	2 - 42
OLVGR	McAllen, TX	803	857	76	—	1,160	476	803	2,017	552	3,372	1,953	1991	4/29/1991	2 - 42
OLVGR	Houston, TX	723	960	87	—	1,234	498	723	2,194	585	3,502	2,263	1991	5/20/1991	2 - 40
OLVGR	Boardman, OH	675	993	48	—	1,208	329	675	2,201	377	3,253	2,135	1991	8/5/1991	2 - 38
OLVGR	Jacksonville, FL	1,124	863	74	—	1,185	438	1,124	2,048	512	3,684	1,985	1991	8/12/1991	2 - 42
OLVGR	West Melbourne, FL	983	953	22	—	1,390	578	983	2,343	600	3,926	2,202	1991	8/19/1991	2 - 47
OLVGR	Omaha, NE	315	1,230	51	—	1,642	341	315	2,872	392	3,579	2,391	1991	10/28/1991	2 - 42
OLVGR	Columbia, MD	1,283	1,199	92	—	1,020	297	1,283	2,219	389	3,891	2,169	1991	11/4/1991	2 - 42
OLVGR	Houston, TX	627	947	68	—	1,084	435	627	2,031	503	3,161	2,033	1991	11/11/1991	2 - 40
OLVGR	Provo, UT	702	714	128	—	805	284	702	1,519	412	2,633	1,567	1991	11/11/1991	2 - 40
OLVGR	Roanoke, VA	607	714	33	—	783	350	607	1,497	383	2,487	1,501	1991	12/9/1991	2 - 42
OLVGR	Pittsburgh, PA	1,125	1,170	65	—	1,202	279	1,125	2,372	344	3,841	2,126	1991	12/9/1991	2 - 38

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Harrisburg, PA	769	837	108	—	1,117	328	769	1,954	436	3,159	1,918	1991	12/9/1991	2 - 35
OLVGR	Pineville, NC	1,018	972	71	—	950	281	1,018	1,922	352	3,292	1,901	1992	1/27/1992	2 - 42
OLVGR	Palm Desert, CA	607	987	100	—	617	185	607	1,604	285	2,496	1,580	1992	1/27/1992	2 - 40
OLVGR	Lafayette, LA	555	751	69	—	997	304	555	1,748	373	2,676	1,719	1992	1/27/1992	2 - 42
OLVGR	Woodbridge, VA	1,228	1,071	56	—	1,163	444	1,228	2,234	500	3,962	2,179	1992	2/3/1992	2 - 41
OLVGR	Elkhart, IN	381	724	145	—	683	281	381	1,407	426	2,214	1,536	1992	2/3/1992	2 - 40
OLVGR	San Bernardino, CA	1,393	1,210	83	—	756	301	1,393	1,966	384	3,743	1,949	1992	3/9/1992	2 - 42
OLVGR	Little Rock, AR	335	895	105	—	749	265	335	1,644	370	2,349	1,667	1992	3/9/1992	2 - 40
OLVGR	Cincinnati, OH	842	953	107	—	986	344	842	1,939	451	3,232	1,981	1992	3/16/1992	2 - 38
OLVGR	Myrtle Beach, SC	520	872	51	—	845	386	520	1,717	437	2,674	1,729	1992	3/16/1992	2 - 42
OLVGR	Highlands Ranch, CO	813	980	49	—	1,177	380	813	2,157	429	3,399	1,983	1992	5/11/1992	2 - 41
OLVGR	Novi, MI	866	1,629	31	—	867	296	866	2,496	327	3,689	2,311	1992	5/25/1992	2 - 42
OLVGR	Louisville, KY	492	1,571	76	—	869	254	492	2,440	330	3,262	2,223	1992	6/15/1992	2 - 42
OLVGR	Palmdale, CA	679	1,080	109	—	1,093	315	679	2,173	424	3,276	2,008	1992	8/3/1992	2 - 39
OLVGR	Clarksville, TN	302	771	101	—	443	207	302	1,214	308	1,824	1,249	1992	8/3/1992	2 - 38
OLVGR	Cincinnati, OH	917	939	62	—	1,041	360	917	1,980	422	3,319	1,901	1992	8/17/1992	2 - 38
OLVGR	Greensburg, PA	579	1,272	143	—	1,026	352	579	2,298	495	3,372	2,030	1992	8/31/1992	2 - 40
OLVGR	Sioux Falls, SD	247	1,325	78	—	917	217	247	2,242	295	2,784	2,013	1992	9/7/1992	2 - 40
OLVGR	Roswell, GA	838	897	79	—	764	339	838	1,661	418	2,917	1,710	1992	9/14/1992	2 - 40
OLVGR	Green Bay, WI	453	789	97	—	675	260	453	1,464	357	2,274	1,539	1992	9/14/1992	2 - 40
OLVGR	Harlingen, TX	453	803	107	—	1,013	426	453	1,816	533	2,802	1,685	1992	10/19/1992	2 - 42
OLVGR	Erie, PA	1,078	1,412	91	—	1,129	408	1,078	2,541	499	4,118	2,391	1992	11/2/1992	2 - 42
OLVGR	Chico, CA	984	923	95	—	850	308	984	1,773	403	3,160	1,710	1992	11/9/1992	2 - 40
OLVGR	Las Vegas, NV	1,055	1,005	108	—	849	297	1,055	1,854	405	3,314	1,885	1992	12/14/1992	2 - 42
OLVGR	Laurel, MD	1,241	1,552	121	—	1,403	388	1,241	2,955	509	4,705	2,797	1993	1/25/1993	2 - 42
OLVGR	Racine, WI	608	1,247	140	—	914	198	608	2,161	338	3,107	2,018	1993	2/1/1993	2 - 40
OLVGR	Fort Collins, CO	809	1,105	97	—	1,011	350	809	2,116	447	3,372	2,116	1993	2/8/1993	2 - 41
OLVGR	Longview, TX	505	816	90	—	1,133	290	505	1,949	380	2,834	1,759	1993	2/22/1993	2 - 45
OLVGR	Raleigh, NC	855	877	76	—	855	318	855	1,732	394	2,981	1,780	1993	3/8/1993	2 - 42
OLVGR	Yakima, WA	—	1,296	124	409	568	294	409	1,864	418	2,691	1,997	1993	3/22/1993	2 - 40
OLVGR	Lafayette, IN	455	875	98	—	635	221	455	1,510	319	2,284	1,563	1993	3/22/1993	2 - 40
OLVGR	Arlington, TX	782	766	70	—	795	441	782	1,561	511	2,854	1,677	1993	3/29/1993	2 - 44
OLVGR	Mesa, AZ	551	888	97	—	803	274	551	1,691	371	2,613	1,639	1993	4/12/1993	2 - 40
OLVGR	Dover, DE	614	1,055	127	—	656	279	614	1,711	406	2,731	1,686	1993	4/19/1993	2 - 38

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Addison, TX	1,221	1,746	79	—	1,032	374	1,221	2,778	453	4,452	2,628	1993	4/26/1993	2 - 41
OLVGR	Appleton, WI	424	956	117	—	646	216	424	1,602	333	2,359	1,577	1993	5/17/1993	2 - 40
OLVGR	Duncanville, TX	835	1,057	91	—	945	370	835	2,002	461	3,298	1,915	1993	6/28/1993	2 - 40
OLVGR	Kenner, LA	695	969	86	—	1,112	361	695	2,081	447	3,223	2,077	1993	7/5/1993	2 - 40
OLVGR	Texas City, TX	732	1,093	97	—	871	319	732	1,964	416	3,112	1,883	1993	7/19/1993	2 - 44
OLVGR	Muncie, IN	454	1,003	92	—	1,065	296	454	2,068	388	2,910	1,635	1993	8/23/1993	2 - 49
OLVGR	Panama City, FL	465	957	84	—	1,082	400	465	2,039	484	2,988	1,856	1993	10/11/1993	2 - 42
OLVGR	Billings, MT	479	1,107	89	—	775	301	479	1,882	390	2,751	1,795	1993	10/18/1993	2 - 42
OLVGR	Whitehall, PA	936	1,291	90	—	1,025	331	936	2,316	421	3,673	2,219	1993	11/8/1993	2 - 36
OLVGR	Paducah, KY	452	1,083	82	—	700	288	452	1,783	370	2,605	1,698	1993	11/8/1993	2 - 40
OLVGR	Rochester, NY	974	1,108	101	—	824	243	974	1,932	344	3,250	1,706	1993	11/15/1993	2 - 42
OLVGR	Poughkeepsie, NY	873	1,613	108	—	823	174	873	2,436	282	3,591	2,045	1993	11/29/1993	2 - 40
OLVGR	Bangor, ME	357	1,120	96	—	1,027	282	357	2,147	378	2,882	1,927	1993	12/13/1993	2 - 42
OLVGR	Dearborn, MI	542	1,219	59	—	713	242	542	1,932	301	2,775	1,776	1994	1/10/1994	2 - 40
OLVGR	Newington, NH	915	1,051	103	—	803	355	915	1,854	458	3,227	1,826	1994	1/17/1994	2 - 42
OLVGR	Tyler, TX	485	1,041	92	—	1,279	340	485	2,320	432	3,237	2,050	1994	1/17/1994	2 - 47
OLVGR	Grand Rapids, MI	804	866	87	—	637	257	804	1,503	344	2,651	1,520	1994	1/24/1994	2 - 40
OLVGR	Peoria, IL	668	1,204	81	—	914	323	668	2,118	404	3,190	1,937	1994	2/14/1994	2 - 42
OLVGR	Concord, NH	469	1,284	115	—	594	194	469	1,878	309	2,656	1,701	1994	2/14/1994	2 - 38
OLVGR	Janesville, WI	370	1,069	86	—	712	287	370	1,781	373	2,524	1,618	1994	3/7/1994	2 - 40
OLVGR	Las Vegas, NV	879	1,344	95	—	596	317	879	1,940	412	3,231	1,844	1994	3/7/1994	2 - 40
OLVGR	Middletown, OH	424	1,044	95	—	863	318	424	1,907	413	2,744	1,854	1994	3/7/1994	2 - 42
OLVGR	Branson, MO	1,056	1,893	69	—	785	295	1,056	2,678	364	4,098	2,356	1994	5/16/1994	2 - 40
OLVGR	Coon Rapids, MN	514	1,248	67	—	588	245	514	1,836	312	2,662	1,724	1994	9/26/1994	2 - 40
OLVGR	Dallas, TX	764	1,212	55	—	811	281	764	2,023	336	3,123	1,899	1994	10/10/1994	2 - 44
OLVGR	Asheville, NC	2,651	1,198	94	—	655	292	2,651	1,853	386	4,890	1,788	1994	10/31/1994	2 - 40
OLVGR	Cedar Rapids, IA	510	1,148	105	—	608	311	510	1,756	416	2,682	1,717	1994	12/5/1994	2 - 40
OLVGR	Amherst, NY	1,215	1,394	88	—	891	307	1,215	2,285	395	3,895	2,089	1994	12/12/1994	2 - 38
OLVGR	Joplin, MO	654	1,219	102	—	662	323	654	1,881	425	2,960	1,812	1995	1/9/1995	2 - 40
OLVGR	Eau Claire, WI	600	1,193	110	—	538	268	600	1,731	378	2,709	1,677	1995	1/23/1995	2 - 40
OLVGR	Middletown, NY	807	1,581	97	—	592	345	807	2,173	442	3,422	2,025	1995	1/30/1995	2 - 40
OLVGR	Fairborn, OH	804	1,290	82	—	681	221	804	1,971	303	3,078	1,797	1995	2/20/1995	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	VooRDIees, NJ	804	1,696	101	—	600	303	804	2,296	404	3,504	2,096	1995	2/20/1995	2 - 38
OLVGR	Henderson, NV	1,109	1,289	74	—	826	383	1,109	2,115	457	3,681	2,047	1995	2/20/1995	2 - 42
OLVGR	Barboursville, WV	1,139	1,062	84	—	731	203	1,139	1,793	287	3,219	1,584	1995	2/27/1995	2 - 40
OLVGR	Norman, OK	596	1,246	96	—	449	172	596	1,695	268	2,559	1,545	1995	3/7/1995	2 - 38
OLVGR	Hampton, VA	1,074	1,061	86	—	674	225	1,074	1,735	311	3,120	1,611	1995	3/13/1995	2 - 40
OLVGR	Jackson, MI	699	1,156	73	—	764	320	699	1,920	393	3,012	1,716	1995	3/20/1995	2 - 42
OLVGR	Clay, NY	782	1,705	98	—	866	356	782	2,571	454	3,807	2,200	1995	4/24/1995	2 - 42
OLVGR	Onalaska, WI	603	1,283	102	—	339	197	603	1,622	299	2,524	1,538	1995	4/24/1995	2 - 38
OLVGR	Grapevine, TX	752	1,026	99	—	793	404	752	1,819	503	3,074	1,867	1995	5/8/1995	2 - 40
OLVGR	Tempe, AZ	703	1,131	75	—	746	353	703	1,877	428	3,008	1,880	1995	5/15/1995	2 - 40
OLVGR	Waldorf, MD	779	1,152	81	—	1,258	357	779	2,410	438	3,627	2,236	1995	5/22/1995	2 - 42
OLVGR	Heath, OH	599	1,353	65	—	971	331	599	2,324	396	3,319	2,027	1995	5/22/1995	2 - 46
OLVGR	Waterloo, IA	466	891	79	—	873	331	466	1,764	410	2,640	1,613	1995	5/22/1995	2 - 42
OLVGR	Peoria, AZ	551	1,294	81	—	623	242	551	1,917	323	2,791	1,765	1995	5/22/1995	2 - 38
OLVGR	Spring, TX	780	1,329	80	—	1,289	327	780	2,618	407	3,805	2,260	1995	9/11/1995	2 - 40
OLVGR	Midland, TX	400	1,340	88	—	566	314	400	1,906	402	2,708	1,785	1995	10/16/1995	2 - 40
OLVGR	Colonie, NY	966	1,862	57	—	984	273	966	2,846	330	4,142	2,302	1995	11/27/1995	2 - 42
OLVGR	Fort Smith, AR	527	893	113	—	427	187	527	1,320	300	2,147	1,216	1996	2/19/1996	2 - 38
OLVGR	Jackson, MS	641	1,195	110	—	846	268	641	2,041	378	3,060	1,846	1996	3/25/1996	2 - 42
OLVGR	Lancaster, OH	372	846	115	—	603	284	372	1,449	399	2,220	1,403	1996	5/6/1996	2 - 40
OLVGR	Lima, OH	471	930	67	—	387	282	471	1,317	349	2,137	1,294	1996	5/20/1996	2 - 38
OLVGR	Dubuque, IA	518	1,103	76	—	391	221	518	1,494	297	2,309	1,215	1996	5/20/1996	2 - 38
OLVGR	Zanesville, OH	707	1,065	25	—	673	323	707	1,738	348	2,793	1,536	1996	8/5/1996	2 - 40
OLVGR	Williamsburg, VA	673	1,268	31	—	743	202	673	2,011	233	2,917	1,648	1996	8/19/1996	2 - 40
OLVGR	Frederick, MD	638	1,276	79	—	787	344	638	2,063	423	3,124	1,796	1996	10/21/1996	2 - 40
OLVGR	Hyannis, MA	664	2,097	90	—	665	175	664	2,762	265	3,691	2,302	1997	11/17/1997	2 - 35
OLVGR	Westminster, MD	595	1,741	124	—	452	204	595	2,193	328	3,116	1,771	1998	4/20/1998	2 - 38
OLVGR	Wyomissing, PA	963	1,926	109	—	498	206	963	2,424	315	3,702	2,005	1998	5/11/1998	2 - 38
OLVGR	Eugene, OR	761	1,486	91	—	356	200	761	1,842	291	2,894	1,618	1998	5/11/1998	2 - 38
OLVGR	Savannah, GA	952	1,781	189	—	660	147	952	2,441	336	3,729	1,918	2000	4/10/2000	2 - 35
OLVGR	Douglasville, GA	1,189	1,978	144	—	406	248	1,189	2,384	392	3,965	1,974	2000	5/1/2000	2 - 35
OLVGR	Mentor, OH	—	1,955	138	1,474	288	241	1,474	2,243	379	4,096	1,873	2000	5/22/2000	2 - 35
OLVGR	Buford, GA	1,493	1,688	179	—	542	203	1,493	2,230	382	4,105	1,809	2000	5/22/2000	2 - 35
OLVGR	Maple Grove, MN	807	1,924	176	—	227	124	807	2,151	300	3,258	1,690	2000	5/22/2000	2 - 35
OLVGR	Coeur D’Alene, ID	681	1,661	131	—	278	305	681	1,939	436	3,056	1,592	2001	1/29/2001	2 - 36

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Olathe, KS	796	2,121	109	—	489	256	796	2,610	365	3,771	2,012	2001	3/12/2001	2 - 36
OLVGR	Kennewick, WA	763	1,980	149	—	259	158	763	2,239	307	3,309	1,731	2001	5/14/2001	2 - 36
OLVGR	Frisco, TX	1,029	2,038	139	—	279	218	1,029	2,317	357	3,703	1,885	2001	6/25/2001	2 - 36
OLVGR	Bolingbrook, IL	1,006	2,424	147	—	253	129	1,006	2,677	276	3,959	1,983	2001	7/23/2001	2 - 36
OLVGR	Muskegon, MI	691	1,704	168	—	108	41	691	1,812	209	2,712	1,358	2001	10/8/2001	2 - 36
OLVGR	Memphis, TN	1,142	1,790	100	—	246	171	1,142	2,036	271	3,449	1,532	2001	10/8/2001	2 - 36
OLVGR	Round Rock, TX	953	2,090	149	—	335	153	953	2,425	302	3,680	1,713	2002	3/25/2002	2 - 37
OLVGR	Killeen, TX	806	1,705	187	—	322	118	806	2,027	305	3,138	1,604	2002	8/5/2002	2 - 37
OLVGR	Austin, TX	1,239	2,295	154	—	168	96	1,239	2,463	250	3,952	1,769	2002	9/3/2002	2 - 37
OLVGR	Omaha, NE	1,202	1,778	120	—	217	147	1,202	1,995	267	3,464	1,483	2002	10/7/2002	2 - 37
OLVGR	Bloomington, IN	947	1,747	150	—	419	94	947	2,166	244	3,357	1,544	2002	11/18/2002	2 - 37
OLVGR	Lithonia, GA	1,403	1,872	174	—	306	122	1,403	2,178	296	3,877	1,566	2002	11/18/2002	2 - 37
OLVGR	Fayetteville, AR	849	1,845	160	—	138	79	849	1,983	239	3,071	1,447	2002	12/11/2002	2 - 37
OLVGR	Rochester, MN	829	1,889	192	—	146	140	829	2,035	332	3,196	1,535	2002	12/16/2002	2 - 37
OLVGR	Los Angeles, CA	1,701	2,558	202	—	170	70	1,701	2,728	272	4,701	1,865	2003	3/24/2003	2 - 38
OLVGR	Dayton, OH	677	1,675	172	—	210	72	677	1,885	244	2,806	1,338	2003	5/1/2003	2 - 38
OLVGR	Newport News, VA	796	1,989	172	—	88	63	796	2,077	235	3,108	1,469	2003	5/5/2003	2 - 38
OLVGR	Albuquerque, NM	771	1,716	179	—	131	104	771	1,847	283	2,901	1,343	2003	5/19/2003	2 - 38
OLVGR	Denton, TX	869	1,946	177	—	182	94	869	2,128	271	3,268	1,566	2003	6/9/2003	2 - 38
OLVGR	Duluth, MN	886	2,043	173	—	123	58	886	2,166	231	3,283	1,487	2003	11/10/2003	2 - 38
OLVGR	Fort Gratiot, MI	604	2,246	186	—	132	57	604	2,378	243	3,225	1,603	2003	11/17/2003	2 - 38
OLVGR	Lynchburg, VA	771	2,304	125	—	103	54	771	2,407	179	3,357	1,534	2004	2/16/2004	2 - 39
OLVGR	Visalia, CA	1,151	1,830	151	—	133	46	1,151	1,963	197	3,311	1,276	2004	3/15/2004	2 - 39
OLVGR	Anderson, SC	903	1,841	133	228	181	111	1,131	2,022	244	3,397	1,429	2004	3/29/2004	2 - 39
OLVGR	Lake Charles, LA	806	2,070	161	—	174	87	806	2,244	248	3,298	1,558	2004	4/5/2004	2 - 39
OLVGR	Tucson, AZ	1,019	2,073	104	—	121	135	1,019	2,194	239	3,452	1,441	2004	9/20/2004	2 - 39
OLVGR	College Station, TX	581	2,236	173	—	42	44	581	2,278	217	3,076	1,514	2005	1/24/2005	2 - 40
OLVGR	Tupelo, MS	823	2,102	193	—	127	82	823	2,229	275	3,327	1,511	2005	1/31/2005	2 - 40
OLVGR	Jackson, TN	874	1,964	151	—	175	36	874	2,139	187	3,200	1,367	2005	2/7/2005	2 - 40
OLVGR	Houma, LA	736	2,190	150	—	185	148	736	2,375	298	3,409	1,603	2005	2/14/2005	2 - 40
OLVGR	Oklahoma City, OK	925	2,053	158	—	128	43	925	2,181	201	3,307	1,427	2005	3/14/2005	2 - 40
OLVGR	Columbia, SC	1,119	2,175	161	—	110	85	1,119	2,285	246	3,650	1,480	2005	4/5/2005	2 - 40
OLVGR	Newnan, GA	829	2,239	157	—	152	55	829	2,391	212	3,432	1,496	2005	5/23/2005	2 - 40
OLVGR	Owensboro, KY	762	2,134	173	—	70	57	762	2,204	230	3,196	1,494	2005	5/23/2005	2 - 40
OLVGR	San Antonio, TX	932	2,582	191	—	190	103	932	2,772	294	3,998	1,748	2005	6/27/2005	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Mesa, AZ	598	1,844	132	—	110	129	598	1,954	261	2,813	1,297	2005	10/3/2005	2 - 40
OLVGR	Garland, TX	903	2,271	156	—	115	94	903	2,386	250	3,539	1,559	2005	10/31/2005	2 - 40
OLVGR	Southaven, MS	1,048	2,209	158	—	117	50	1,048	2,326	208	3,582	1,417	2005	11/21/2005	2 - 40
OLVGR	Yuma, AZ	842	2,037	160	—	62	87	842	2,099	247	3,188	1,317	2005	12/5/2005	2 - 40
OLVGR	Oakdale, MN	956	2,355	185	—	30	35	956	2,385	220	3,561	1,479	2005	12/5/2005	2 - 40
OLVGR	Tarentum, PA	1,119	2,482	148	—	179	47	1,119	2,661	195	3,975	1,535	2006	2/20/2006	2 - 41
OLVGR	Texarkana, TX	871	2,279	151	—	90	87	871	2,369	238	3,478	1,487	2006	3/27/2006	2 - 41
OLVGR	Florence, SC	—	1,817	169	1,503	119	84	1,503	1,936	253	3,692	1,252	2006	8/21/2006	2 - 41
OLVGR	Dothan, AL	850	2,242	131	—	62	92	850	2,304	223	3,377	1,378	2006	8/28/2006	2 - 41
OLVGR	San Angelo, TX	360	2,020	157	—	74	104	360	2,094	261	2,715	1,347	2006	9/11/2006	2 - 41
OLVGR	New Braunfels, TX	1,049	2,162	147	—	32	83	1,049	2,194	230	3,473	1,317	2006	9/25/2006	2 - 41
OLVGR	Grove City, OH	1,200	2,271	140	—	63	55	1,200	2,334	195	3,729	1,371	2006	9/25/2006	2 - 41
OLVGR	Hot Springs, AR	797	2,415	186	—	84	73	797	2,499	259	3,555	1,446	2006	10/23/2006	2 - 41
OLVGR	West Wichita, KS	1,227	1,801	154	—	84	86	1,227	1,885	240	3,352	1,122	2006	11/6/2006	2 - 41
OLVGR	Opelika, AL	878	2,255	154	—	54	43	878	2,309	197	3,384	1,344	2006	11/13/2006	2 - 41
OLVGR	Sioux City, IA	1,304	2,114	137	—	89	99	1,304	2,203	236	3,743	1,325	2006	12/11/2006	2 - 41
OLVGR	Victoria, TX	782	2,327	240	—	39	30	782	2,366	270	3,418	1,460	2007	1/15/2007	2 - 42
OLVGR	Pueblo, CO	770	2,330	212	—	51	76	770	2,381	288	3,439	1,465	2007	2/5/2007	2 - 42
OLVGR	Phoenix, AZ	753	2,153	246	—	97	72	753	2,250	318	3,321	1,407	2007	4/23/2007	2 - 42
OLVGR	Detroit, MI	1,400	2,956	234	—	81	87	1,400	3,037	321	4,758	1,658	2007	5/21/2007	2 - 42
OLVGR	Mount Juliet, TN	873	2,294	212	—	76	47	873	2,370	259	3,502	1,387	2007	10/22/2007	2 - 42
OLVGR	Jacksonville, NC	1,174	2,287	239	—	32	81	1,174	2,319	320	3,813	1,419	2007	11/19/2007	2 - 42
OLVGR	Columbus, OH	995	2,286	184	—	61	27	995	2,347	211	3,553	1,294	2007	12/17/2007	2 - 42
OLVGR	Triadelphia, WV	970	2,342	225	—	58	76	970	2,400	301	3,671	1,430	2007	12/17/2007	2 - 42
OLVGR	Reynoldsburg, OH	1,208	2,183	242	—	48	37	1,208	2,231	279	3,718	1,290	2008	4/21/2008	2 - 43
OLVGR	Cincinnati, OH	1,072	2,170	236	—	57	43	1,072	2,227	279	3,578	1,314	2008	4/28/2008	2 - 43
OLVGR	Florence, KY	1,007	2,099	155	—	52	88	1,007	2,151	243	3,401	1,262	2008	8/4/2008	2 - 43
OLVGR	Bismarck, ND	1,156	2,319	263	—	31	38	1,156	2,350	301	3,807	1,339	2008	11/24/2008	2 - 43
OLVGR	Spring Hill, TN	1,295	2,269	228	—	29	45	1,295	2,298	273	3,866	1,220	2009	2/16/2009	2 - 44
OLVGR	San Antonio, TX	1,359	2,492	230	—	23	33	1,359	2,515	263	4,137	1,275	2009	3/30/2009	2 - 44
OLVGR	Broken Arrow, OK	1,461	2,261	231	—	73	57	1,461	2,334	288	4,083	1,220	2009	5/25/2009	2 - 44
OLVGR	Michigan City, IN	762	2,646	238	—	17	39	762	2,663	277	3,702	1,352	2009	7/13/2009	2 - 44
OLVGR	Bossier City, LA	1,006	2,405	264	—	51	32	1,006	2,456	296	3,758	1,252	2009	7/27/2009	2 - 44
OLVGR	Richmond, KY	1,054	1,974	236	—	14	32	1,054	1,988	268	3,310	1,059	2009	9/14/2009	2 - 44
OLVGR	Jacksonville, FL	1,006	2,001	263	—	21	30	1,006	2,022	293	3,321	1,082	2009	10/5/2009	2 - 44

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Manhattan, KS	791	2,253	237	—	33	69	791	2,286	306	3,383	1,168	2010	4/26/2010	2 - 45
OLVGR	Kingsport, TN	1,071	1,840	282	—	11	22	1,071	1,851	304	3,226	947	2010	5/3/2010	2 - 45
OLVGR	Las Cruces, NM	839	2,201	297	—	15	34	839	2,216	331	3,386	1,127	2010	5/10/2010	2 - 45
OLVGR	Morehead City, NC	853	1,864	315	—	62	23	853	1,926	338	3,117	1,031	2010	7/19/2010	2 - 45
OLVGR	Pleasant Prairie, WI	1,101	2,134	303	—	36	—	1,101	2,170	303	3,574	1,068	2010	9/27/2010	2 - 45
OLVGR	Wilson, NC	528	1,948	268	—	24	29	528	1,972	297	2,797	1,011	2010	10/11/2010	2 - 45
OLVGR	Council Bluffs, IA	955	2,051	254	—	4	32	955	2,055	286	3,296	1,010	2010	10/25/2010	2 - 45
OLVGR	Louisville, KY	—	2,072	266	904	12	38	904	2,084	304	3,292	1,071	2010	11/1/2010	2 - 45
OLVGR	Ankeny, IA	704	2,218	248	—	9	17	704	2,227	265	3,196	1,026	2011	1/10/2011	2 - 46
OLVGR	Queen Creek, AZ	875	2,377	307	—	30	(1)	875	2,407	306	3,588	1,046	2011	1/10/2011	2 - 46
OLVGR	Gainesville, GA	985	1,915	274	—	—	5	985	1,915	279	3,179	895	2011	6/20/2011	2 - 46
OLVGR	Niagara Falls, NY	1,057	2,187	327	—	38	15	1,057	2,225	342	3,624	1,036	2011	9/19/2011	2 - 46
OLVGR	Cleveland, TN	962	1,941	324	—	14	6	962	1,955	330	3,247	942	2011	11/28/2011	2 - 46
OLVGR	Chicago, IL	942	2,626	337	—	(484)	—	942	2,142	337	3,421	1,039	2012	3/26/2012	2 - 47
OLVGR	Katy, TX	1,602	2,170	285	—	—	5	1,602	2,170	290	4,062	926	2012	4/9/2012	2 - 47
OLVGR	Beckley, WV	1,013	2,105	314	—	25	1	1,013	2,130	315	3,458	861	2012	10/1/2012	2 - 47
OLVGR	Columbus, OH	954	2,236	324	—	4	—	954	2,240	324	3,518	833	2013	3/18/2013	2 - 48
OLVGR	Oklahoma City, OK	1,204	2,370	403	—	(221)	—	1,204	2,149	403	3,756	896	2013	4/29/2013	2 - 48
OLVGR	Utica, NY	908	2,728	362	—	(470)	—	908	2,258	362	3,528	870	2013	8/12/2013	2 - 48
OLVGR	Bloomingdale, IL	1,601	—	—	—	—	—	1,601	—	—	1,601	—	1986	1/12/2018	—
OLVGR	El Paso, TX	1,833	—	—	—	—	—	1,833	—	—	1,833	—	1990	6/29/2018	—
OLVGR	Manchester, CT	1,669	—	—	—	—	—	1,669	—	—	1,669	—	1993	7/27/2018	—
OLVGR	Tracy, CA	1,313	—	—	—	—	—	1,313	—	—	1,313	—	2003	11/20/2018	—
OLVGR	Grand Junction, CO	1,480	—	—	—	—	—	1,480	—	—	1,480	—	2002	1/18/2019	—
OLVGR	Logan, UT	1,505	—	—	—	—	—	1,505	—	—	1,505	—	2003	5/1/2019	—
OLVGR	Watertown, NY	1,723	—	—	—	—	—	1,723	—	—	1,723	—	2010	12/6/2019	—
OLVGR	Coralville, IA	1,811	—	—	—	—	—	1,811	—	—	1,811	—	2001	12/26/2019	—
OLVGR	Orlando, FL	1,670	—	—	—	—	—	1,670	—	—	1,670	—	2019	6/30/2020	—
OLVGR	Springfield, IL	3,084	—	—	—	—	—	3,084	—	—	3,084	—	1989	9/16/2019	—
OLVGR	Mankato, MN	1,355	—	—	—	—	—	1,355	—	—	1,355	—	2006	2/21/2020	—
OLVGR	Live Oak, TX	2,788	—	—	—	—	—	2,788	—	—	2,788	—	2020	7/31/2020	—
OLVGR	Hagerstown, MD	1,175	—	—	—	—	—	1,175	—	—	1,175	—	2007	6/23/2020	—
OLVGR	Greenville, SC	2,672	—	—	—	—	—	2,672	—	—	2,672	—	2006	10/20/2020	—
OLVGR	Easton, PA	1,979	2,304	—	—	—	—	1,979	2,304	—	4,283	—	2009	12/22/2021	10 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
ORAUT	Chicago, IL	888	1,282	—	—	—	—	888	1,282	—	2,170	16	1959	8/25/2021	10 - 30
OSG/SS/JJ	San Antonio, TX	6,940	4,049	—	—	—	—	6,940	4,049	—	10,989	183	1970	12/24/2019	14 - 54
OUTB	Grand Junction, CO	947	—	—	—	—	—	947	—	—	947	—	1999	1/18/2019	—
OUTB	Sante Fe, NM	1,074	2,914	—	—	—	—	1,074	2,914	—	3,988	168	2018	1/23/2019	14 - 54
OUTB	Mentor, OH	1,576	—	—	—	—	—	1,576	—	—	1,576	—	2018	9/27/2019	—
OUTB	Camp Hill, PA	1,288	—	—	—	—	—	1,288	—	—	1,288	—	2020	12/30/2019	—
OUTB	Springfield, IL	1,768	—	—	—	—	—	1,768	—	—	1,768	—	2017	12/24/2019	—
OUTB	Ocala, FL	3,863	—	—	—	—	—	3,863	—	—	3,863	—	1991	12/22/2020	—
OUTB	Sarasota, FL	4,072	—	—	—	—	—	4,072	—	—	4,072	—	1994	12/22/2020	—
OUTB	Kissimmee, FL	2,166	—	—	—	—	—	2,166	—	—	2,166	—	2019	7/22/2021	—
OUTB	Spokane, WA	1,804	—	—	—	—	—	1,804	—	—	1,804	—	1999	7/16/2021	—
PANDA	Cedar Rapids, IA	1,252	—	—	—	—	—	1,252	—	—	1,252	—	2016	1/12/2018	—
PANE	Beavercreek, OH	851	—	—	—	—	—	851	—	—	851	—	2000	6/29/2018	—
PANE	Carpentersville, IL	326	514	—	—	—	—	326	514	—	840	79	1992	11/20/2018	5 - 30
PANE	Carbondale, IL	534	1,633	—	—	—	—	534	1,633	—	2,167	135	2004	5/31/2019	10 - 40
PANE	Lansing, MI	649	966	—	—	—	—	649	966	—	1,615	89	2017	2/26/2020	12 - 27
PANE	Albany, GA	1,938	—	—	—	—	—	1,938	—	—	1,938	—	2016	12/23/2020	—
PB/ATT	Terra Haute, IN	1,310	1,062	—	—	—	—	1,310	1,062	—	2,372	37	2005	10/26/2020	10 - 45
PEYES	Kingsport, TN	496	1,221	—	—	—	—	496	1,221	—	1,717	112	2013	4/30/2018	11 - 51
PEYES	Morristown, TN	552	1,167	—	—	—	—	552	1,167	—	1,719	119	2014	6/15/2018	11 - 51
PEYES	Springfield, IL	1,137	—	—	—	—	—	1,137	—	—	1,137	—	2001	12/24/2019	—
PEYES	Anderson, SC	724	761	—	—	—	—	724	761	—	1,485	44	2019	9/30/2020	14 - 29
PEYES	Charlotte, NC	1,354	585	—	—	—	—	1,354	585	—	1,939	11	2019	8/5/2021	14 - 29
PIZHT	Joliet, IL	173	890	—	—	—	—	173	890	—	1,063	119	1970	7/18/2016	5 - 45
PIZHT	Morris, IL	248	533	—	—	—	—	248	533	—	781	111	1972	7/18/2016	5 - 40
PIZHT	Yorkville, IL	200	581	—	—	—	—	200	581	—	781	112	1976	7/18/2016	5 - 40
PIZHT	Lowell, IN	258	611	—	—	—	—	258	611	—	869	124	1978	7/18/2016	5 - 40
PIZHT	Schereville, IN	243	942	—	—	—	—	243	942	—	1,185	155	1975	7/18/2016	5 - 40
PIZHT	Portage, IN	330	1,016	—	—	—	—	330	1,016	—	1,346	181	2002	7/18/2016	5 - 40
PEYES/USC/GC	Moline, IL	1,298	1,396	—	—	—	—	1,298	1,396	—	2,694	78	2017	12/10/2019	14 - 54
PNCB	Beavercreek, OH	1,537	—	—	—	—	—	1,537	—	—	1,537	—	1994	10/18/2019	—
PNCB	Muskegon, MI	1,373	—	—	—	—	—	1,373	—	—	1,373	—	1970	12/5/2019	—
PNCB	Cincinnati, OH	676	831	—	—	—	—	676	831	—	1,507	34	1975	12/22/2020	10 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
POB/VRZN	Mount Pleasant, WI	1,031	908	—	—	—	—	1,031	908	—	1,939	54	2017	1/29/2020	12 - 47
PORTI	Ft. Wayne, IN	3,829	—	—	—	—	—	3,829	—	—	3,829	—	2019	12/24/2019	—
PORTI	Madison, WI	3,134	—	—	—	—	—	3,134	—	—	3,134	—	2021	12/29/2021	—
PVA	Bountiful, UT	562	1,100	—	—	—	—	562	1,100	—	1,662	21	1972	5/17/2021	10 - 35
RADNT	Fort Pierce, FL	645	1,403	—	—	—	—	645	1,403	—	2,048	4	1983	12/3/2021	10 - 35
RALLY	Greenwood, IN	653	—	—	—	—	—	653	—	—	653	—	1989	10/31/2018	—
RCANE	Bloomingdale, IL	2,057	—	—	—	—	—	2,057	—	—	2,057	—	2021	10/19/2021	—
RCANE	Beavercreek, OH	1,948	—	—	—	—	—	1,948	—	—	1,948	—	2020	1/27/2021	—
RDLB	Canton, GA	761	2,323	—	—	—	—	761	2,323	—	3,084	251	1999	11/2/2017	10 - 50
RDLB	Grandville, MI	1,119	2,462	—	—	—	—	1,119	2,462	—	3,581	297	2001	11/2/2017	10 - 50
RDLB	Cincinnati, OH	1,394	2,348	—	—	—	—	1,394	2,348	—	3,742	291	1975	11/2/2017	10 - 45
RDLB	Toledo, OH	1,355	2,514	—	—	—	—	1,355	2,514	—	3,869	306	1974	11/2/2017	10 - 45
RDLB	Erie, PA	978	2,948	—	—	—	—	978	2,948	—	3,926	345	1987	11/2/2017	10 - 45
RDLB	Cedar Rapids, IA	654	—	—	—	—	—	654	—	—	654	—	1997	1/12/2018	—
RDLB	Uniontown, PA	1,682	—	—	—	—	—	1,682	—	—	1,682	—	1992	5/29/2018	—
RDLB	Louisville, KY	1,188	2,087	—	—	—	—	1,188	2,087	—	3,275	202	1991	12/17/2018	5 - 40
RDLB	Grand Forks, ND	1,357	2,435	—	—	—	—	1,357	2,435	—	3,792	221	1992	12/17/2018	10 - 45
RDLB	Talleyville, DE	1,222	3,402	—	—	—	—	1,222	3,402	—	4,624	283	1991	12/17/2018	10 - 45
RDLB	Southaven, MS	1,967	2,521	—	—	—	—	1,967	2,521	—	4,488	224	2005	12/17/2018	10 - 50
RDLB	St. Cloud, MN	1,490	3,665	—	—	—	—	1,490	3,665	—	5,155	284	1990	12/17/2018	10 - 45
RDLB	Columbus, IN	1,220	1,575	—	—	—	—	1,220	1,575	—	2,795	166	1991	12/17/2018	5 - 40
RDLB	Grand Junction, CO	751	—	—	—	—	—	751	—	—	751	—	1993	1/18/2019	—
RDLB	Louisville, KY	764	1,420	—	—	—	—	764	1,420	—	2,184	164	1991	6/6/2019	10 - 30
RDLB	Grand Forks, ND	1,970	2,203	—	—	—	—	1,970	2,203	—	4,173	251	1992	6/6/2019	10 - 30
RDLB	Talleyville, DE	1,337	1,418	—	—	—	—	1,337	1,418	—	2,755	182	1991	6/6/2019	10 - 30
RDLB	Southaven, MS	936	2,119	—	—	—	—	936	2,119	—	3,055	149	2005	6/6/2019	5 - 40
RDLB	St. Cloud, MN	1,813	2,675	—	—	—	—	1,813	2,675	—	4,488	214	1990	6/6/2019	5 - 45
RDLB	Sioux City, IA	806	—	—	—	—	—	806	—	—	806	—	1990	6/28/2019	—
RDLB	Coralville, IA	2,078	—	—	—	—	—	2,078	—	—	2,078	—	2001	12/26/2019	—
RDLB	Horseheads, NY	1,769	—	—	—	—	—	1,769	—	—	1,769	—	1992	12/30/2021	—
REI	Kentwood, MI	711	4,090	—	—	—	—	711	4,090	—	4,801	178	2019	1/24/2020	14 - 54
RROBN	Idaho Falls, ID	1,538	—	—	—	—	—	1,538	—	—	1,538	—	2008	12/29/2021	—
S52	Naples, FL	2,912	3,619	447	—	7	37	2,912	3,626	484	7,022	1,606	2011	10/10/2011	2 - 46

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
S52	Jacksonville, FL	2,216	2,729	416	—	6	3	2,216	2,735	419	5,370	1,271	2011	10/24/2011	2 - 46
SEVEN	Suusex, WI	1,856	818	—	—	—	—	1,856	818	—	2,674	32	1995	12/30/2020	10 - 40
SEVEN	Cleveland, OH	2,534	947	—	—	—	—	2,534	947	—	3,481	13	2001	8/4/2021	10 - 40
SONIC	Tracy, CA	979	—	—	—	—	—	979	—	—	979	—	2004	11/20/2018	—
SONIC	Campbellsville, KY	1,277	356	—	—	—	—	1,277	356	—	1,633	11	1997	7/30/2021	10 - 15
SONIC	Louisville, KY	1,710	535	—	—	—	—	1,710	535	—	2,245	12	2008	7/30/2021	10 - 25
SONIC	Louisville, KY	635	350	—	—	—	—	635	350	—	985	12	2001	7/30/2021	10 - 15
SONIC	Shepherdsville, KY	1,468	395	—	—	—	—	1,468	395	—	1,863	11	2000	7/30/2021	10 - 20
SONIC	Radcliff, KY	333	330	—	—	—	—	333	330	—	663	10	2008	7/30/2021	7 - 18
SONIC	Munfordville, KY	310	466	—	—	—	—	310	466	—	776	11	2008	7/30/2021	10 - 22
SONIC	Elizabethtown, KY	1,326	332	—	—	—	—	1,326	332	—	1,658	11	2001	7/30/2021	10 - 15
SONIC	Jeffersontown, KY	676	319	—	—	—	—	676	319	—	995	12	1997	7/30/2021	7 - 15
SOPTI	West Allis, WI	1,154	809	—	—	—	—	1,154	809	—	1,963	14	2018	6/28/2021	12 - 32
STAR	Beavercreek, OH	582	710	—	—	—	—	582	710	—	1,292	100	2014	1/12/2018	11 - 51
STAR	Orland Park (Chicago), IL	954	847	—	—	—	—	954	847	—	1,801	127	1993	6/29/2018	5 - 30
STAR	Hagerstown, MD	755	1,620	—	—	—	—	755	1,620	—	2,375	142	2014	10/11/2018	11 - 51
STAR	Decatur, AL	473	627	—	—	—	—	473	627	—	1,100	48	2007	10/30/2018	25 - 45
STAR	Manchester, CN	725	995	—	—	—	—	725	995	—	1,720	31	1998	11/10/2020	14 - 49
STAR	Jacksonville, NC	665	483	—	—	—	—	665	483	—	1,148	35	2006	6/23/2020	10 - 30
STAR	Clinton, MS	620	478	—	—	—	—	620	478	—	1,098	17	2005	11/20/2020	10 - 45
STAR	Maryville, TN	1,469	490	—	—	—	—	1,469	490	—	1,959	18	2007	12/30/2020	10 - 45
STAR	Pelham, AL	1,613	558	—	—	—	—	1,613	558	—	2,171	14	2019	3/30/2021	13 - 43
STAR	Melrose Park, IL	1,278	913	—	—	—	—	1,278	913	—	2,191	28	2020	3/18/2021	14 - 34
STAR	Syracuse, NY	2,550	1,099	—	—	—	—	2,550	1,099	—	3,649	24	2019	4/1/2021	14 - 49
STAR/VRZN/ATI	Huntington, IN	1,927	1,158	—	—	—	—	1,927	1,158	—	3,085	57	2019	11/28/2019	14 - 54
STKNS	Peru, IL	560	813	—	—	—	—	560	813	—	1,373	174	1996	11/9/2016	5 - 40
STKNS	Vero Beach, FL	435	930	—	—	—	—	435	930	—	1,365	172	1998	11/9/2016	10 - 40
STKNS	Indianapolis, IN	571	1,050	—	—	—	—	571	1,050	—	1,621	174	1989	1/12/2017	10 - 40
STKNS	Carmel, IN	887	—	—	—	—	—	887	—	—	887	—	1992	12/30/2019	—
SVCKG	Fort Worth, TX	948	1,904	—	—	—	—	948	1,904	—	2,852	26	2002	8/2/2021	10 - 40
SVCKG	Plano, TX	1,446	1,952	—	—	—	—	1,446	1,952	—	3,398	27	2002	8/2/2021	10 - 40
TACOB	Newburgh, IN	139	1,069	—	—	—	—	139	1,069	—	1,208	131	1994	11/15/2016	14 - 53

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
TACOB	Anniston, AL	200	611	—	—	—	—	200	611	—	811	95	2000	1/12/2017	8 - 48
TACOB	Columbia, SC	1,161	1,086	—	—	—	—	1,161	1,086	—	2,247	184	2009	1/13/2017	12 - 50
TACOB	Gas City, IN	503	951	—	—	—	—	503	951	—	1,454	152	1999	7/26/2017	5 - 40
TACOB	Logansport, IN	447	1,261	—	—	—	—	447	1,261	—	1,708	150	1990	7/26/2017	10 - 50
TACOB	Manchester, CT	1,393	—	—	—	—	—	1,393	—	—	1,393	—	2013	7/27/2018	—
TACOB	Greenwood, IN	540	—	—	—	—	—	540	—	—	540	—	2007	10/31/2018	—
TACOB	Grand Junction, CO	886	—	—	—	—	—	886	—	—	886	—	1996	1/18/2019	—
TACOB	Clovis, NM	307	—	—	—	—	—	307	—	—	307	—	1995	11/21/2019	—
TACOB	Southaven, MS	935	—	—	—	—	—	935	—	—	935	—	2006	12/20/2019	—
THRIV	Elmhurst, IL	603	700	—	—	—	—	603	700	—	1,303	7	1976	8/24/2021	10 - 35
TIRES	Overland Park, KS	1,395	650	—	—	—	—	1,395	650	—	2,045	69	1999	8/12/2020	5 - 25
TIRES	Athens, GA	287	402	—	—	—	—	287	402	—	689	16	1993	8/25/2021	5 - 20
TIRES	Athens, GA	366	781	—	—	—	—	366	781	—	1,147	9	1992	8/25/2021	10 - 40
TIRES	Bogart, GA	282	865	—	—	—	—	282	865	—	1,147	9	1990	8/25/2021	10 - 40
TIRES	Watkinsville, GA	297	802	—	—	—	—	297	802	—	1,099	9	1994	8/25/2021	10 - 40
TIRES	Athens, GA	1,187	1,020	—	—	—	—	1,187	1,020	—	2,207	12	1999	8/25/2021	10 - 40
TIRES	Loganville, GA	920	924	—	—	—	—	920	924	—	1,844	11	1999	8/25/2021	10 - 40
TIRES	Lawrenceville, GA	1,038	1,021	—	—	—	—	1,038	1,021	—	2,059	11	1998	8/25/2021	10 - 40
TIRES	Suwanee, GA	1,039	890	—	—	—	—	1,039	890	—	1,929	11	1998	8/25/2021	10 - 40
TXRD	Fort Gratiot, MI	1,248	—	—	—	—	—	1,248	—	—	1,248	—	2007	11/20/2018	—
TXRD	Sierra Vista, AZ	1,305	—	—	—	—	—	1,305	—	—	1,305	—	2007	11/20/2018	—
TXRD	Logan, UT	1,272	—	—	—	—	—	1,272	—	—	1,272	—	2009	5/1/2019	—
TXRD	La Crosse, WI	1,352	—	—	—	—	—	1,352	—	—	1,352	—	2012	7/25/2019	—
TXRD	Florence, SC	1,860	—	—	—	—	—	1,860	—	—	1,860	—	2019	12/30/2019	—
TXRD	Augusta, ME	860	—	—	—	—	—	860	—	—	860	—	2009	7/2/2020	—
TXRD	Aurora, CO	2,404	1,650	—	—	—	—	2,404	1,650	—	4,054	112	2000	6/26/2020	10 - 30
TXRD	Joilet, IL	1,660	1,856	—	—	—	—	1,660	1,856	—	3,516	94	2000	9/22/2020	10 - 30
TXRD	Ocala, FL	2,172	—	—	—	—	—	2,172	—	—	2,172	—	2019	9/24/2021	—
TXRD	East Peoria, IL	1,551	1,328	—	—	—	—	1,551	1,328	—	2,879	48	2002	2/25/2021	10 - 30
USBNK	Littleton, CO	3,547	—	—	—	—	—	3,547	—	—	3,547	—	1982	4/30/2021	—
VCA	Fort Pierce, FL	787	1,625	—	—	—	—	787	1,625	—	2,412	18	2009	9/2/2021	10 - 35
VCA	St. Paul, MN	554	716	—	—	—	—	554	716	—	1,270	23	1940	6/10/2021	10 - 20
VRZN	North Augusta, SC	752	567	—	—	—	—	752	567	—	1,319	27	2016	12/30/2020	11 - 46
VRZN	Greenwood, IN	1,117	391	—	—	—	—	1,117	391	—	1,508	15	1998	12/30/2020	10 - 45
VRZN	Farmington, NM	1,400	516	—	—	—	—	1,400	516	—	1,916	14	2019	12/30/2020	14 - 49

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2021 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
VRZN	Kent, OH	965	527	—	—	—	—	965	527	—	1,492	18	2019	11/2/2020	14 - 49
VRZN	Zanesville, OH	1,156	476	—	—	—	—	1,156	476	—	1,632	15	2019	11/2/2020	14 - 49
VRZN	Philadelphia, OH	1,173	570	—	—	—	—	1,173	570	—	1,743	21	2019	11/2/2020	14 - 49
VRZN	Connellsville, PA	1,204	678	—	—	—	—	1,204	678	—	1,882	29	2019	11/2/2020	14 - 49
VRZN	Fort Meyers, FL	605	426	—	—	—	—	605	426	—	1,031	16	2006	10/16/2020	10 - 40
WCASTL	Carmel, IN	625	—	—	—	—	—	625	—	—	625	—	1992	12/30/2019	—
WELLN	Gloversville, NY	1,204	936	—	—	—	—	1,204	936	—	2,140	17	2021	5/28/2021	15 - 45
WELLN	Brockport, NY	1,115	1,177	—	—	—	—	1,115	1,177	—	2,292	—	2021	12/28/2021	15 - 45
WELLN	Syracuse, NY	1,220	1,623	—	—	—	—	1,220	1,623	—	2,843	—	2021	12/28/2021	15 - 45
WELLS	Idaho Falls, ID	578	1,164	—	—	—	—	578	1,164	—	1,742	41	1985	9/23/2020	10 - 50
WELLS	Whitehall, PA	971	—	—	—	—	—	971	—	—	971	—	1998	9/24/2021	—
WENDY	Odessa, TX	822	1,327	—	—	—	—	822	1,327	—	2,149	233	1995	8/2/2016	10 - 45
WENDY	Wheat Ridge, CO	453	467	—	(127)	—	—	326	467	—	793	111	1978	11/9/2016	5 - 40
WENDY	Warren, MI	323	946	—	—	—	—	323	946	—	1,269	160	2003	11/9/2016	10 - 40
WENDY	Grand Junction, CO	1,113	—	—	—	—	—	1,113	—	—	1,113	—	1994	1/18/2019	—
WENDY	Clayton, OH	814	1,097	—	—	—	—	814	1,097	—	1,911	117	2004	6/26/2019	5 - 40
WENDY	Warwick, RI	1,343	—	—	—	—	—	1,343	—	—	1,343	—	1999	12/24/2019	—
WENDY	Chesapeake, VA	1,133	—	—	—	—	—	1,133	—	—	1,133	—	1993	10/29/2020	—
WENDY	Columbia, MO	1,387	—	—	—	—	—	1,387	—	—	1,387	—	1985	2/21/2020	—
WILDF	San Antonio, TX	—	—	8	2,790	2,069	69	2,790	2,069	77	4,936	620	2008	11/14/2011	2 - 43
ZAXBY	Snellville, GA	859	1,168	—	—	—	—	859	1,168	—	2,027	179	2003	11/9/2016	10 - 45
		$941,240	$1,056,920	$48,042	$25,325	$245,194	$87,684	$966,565	$1,302,114	$135,726	$2,404,405	$682,430

Tax Cost
The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $2.4 billion (unaudited) as of December 31, 2021.

(1) AAA refers to the AAA® properties.
ADAUT refers to the Advance Auto Parts properties.
ADB refers to the Androscoggin Bank® properties.
APPLB refers to the Applebee's® properties.
ARBYS refers to the Arby’s® properties.
ASPDE refers to the Aspen Dental® properties.
ATI refers to the ATI Physical Therapy® properties.
ATT refers to the AT&T® properties.
BFISH refers to the Bonefish Grill properties.
BHAMA refers to the Bahama Breeze® properties.
BIGO refers to the Big O Tires® properties.
BJS refers to the BJ's Restaurants and Brewhouse® properties.
BK refers to the Burger King® properties.
BLACK refers to the Black Angus Steakhouse properties.
BOBE refers to the Bob Evans® properties.
BOFA refers to the Bank of America® properties.
BOJAN refers to the Bojangles properties.
BP refers to the BP Products North America properties.
BWW refers to the Buffalo Wild Wings® properties.
CALCO refers to the Caliber Holdings Corp properties.
CARRAB refers to the Carrabba's Italian Grill® properties.
CFILA refers to the Chick-fil-A® properties.
CHASE refers to the Chase Bank® properties.
CHEDD refers to the Cheddar's Scratch Kitchen® properties.
CHILI refers to the Chili's Grill & Bar® properties.

CHIP refers to the Chipotle Mexican Grill, Inc. properties.
CIRCK refers to the Circle K Stores Inc. properties.
CITI refers to the Citibank® properties.
COLUM refers to the Columbia Mall Car Wash properties.
CRLJR refers to the Carl's Jr.® properties.
DAIRY QUEEN refers to the Dairy Queen® properties.
DAVTA refers to the DaVita® properties.
DENNY refers to the Denny’s® properties.
DTACO refers to the Del Taco® and MODPZ Pizza® properties.
EXOIL refers to the Express Oil® properties.
EYECA refers to the Eye Care for Animals® properties.
FAZOL refers to the Fazoli’s® properties.
FEDEX refers to the FedEx Office® properties.
FMBNK refers to the First Midwest Bank® properties.
FRES refers to the Fresenius® properties.
FRSTN refers to the Firestone Tire and Rubber Company® properties.
GC refers to the Great Clips® properties.
GERCO refers to the Gerber Collision® properties.
GOOD refers to the Goodyear® properties.
HARDE refers to the Hardee’s® properties.
HBANK refers to the Huntington National Bank® properties.
HOLDY refers to the Holiday Inn Express® properties.
IHOP refers to the IHOP® properties.
JJ refers to the Jared® properties.
JKBOX refers to the Jack in the Box® properties.
JLUBE refers to the Jiffy Lube properties.
KFC refers to the KFC® properties.

KRIS refers to the Krispy Kreme® properties.
KRYST refers to the Krystal® properties.
KUMBO refers to the KUM & Go® properties.
LONGH refers to the LongHorn Steakhouse® properties.
LTGNL refers to the Little General® properties.
MAVIS refers to the the Mavis Discount Tires® properties.
MCDC refers to the the McDonald's® properties.
MDELI refers to the McAlister’s Deli® properties.
MONRO refers to the Monro Tire’s® properties.
MRTIR refers to the Mr. Tire® properties.
NAPA refers to the NAPA Auto Parts® properties.
NEPHA refers to the Nephrology Associates® properties.
NTB refers to the National Tire & Battery® properties.
OAKST refers to the Oak Street Health® properties.
OLVGR refers to the Olive Garden® properties.
ORAUT refers to the O’Reilly Auto Parts® properties.
OSG refers to the Orvis® properties.
OUTB refers to the Outback Steakhouse® properties.
PANDA refers to the Panda Express® properties.
PANE refers to the Panera Bread® properties.
PEYES refers to the Popeyes Louisiana Kitchen® properties.
PIZHT refers to the the Pizza Hut® properties.
PNCB refers to the PNC Bank® properties.
POB refers to the Potbelly Sandwich Shop® properties.
PORTI refers to the Portillo's® properties.
PVA refers to the Pathway Vet Alliance® properties.
RADNT refers to the RadNet Imaging® properties.

RALLY refers to the Rally's Drive-in® properties.
RCANE refers to the Raising Cane’s® properties.
RDLB refers to the Red Lobster® properties.
REI refers to the Recreational Equipment, Inc.® properties.
RROBN refers to the Red Robin® properties.
RT refers to the Ruby Tuesday® properties.
S52 refers to the Seasons 52® properties.
SEVEN refers to the 7-Eleven properties.
SLEEP refers to the Sleep Number® properties.
SONIC refers to the Sonic Drive-In® properties.
SOPTI refers to the Stanton Optical® properties.
SS refers to the Shake Shack® properties.
STAR refers to the Starbucks® properties.
STKNS refers to the Steak N’ Shake® properties.
STOREB refers to the StoreBuild® properties.
SVCKG refers to the Service King® properties.
TACOB refers to the Taco Bell® properties.
THRIV refers to the Thrive Vet Care® properties.
TIRES refers to the Tires Plus properties.
TXRD refers to the Texas Roadhouse® properties.
USBNK refers to the US Bank® properties.
USC refers to the U.S. Cellular® properties.
VCA refers to the VCA® properties.
VRZN refers to the Verizon Wireless® properties.
WCASTL refers to the White Castle® properties.
WELLN refers to the WellNow Urgent Care® properties.
WELLS refers to the Wells Fargo Bank® properties.

WENDY refers to the Wendy’s® properties.
WILDF refers to the Wildfish Seafood Grille® properties.
ZAXBY refers to the Zaxby’s® properties.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

	December 31, 2021	December 31, 2020
Carrying Costs
Balance - beginning of period	$2,155,143	$1,967,734
Additions placed in service	249,536	191,204
Movement: Held for Sale	—	(3,070)
Dispositions	(274)	(725)
Balance - end of year	$2,404,405	$2,155,143
Accumulated Depreciation
Balance - beginning of year	$(657,621)	$(635,630)
Depreciation expense	(25,083)	(23,019)
Movement: Held for Sale	—	307
Dispositions	274	721
Balance - end of year	$(682,430)	$(657,621)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2	Amended and Restated Bylaws of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
4.1	Specimen Stock Certificate of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company Registration Statement on Form 10/A filed on October 5, 2015).
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

10.7
Second Amended and Restated Parent Guaranty, dated June 4, 2021, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2021).

10.8	Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan† (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 10, 2015).
10.9	Amendment No. 1 to the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan† (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 24, 2015).
10.10	Form of Lease (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.11	Form of Guaranty by Darden Restaurants, Inc. in respect of certain Leases (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.12	Form of Franchise Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.13	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).
10.14	Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015).
E-1

10.15	Amendment to Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.16	Form of Performance-based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.17	Amendment to Form of Performance-based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.18	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.19	Amendment to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.20
Note Purchase Agreement, dated April 19, 2017, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc. and the purchasers party thereto (incorporated be reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017).

10.21	Form of FY 2020 Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.22	Form of FY 2020 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.23	Second Amendment to Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.24	Second Amendment to Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
21.1*	List of Subsidiaries of Four Corners Property Trust, Inc.
23.1*	Consent of Independent Accountants
31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Lease (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
† Denotes a management contract or compensatory plan, contract or arrangement.
E-2

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	February 22, 2022	By:	/s/ William H. Lenehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM H. LENEHAN William H. Lenehan	Director and Chief Executive Officer (Principal Executive Officer)	February 22, 2022

/S/ GERALD R. MORGAN Gerald R. Morgan	Chief Financial Officer (Principal Financial Officer)	February 22, 2022

/S/ NICCOLE M. STEWART Niccole M. Stewart	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022

/S/ JOHN S. MOODY John S. Moody	Director and Chairman of the Board of Directors	February 22, 2022

/S/ DOUGLAS B. HANSEN Douglas B. Hansen	Director	February 22, 2022

/S/ ERIC HIRSCHHORN Eric Hirschhorn	Director	February 22, 2022

/S/ CHARLES L. JEMLEY Charles L. Jemley	Director	February 22, 2022

/S/ MARRAN H. OGILVIE Marran H. Ogilvie	Director	February 22, 2022

/S/ TONI STEELE Toni Steele	Director	February 22, 2022

/S/ ELIZABETH TENNICAN Elizabeth Tennican	Director	February 22, 2022
E-3