Form 10-Q
period 2022-03-31
Four Corners Property Trust, Inc.
filed 2022-04-29
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of April 28, 2022: 80,363,738

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE MONTHS ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Real estate investments:
Land	$991,895	$966,565
Buildings, equipment and improvements	1,451,840	1,437,840
Total real estate investments	2,443,735	2,404,405
Less: Accumulated depreciation	(689,198)	(682,430)
Total real estate investments, net	1,754,537	1,721,975
Intangible lease assets, net	104,721	104,251
Total real estate investments and intangible lease assets, net	1,859,258	1,826,226
Cash and cash equivalents	58,109	6,300
Straight-line rent adjustment	57,039	55,397
Derivative assets	11,269	2,591
Deferred tax assets	864	864
Other assets	11,770	11,602
Total Assets	$1,998,309	$1,902,980

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$966,024	$877,591
Dividends payable	26,668	26,655
Rent received in advance	10,771	11,311
Derivative liabilities	951	7,517
Other liabilities	18,515	16,014
Total liabilities	1,022,929	939,088

Equity:
Preferred stock, par value 0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value 0.0001 per share; 500,000,000 shares authorized, 80,363,738 and 80,279,217 shares issued and outstanding, respectively	8	8
Additional paid-in capital	959,237	958,737
Retained earnings	8,340	12,753
Accumulated other comprehensive income (loss)	5,563	(9,824)
Noncontrolling interest	2,232	2,218
Total equity	975,380	963,892
Total Liabilities and Equity	$1,998,309	$1,902,980
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental revenue	$46,903	$41,515
Restaurant revenue	7,494	5,231
Total revenues	54,397	46,746
Operating expenses:
General and administrative	5,269	4,763
Depreciation and amortization	9,704	8,236
Property expenses	1,849	1,002
Restaurant expenses	6,883	4,859
Total operating expenses	23,705	18,860
Interest expense	(8,375)	(7,633)
Other income	57	1
Realized gain on sale, net	—	431
Income tax expense	(88)	(63)
Net income	22,286	20,622
Net income attributable to noncontrolling interest	(31)	(43)
Net Income Available to Common Shareholders	$22,255	$20,579

Basic net income per share:	$0.28	$0.27
Diluted net income per share:	$0.28	$0.27
Weighted average number of common shares outstanding:
Basic	80,195,140	75,969,887
Diluted	80,346,024	76,131,563
Dividends declared per common share	$0.3325	$0.3175

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$22,286	$20,622
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	13,746	6,275
Reclassification adjustment of derivative instruments included in net income	1,662	1,731
Other comprehensive income	15,408	8,006
Comprehensive income	37,694	28,628
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	31	43
Other comprehensive income attributable to noncontrolling interest	21	17
Comprehensive income attributable to noncontrolling interest	52	60
Comprehensive Income Attributable to Common Shareholders	$37,642	$28,568

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended March 31, 2022`

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2021	80,279,217	$8	$958,737	$12,753	$(9,824)	$2,218	$963,892
Net income	—	—	—	22,255	—	31	22,286
Other comprehensive income	—	—	—	—	15,387	21	15,408
ATM proceeds, net of issuance costs	—	—	—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(26,668)	—	(38)	(26,706)
Stock-based compensation, net	84,521	—	500	—	—	—	500
Balance at March 31, 2022	80,363,738	$8	$959,237	$8,340	$5,563	$2,232	$975,380

For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2020	75,874,966	$8	$840,455	$26,672	$(25,695)	$3,061	$844,501
Net income	—	—	—	20,579	—	43	20,622
Other comprehensive loss	—	—	—	—	7,989	17	8,006
ATM proceeds, net of issuance costs	161,509	—	4,659	—	—	—	4,659
Dividends and distributions to equity holders	—	—	—	(24,180)	—	(51)	(24,231)
Stock-based compensation, net	134,786	—	(1,656)	—	—	—	(1,656)
Balance at March 31, 2021	76,171,261	$8	$843,458	$23,071	$(17,706)	$3,070	$851,901

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows - operating activities
Net income	$22,286	$20,622
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,704	8,236
Gain on disposal of land, building, and equipment	—	(431)
Non-cash revenue adjustments	530	506
Amortization of financing costs	468	543
Stock-based compensation expense	1,500	1,371
Changes in assets and liabilities:
Derivative assets and liabilities	164	1,935
Straight-line rent adjustment	(1,642)	(2,011)
Rent received in advance	(540)	(1,783)
Other assets and liabilities	2,338	2,861
Net cash provided by operating activities	34,808	31,849
Cash flows - investing activities
Purchases of real estate investments	(43,264)	(36,096)
Proceeds from sale of real estate investments	—	3,343
Advance refunds on acquisition of operating real estate	(7)	(140)
Net cash used in investing activities	(43,271)	(32,893)
Cash flows - financing activities
Net proceeds from ATM equity issuance	—	4,659
Proceeds from issuance of senior notes	125,000	—
Payment of deferred financing costs	(1,035)	(27)
Proceeds from revolving credit facility	28,000	46,000
Repayment of revolving credit facility	(64,000)	(22,000)
Payment of dividends to shareholders	(26,655)	(24,091)
Distributions to non-controlling interests	(38)	(51)
Employee shares withheld for taxes	(1,000)	(3,027)
Net cash provided by financing activities	60,272	1,463
Net increase in cash and cash equivalents, including restricted cash	51,809	419
Cash and cash equivalents, including restricted cash, at beginning of period	6,300	11,064
Cash and cash equivalents, including restricted cash, at end of period	$58,109	$11,483
Supplemental disclosures:
Interest paid	$1,641	$2,207
Income taxes paid	$9	$25
Operating lease payments received (lessor)	$43,985	$39,271
Operating lease payments remitted (lessee)	$236	$220
Non-cash activities:
Dividends declared but not paid	$26,668	$24,147
Change in fair value of derivative instruments	$15,244	$6,071

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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Income Statements. We did not record impairment expense during the three months ended March 31, 2022 or 2021.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at March 31, 2022 or December 31, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	March 31,	December 31,
(In thousands)	2022	2021
Cash and cash equivalents	$58,109	$6,300
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$58,109	$6,300
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
For leases where the Company is the lessor, we determine the classification upon commencement. At March 31, 2022, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in intangible lease assets, net, on our Consolidated Balance Sheets. The Company did not pay any lease incentives to tenants during the three months ended March 31, 2022. During the year ended December 31, 2021, the Company paid lease incentives of $1.2 million to tenants.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At March 31, 2022 and December 31, 2021, credit card receivables, included in other assets, totaled $114 thousand and $116 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Gain on Sale, Net
The Company recognizes gain (loss) on sale, net of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the three months ended March 31, 2022, the Company did not sell any assets. During the three months ended March 31, 2021, the Company sold two properties, which resulted in a realized gain of $431 thousand.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
In the first quarter of 2020 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During Q1 2020 the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that U.S. dollar LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR. Additionally, banking regulators encouraged banks to discontinue new LIBOR debt issuances by December 31, 2021.
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
The Company has three currently effective interest rate swaps with a total notional amount of $350 million that are indexed to LIBOR. These interest rate swaps mature through 2025, and the Company is monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 58.6% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. As of March 31, 2022, we had 312 Olive Garden branded locations in our portfolio, which comprise approximately 32.7% of our leased properties and approximately 43.7% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 12.1% of our leased properties and approximately 12.4% of the revenues received under leases as of March 31, 2022. Our properties, including the Kerrow Restaurant Operating Business, are located in 46 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (approximately 10.7%) and Florida (approximately 10.3%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At March 31, 2022, our exposure to risk related to amounts due to us on our derivative instruments totaled $10.3 million, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Land	$991,895	$966,565
Buildings and improvements	1,316,091	1,302,114
Equipment	135,749	135,726
Total gross real estate investments	2,443,735	2,404,405
Less: Accumulated depreciation	(689,198)	(682,430)
Total real estate investments, net	1,754,537	1,721,975
Intangible lease assets, net	104,721	104,251
Total Real Estate Investments and Intangible Lease Assets, Net	$1,859,258	$1,826,226
During the three months ended March 31, 2022, the Company invested $43.3 million, including transaction costs, in 18 properties located in nine states, and allocated the investment as follows: $25.3 million to land, $14.0 million to buildings and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
improvements, and $4.0 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 9.0 years as of March 31, 2022. The Company did not dispose of any properties during the three months ended March 31, 2022.
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
The following tables detail intangible lease assets and liabilities.

	March 31,	December 31,
(In thousands)	2022	2021
Acquired in-place lease intangibles	$87,883	$83,892
Above-market leases	13,821	13,821
Finance leases - right of use asset (1)	24,383	24,383
Lease incentives	7,061	7,061
Direct lease costs	87	87
Total	133,235	129,244
Less: Accumulated amortization	(28,514)	(24,993)
Intangible Lease Assets, Net	$104,721	$104,251
(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	March 31,	December 31,
(In thousands)	2022	2021
Below-market leases	$2,978	$2,978
Less: Accumulated amortization	(1,129)	(1,038)
Intangible Lease Liabilities, Net	$1,849	$1,940
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $2.9 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $390 thousand and $401 thousand for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, lease incentive amortization was $136 thousand and $105 thousand, respectively.
At March 31, 2022, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 8.6 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases and lease incentives was 8.4 years, 7.4 years, 9.5 years and 13.6 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at March 31, 2022.

(In thousands)	March 31,
2022 (nine months)	$10,334
2023	11,684
2024	10,122
2025	8,465
2026	7,373
Thereafter	24,171
Total Future Amortization	$72,149
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
Operating Lease Liability
As of March 31, 2022, maturities of operating lease liabilities were as follows:

(In thousands)	March 31,
2022 (nine months)	$522
2023	705
2024	718
2025	470
2026	310
Thereafter	5,072
Total Payments	7,797
Less: Interest	(2,296)
Operating Lease Liability	$5,501
The weighted-average discount rate for operating leases at March 31, 2022 was 4.17%. The weighted-average remaining lease term was 16.3 years.
Rental expense was $242 thousand and $145 thousand for the three months ended March 31, 2022 and 2021, respectively.

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
The following table shows the components of rental revenue for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands)	2022	2021
Lease revenue - operating leases	$45,343	$40,746
Variable lease revenue (tenant reimbursements)	1,560	769
Total Rental Revenue	$46,903	$41,515
Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	March 31,
2022 (nine months)	$134,066
2023	179,052
2024	178,585
2025	176,982
2026	176,244
Thereafter	918,384
Total Future Minimum Lease Payments	$1,763,313
Ground Leases as Lessee
As of March 31, 2022 and December 31, 2021, the Company had finance ground lease assets aggregating $24.4 million. These assets are included in intangible lease assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 62 years to 98 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 94.3 at March 31, 2022.
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At March 31, 2022, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $575 million of senior, unsecured, fixed rate notes. At December 31, 2021, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $450 million of senior, unsecured, fixed rate notes. At March 31, 2022 and December 31, 2021, the outstanding borrowings under the revolving credit facility were $0 million and $36 million, respectively, and there were no outstanding letters of credit. At March 31, 2022, we had $250 million of borrowing capacity under the revolving credit facility. The revolving credit facility portion will mature on November 9, 2025 with a six month extension option. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 1.59% and 1.38% at March 31, 2022 and December 31, 2021, respectively. The weighted average interest rate on the revolving credit facility was 1.40% at December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the Term Loan balances as of March 31, 2022 and December 31, 2021.

				Outstanding Balance
	Maturity	Interest		March 31,	December 31,
(Dollars in thousands)	Date	Rate		2022	2021
Term Loans:
Term loan due 2023	Nov 2023	1.56%	(a)	50,000	50,000
Term loan due 2024	Mar 2024	1.56%	(a)	100,000	100,000
Term loan due 2025	Nov 2025	1.61%	(a)	150,000	150,000
Term loan due 2026	Nov 2026	1.61%	(a)	100,000	100,000
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread of 1.25% to 1.30% at March 31, 2022.
Note Purchase Agreement
On December 17, 2021, the Company entered into agreements to issue $125 million of senior unsecured notes. The notes consist of $75 million of notes with a ten-year term, which were issued on March 17, 2022 and mature on March 17, 2032, and priced at a fixed interest rate of 3.11%, and $50 million of notes with a nine-year term, which were issued on March 17, 2022, and mature on March 17, 2031, and priced at a fixed interest rate of 3.09%. These notes were issued at par value.
The following table presents the senior unsecured fixed rate notes balance as of March 31, 2022 and December 31, 2021.

			Outstanding Balance
	Maturity	Interest	March 31,	December 31,
(Dollars in thousands)	Date	Rate	2022	2021
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	—
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	—
Total Notes			$575,000	$450,000
Deferred Financing Costs
At March 31, 2022 and December 31, 2021, net unamortized deferred financing costs were approximately $9.0 million and $8.4 million, respectively. During the three months ended March 31, 2022 and 2021, amortization of deferred financing costs was $468 thousand and $543 thousand, respectively.
The Company was in compliance with all debt covenants at March 31, 2022.
NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 31, 2022 and December 31, 2021, $350 million of our variable-rate debt is hedged by swaps with notional values totaling $350 million.
During the first quarter of 2022, we entered into one interest rate swap to hedge the interest rate variability associated with the term loan portion of our credit facility.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $993 thousand will be reclassified to earnings as an increase to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the three months ended March 31, 2022 and 2021, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		March 31, 2022	December 31, 2021		March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$11,269	$2,591	Derivative liabilities	$951	$7,517
Total		$11,269	$2,591		$951	$7,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)
The table below presents the effect of our interest rate swaps on comprehensive income for the three months ended March 31, 2022 and 2021.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended March 31, 2022	$13,746	Interest expense	$1,662	$(8,375)
Three months ended March 31, 2021	6,275	Interest expense	1,731	(7,633)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at March 31, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2022	$11,269	$—	$11,269	$—	$—	$11,269
December 31, 2021	2,591	—	2,591	(1,268)	—	1,323

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2022	$951	$—	$951	$—	$—	$951
December 31, 2021	7,517	—	7,517	(1,268)	—	6,249
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At March 31, 2022 the fair value of derivatives in a net asset position related to these agreements was $10.3 million and at December 31, 2021 the fair value of derivatives in a net liability position related to these agreements was $4.9 million. As of March 31, 2022, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at March 31, 2022, we would have been entitled to the termination value of approximately $10.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Operating lease right-of-use asset	$4,798	$4,919
Prepaid acquisition costs and deposits	3,008	3,049
Prepaid assets	1,351	1,375
Accounts receivable	1,554	1,312
Food and beverage inventories	227	252
Other	832	695
Total Other Assets	$11,770	$11,602
Other Liabilities
The components of other liabilities were as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Operating lease liability	$5,501	$5,617
Accrued interest expense	6,624	2,066
Intangible lease liabilities, net	1,849	1,940
Accrued compensation	1,124	2,547
Accounts payable	591	550
Accrued operating expenses	300	286
Other	2,526	3,008
Total Other Liabilities	$18,515	$16,014
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2022 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended March 31, 2022 and 2021, we recorded income tax expense of $88 thousand and $63 thousand, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in estimates of deferred tax asset realizability are included in "Income tax expense" in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At March 31, 2022 and December 31, 2021, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at March 31, 2022 and December 31, 2021.
Common Stock
At March 31, 2022 and December 31, 2021, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At March 31, 2022, there were 80,363,738 shares of the Company's common stock issued and outstanding.
On March 8, 2022, we declared a dividend of $0.3325 per share, which was paid in April 2022 to common stockholders of record as of March 31, 2022.
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
During the three months ended March 31, 2022, no shares were issued under the current ATM program.
During the three months ended March 31, 2021, the Company issued 161,509 shares under the prior ATM program at a weighted average share price of $29.56 for net proceeds of $4.7 million.
In addition, during the three months ended March 31, 2022, we executed forward sale agreements with a financial institution acting as forward purchaser under the current ATM program to sell 1,243,459 shares of common stock at a weighted average sales price of $27.14 per share before sales commissions and offering expenses. The Company did not receive any proceeds from the sale of shares of common stock by the forward purchaser. The Company currently expects to fully physically settle the forward sale agreements with the forward purchaser on one or more dates specified by the Company on or prior to January 2, 2023, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreements, which was initially $27.14, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of March 31, 2022, the Company had not settled any portion of the forward sale agreements.
At March 31, 2022, there was $200.7 million available for issuance under the current ATM program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Noncontrolling Interest
At March 31, 2022, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the three months ended March 31, 2022, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $3.1 million and $3.4 million as of March 31, 2022 and December 31, 2021, respectively.
At March 31, 2022, FCPT was the owner of approximately 99.86% of FCPT’s OP units. The remaining 0.14%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three months ended March 31, 2022, FCPT OP distributed $38 thousand to its unaffiliated limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three months ended March 31, 2022 and 2021.

(In thousands except for shares and per share data)	Three Months Ended March 31,
	2022	2021
Average common shares outstanding – basic	80,195,140	75,969,887
Net effect of dilutive equity awards	150,884	161,676
Average common shares outstanding – diluted	80,346,024	76,131,563
Net income available to common shareholders	$22,255	$20,579
Basic net earnings per share	$0.28	$0.27
Diluted net earnings per share	$0.28	$0.27
For the three months ended March 31, 2022 and 2021, the number of outstanding equity awards that were anti-dilutive totaled 294,643 and 182,784, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended March 31, 2022 and 2021 was 114,559 and 159,392, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At March 31, 2022, 545,224 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $8.2 million at March 31, 2022 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2022	$1,820	$1,728	$662	$4,210
Equity grants	1,120	3,162	1,236	5,518
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(372)	(885)	(243)	(1,500)
Unrecognized Compensation Cost at March 31, 2022	$2,568	$4,005	$1,655	$8,228
At March 31, 2022, the weighted average amortization period remaining for all of our equity awards was 2.6 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At March 31, 2022 and December 31, 2021, there were 199,491 and 159,524 RSUs outstanding, respectively. During the three months ended March 31, 2022, there were 41,463 shares of restricted stock granted, 1,496 RSUs vested, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2027.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At March 31, 2022 and December 31, 2021, there were 160,544 and 113,695 RSAs outstanding, respectively. During the three months ended March 31, 2022, there were 117,030 shares of restricted stock granted, no shares forfeited, and restrictions on 70,178 RSAs lapsed and were distributed, of which 37,451 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2025. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At March 31, 2022 and December 31, 2021, the target number of PSUs that were unvested was 206,327 and 208,481, respectively. During the three months ended March 31, 2022, PSUs with a target number of 66,369 shares were granted and PSUs with a target number of 68,523 shares vested and no shares forfeited. The total shareholder return calculated for these PSUs resulted in a distribution of 0% of target shares, resulting in the distribution of no shares.
The performance period of the unvested grants run from January 1, 2022 through December 31, 2024, from January 1, 2021 through December 31, 2023, and from January 1, 2020 through December 31, 2022. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a combination of relative shareholder return and total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2022 PSU grant, the Company used an implied volatility assumption of 49.5% (based on historical volatility), normalized risk free rate of 2.50%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), which resulted in a grant date fair value of $1.2 million.
Based on the grant date fair value, the Company expects to recognize $1.7 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

March 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$11,269	$—	$11,269
Liabilities
Derivative liabilities	$—	$951	$—	$951

December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$2,591	$—	$2,591
Liabilities
Derivative liabilities	$—	$7,517	$—	$7,517
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at March 31, 2022, and December 31, 2021 were classified as Level 2 of the fair value hierarchy.

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

	March 31, 2022
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2023	$50,000	$50,066
Term loan due 2024	100,000	100,133
Term loan due 2025	150,000	150,991
Term loan due 2026	100,000	100,774
Senior fixed note due June 2024	50,000	51,972
Senior fixed note due June 2027	75,000	80,358
Senior fixed note due June 2026	50,000	52,768
Senior fixed note due June 2028	50,000	53,724
Senior fixed note due June 2029	50,000	48,884
Senior fixed note due April 2030	75,000	73,250
Senior fixed note due April 2029	50,000	47,866
Senior fixed note due April 2031	50,000	48,087
Senior fixed note due March 2031	50,000	47,977
Senior fixed note due March 2032	75,000	71,783
Revolving credit facility	—	—

	December 31, 2021
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2023	$50,000	$50,237
Term loan due 2024	100,000	100,474
Term loan due 2025	150,000	151,702
Term loan due 2026	100,000	101,262
Senior fixed note due June 2024	50,000	53,482
Senior fixed note due June 2027	75,000	84,593
Senior fixed note due June 2026	50,000	55,468
Senior fixed note due June 2028	50,000	56,952
Senior fixed note due June 2029	50,000	52,045
Senior fixed note due April 2030	75,000	78,246
Senior fixed note due April 2029	50,000	50,965
Senior fixed note due April 2031	50,000	51,584
Revolving credit facility	36,000	36,220
(1)    Carrying values exclude deferred financing costs

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
NOTE 14 – SEGMENTS
During the three months ended March 31, 2022 and 2021, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three months ended March 31, 2022 and 2021.
Three Months Ended March 31, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$46,903	$—	$—	$46,903
Intercompany rental revenue	211	—	(211)	—
Restaurant revenue	—	7,494	—	7,494
Total revenues	47,114	7,494	(211)	54,397
Operating expenses:
General and administrative	5,269	—	—	5,269
Depreciation and amortization	9,524	180	—	9,704
Property expenses	1,849	—	—	1,849
Restaurant expenses	—	7,094	(211)	6,883
Total operating expenses	16,642	7,274	(211)	23,705
Interest expense	(8,375)	—	—	(8,375)
Other income	57	—	—	57
Income tax expense	(48)	(40)	—	(88)
Net Income	$22,106	$180	$—	$22,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Three Months Ended March 31, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$41,515	$—	$—	$41,515
Intercompany rental revenue	139	—	(139)	—
Restaurant revenue	—	5,231	—	5,231
Total revenues	41,654	5,231	(139)	46,746
Operating expenses:
General and administrative	4,763	—	—	4,763
Depreciation and amortization	7,994	242	—	8,236
Property expenses	1,002	—	—	1,002
Restaurant expenses	—	4,998	(139)	4,859
Total operating expenses	13,759	5,240	(139)	18,860
Interest expense	(7,633)	—	—	(7,633)
Other income	1	—	—	1
Realized gain on sale, net	431	—	—	431
Income tax expense	(39)	(24)	—	(63)
Net Income (Loss)	$20,655	$(33)	$—	$20,622

The following tables present supplemental information by segment at March 31, 2022 and December 31, 2021.
Supplemental Segment Information at March 31, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,421,503	$22,232	$2,443,735
Accumulated depreciation	(682,802)	(6,396)	(689,198)
Total real estate investments, net	1,738,701	15,836	1,754,537
Cash and cash equivalents	57,146	963	58,109
Total assets	1,976,333	21,976	1,998,309
Long-term debt, net of deferred financing costs	966,024	—	966,024
Supplemental Segment Information at December 31, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,382,169	$22,236	$2,404,405
Accumulated depreciation	(676,183)	(6,247)	(682,430)
Total real estate investments, net	1,705,986	15,989	1,721,975
Cash and cash equivalents	4,830	1,470	6,300
Total assets	1,880,192	22,788	1,902,980
Long-term debt, net of deferred financing costs	877,591	—	877,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after March 31, 2022, the date of the Consolidated Balance Sheet, through April 28, 2022, and noted the following:
Acquisitions
Through April 28, 2022, the Company invested $12.7 million in the acquisition of five net lease properties with an investment yield of approximately 6.5%, and approximately 5.2 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at March 31, 2022.
Capital Resources
Through April 28, 2022, the Company executed forward sales agreements under the current ATM program to sell 992,548 shares of common stock for gross proceeds of approximately $27.3 million based on the initial forward price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. (the “Company”) uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2021. Any references to “FCPT,” “the Company,” “we,” “us,” or “our” refer to Four Corners Property Trust, Inc. as an independent, publicly traded, self-administered company.
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
During the three months ended March 31, 2022, FCPT acquired 18 properties for a total investment value of $43.3 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 9.0 years.
At March 31, 2022, our lease portfolio had the following characteristics:
•937 properties located in 46 states and representing an aggregate leasable area of 6.1 million square feet;
•99.9% occupancy (based on leasable square footage);

•An average remaining lease term of 9.0 years (weighted by annualized base rent); and
•An average annual rent escalation of 1.38% through December 31, 2032 (weighted by annualized base rent).

COVID-19
We are closely monitoring the impact of the COVID-19 pandemic, including the spread of new variants of the virus, on all aspects of our business, including how it will impact our tenants. We collected 99.7% of our portfolio’s contractual base rent for the three months ended March 31, 2022 and did not abate any rent, or agree to any rent deferrals during the three months ended March 31, 2022. The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response and assess potential impacts to our financial position and operating results, as well as potential adverse developments to our business. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
During the three months ended March 31, 2022 and 2021, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three months ended March 31, 2022 and 2021 as summarized in the table below:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues:
Rental revenue	$46,903	$41,515
Restaurant revenue	7,494	5,231
Total revenues	54,397	46,746
Operating expenses:
General and administrative	5,269	4,763
Depreciation and amortization	9,704	8,236
Property expenses	1,849	1,002
Restaurant expenses	6,883	4,859
Total operating expenses	23,705	18,860
Interest expense	(8,375)	(7,633)
Other income	57	1
Realized gain on sale, net	—	431
Income tax expense	(88)	(63)
Net income	22,286	20,622
Net income attributable to noncontrolling interest	(31)	(43)
Net Income Attributable to Common Shareholders	$22,255	$20,579

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Real Estate Operations
Rental Revenue
Rental revenue increased $5.4 million, or 13.0%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was due primarily to the net acquisition of 127 leased properties, during the year-over-year period from April 1, 2021 through March 31, 2022. During the three months ended March 31, 2022, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $1.6 million as compared to $769 thousand during the three months ended March 31, 2021. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $506 thousand, or 10.6%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in compensation-related expenses stemming from a higher head count and benefits costs and stock compensation expense as well as an increase in audit and IT fees related to system enhancements.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $1.5 million, or 17.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the acquisition of 127 properties, during the year-over-year period from April 1, 2021 through March 31, 2022.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended March 31, 2022, we recorded property expenses of $1.8 million, of which $1.6 million was reimbursed by tenants. During the three months ended March 31, 2021, we recorded property expenses of $1.0 million, of which $769 thousand was reimbursed by tenants.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $575 million of senior fixed rate notes. Interest expense increased $742 thousand for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the issuance of $100 million of senior fixed notes in April 2021 and the issuance of $125 million of senior fixed notes in March 2022.
Realized Gain on Sale, Net
During the three months ended March 31, 2022, the Company did not sell any assets. During the three months ended March 31, 2021, the Company sold two properties with a combined net book value of $2.8 million for a realized gain on sale of $431 thousand.
Income Taxes
During the three months ended March 31, 2022 and 2021, our income tax expense was $88 thousand and $63 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio.
Restaurant Operations
Restaurant revenues increased by $2.3 million, or 43.3%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an improvement in casual dining trends as restrictions on seating capacity were eased and the addition of a seventh restaurant which began operations in April 2021.
Total restaurant expenses increased by $2.0 million, or 41.7%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in cost of goods sold and labor costs and the addition of a seventh restaurant which began operations in April 2021.

Critical Accounting Policies
The preparation of FCPT’s consolidated financial statements in conformance with U.S. GAAP requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At March 31, 2022, we had $58.1 million of cash and cash equivalents and $250 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2025, subject to our ability to extend the term for one additional six-month period to May 9, 2026. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of March 31, 2022, we had no outstanding borrowings under the revolving credit facility. At March 31, 2022, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 2.98%.
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

Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
$200,000	11/09/2020	11/09/2022	2.002%	one-month LIBOR
100,000	11/09/2020	11/09/2023	2.302%	one-month LIBOR
50,000	11/09/2020	11/09/2025	0.503%	one-month LIBOR
150,000	11/09/2022	11/09/2024	1.913%	one-month LIBOR
50,000	11/09/2023	11/09/2025	0.821%	one-month LIBOR
100,000	11/09/2024	11/09/2025	0.821%	one-month LIBOR
50,000	11/10/2025	11/09/2027	1.541%	one-month LIBOR
50,000	11/10/2025	11/09/2027	1.485%	one-month LIBOR
50,000	11/10/2025	11/09/2028	1.496%	one-month LIBOR
50,000	11/10/2025	11/09/2028	2.033%	one-month LIBOR
During the first quarter of 2022, we entered into one interest rate swap to hedge the interest rate variability associated with the term loan portion of our credit facility.

The Company has issued the following $575 million of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers.

			Outstanding Balance
	Maturity	Interest	March 31,
(Dollars in thousands)	Date	Rate	2022
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Total Notes			$575,000
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
During the three months ended March 31, 2022, no shares were issued under the current ATM program. During the three months ended March 31, 2022, we executed forward sale agreements with a financial institution acting as forward purchaser under the current ATM program to sell 1,243,459 shares of common stock at a weighted average sales price of $27.14 per share before sales commissions and offering expenses. The Company did not receive any proceeds from the sale of shares of common stock by the forward purchaser. The Company currently expects to fully physically settle the forward sale agreement with the forward purchaser on one or more dates specified by the Company on or prior to January 2, 2023, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreement, which was initially $27.14, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreement. As of March 31, 2022, the Company had not settled any portion of the forward sale agreement.
At March 31, 2022, there was $200.7 million available for issuance under the current ATM program.
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
Contractual Obligations
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
Off-Balance Sheet Arrangements
At March 31, 2022, we had no off-balance sheet arrangements.
Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Net income	$22,286	$20,622
Depreciation and amortization on real estate investments	9,668	8,215
Realized gain on sales of real estate, net	—	(431)
FFO (as defined by NAREIT)	$31,954	$28,406
Straight-line rent	(1,642)	(2,011)
Stock-based compensation	1,500	1,371
Non-cash amortization of deferred financing costs	468	543
Non-real estate investment depreciation	36	21
Other non-cash revenue adjustments	530	506
Adjusted Funds from Operations (AFFO)	$32,846	$28,836

Fully diluted shares outstanding (1)	80,460,583	76,290,955

FFO per diluted share	$0.40	$0.37

AFFO per diluted share	$0.41	$0.38
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
9.Other non-cash revenue adjustments, including amortization of above and below market leases and lease incentives
10.Amortization of capitalized leasing costs
11.Debt extinguishment gains and losses
12.Recurring capital expenditures and tenant improvements
13. Non-cash expense (income) adjustments related to deferred tax benefits
AFFO is not intended to represent cash flow from operations for the period, and is only intended to provide an additional measure of performance by adjusting the effect of certain items noted above included in FFO. AFFO is a widely reported measure by other REITs; however, other REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not be comparable to other REITs.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A titled “Risk Factors.” Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2021.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2022, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in Part I, Item 1A. “Risk Factors” beginning on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	April 28, 2022	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 28, 2022	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	April 28, 2022	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)