Form 10-Q
period 2022-06-30
Four Corners Property Trust, Inc.
filed 2022-07-28
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of July 28, 2022: 81,459,662

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND SIX MONTHS ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Real estate investments:
Land	$1,014,297	$966,565
Buildings, equipment and improvements	1,471,086	1,437,840
Total real estate investments	2,485,383	2,404,405
Less: Accumulated depreciation	(693,855)	(682,430)
Total real estate investments, net	1,791,528	1,721,975
Intangible lease assets, net	105,311	104,251
Total real estate investments and intangible lease assets, net	1,896,839	1,826,226
Real estate held for sale	1,374	—
Cash and cash equivalents	17,714	6,300
Straight-line rent adjustment	58,419	55,397
Derivative assets	19,558	2,591
Deferred tax assets	803	864
Other assets	16,010	11,602
Total Assets	$2,010,717	$1,902,980

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$966,493	$877,591
Dividends payable	26,730	26,655
Rent received in advance	10,739	11,311
Derivative liabilities	—	7,517
Other liabilities	15,207	16,014
Total liabilities	1,019,169	939,088

Equity:
Preferred stock, par value 0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value 0.0001 per share; 500,000,000 shares authorized, 80,543,986 and 80,279,217 shares issued and outstanding, respectively	8	8
Additional paid-in capital	964,607	958,737
Retained earnings	9,740	12,753
Accumulated other comprehensive income (loss)	14,945	(9,824)
Noncontrolling interest	2,248	2,218
Total equity	991,548	963,892
Total Liabilities and Equity	$2,010,717	$1,902,980
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental revenue	$47,904	$42,162	$94,807	$83,677
Restaurant revenue	7,521	7,110	15,015	12,341
Total revenues	55,425	49,272	109,822	96,018
Operating expenses:
General and administrative	4,698	4,465	9,967	9,228
Depreciation and amortization	10,128	8,388	19,832	16,624
Property expenses	1,987	1,202	3,836	2,204
Restaurant expenses	7,052	6,589	13,935	11,448
Total operating expenses	23,865	20,644	47,570	39,504
Interest expense	(9,031)	(8,384)	(17,406)	(16,017)
Other income	29	7	86	8
Realized gain on sale	5,756	—	5,756	431
Income tax expense	(144)	(71)	(232)	(134)
Net income	28,170	20,180	50,456	40,802
Net income attributable to noncontrolling interest	(40)	(42)	(71)	(85)
Net Income Available to Common Shareholders	$28,130	$20,138	$50,385	$40,717

Basic net income per share:	$0.35	$0.26	$0.63	$0.54
Diluted net income per share:	$0.35	$0.26	$0.63	$0.53
Weighted average number of common shares outstanding:
Basic	80,294,804	76,058,812	80,245,247	76,014,595
Diluted	80,494,443	76,167,465	80,446,167	76,147,769
Dividends declared per common share	$0.3325	$0.3175	$0.6650	$0.6350

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$28,170	$20,180	$50,456	$40,802
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	8,254	(1,167)	22,000	5,107
Reclassification adjustment of derivative instruments included in net income	1,142	1,740	2,804	3,472
Other comprehensive income	9,396	573	24,804	8,579
Comprehensive income	37,566	20,753	75,260	49,381
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	40	42	71	85
Other comprehensive income attributable to noncontrolling interest	14	1	35	18
Comprehensive income attributable to noncontrolling interest	54	43	106	103
Comprehensive Income Attributable to Common Shareholders	$37,512	$20,710	$75,154	$49,278

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at March 31, 2022	80,363,738	$8	$959,237	$8,340	$5,563	$2,232	$975,380
Net income	—	—	—	28,130	—	40	28,170
Other comprehensive income	—	—	—	—	9,382	14	9,396
ATM proceeds, net of issuance costs	173,424	—	4,354	—	—	—	4,354
Dividends and distributions to equity holders	—	—	—	(26,730)	—	(38)	(26,768)
Stock-based compensation, net	6,824	—	1,016	—	—	—	1,016
Balance at June 30, 2022	80,543,986	$8	$964,607	$9,740	$14,945	$2,248	$991,548

For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2021	80,279,217	$8	$958,737	$12,753	$(9,824)	$2,218	$963,892
Net income	—	—	—	50,385	—	71	50,456
Other comprehensive income	—	—	—	—	24,769	35	24,804
ATM proceeds, net of issuance costs	173,424	—	4,354	—	—	—	4,354
Dividends and distributions to equity holders		—	—	(53,398)	—	(76)	(53,474)
Stock-based compensation, net	91,345	—	1,516	—	—	—	1,516
Balance at June 30, 2022	80,543,986	$8	$964,607	$9,740	$14,945	$2,248	$991,548
The accompanying notes are an integral part of this financial statement.

For the Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at March 31, 2021	76,171,261	$8	$843,458	$23,071	$(17,706)	$3,070	$851,901
Net income	—	—	—	20,138	—	42	20,180
Other comprehensive loss	—	—	—	—	572	1	573
ATM proceeds, net of issuance costs	—	—	—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(24,157)	—	(50)	(24,207)
Stock-based compensation, net	31,140	—	876	—	—	—	876
Balance at June 30, 2021	76,202,401	$8	$844,334	$19,052	$(17,134)	$3,063	$849,323

For the Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2020	75,874,966	$8	$840,455	$26,672	$(25,695)	$3,061	$844,501
Net income	—	—	—	40,717	—	85	40,802
Other comprehensive loss	—	—	—	—	8,561	18	8,579
ATM proceeds, net of issuance costs	161,509	—	4,659	—	—	—	4,659
Dividends and distributions to equity holders	—	—	—	(48,337)	—	(101)	(48,438)
Stock-based compensation, net	165,926	—	(780)	—	—	—	(780)
Balance at June 30, 2021	76,202,401	$8	$844,334	$19,052	$(17,134)	$3,063	$849,323

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows - operating activities
Net income	$50,456	$40,802
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,832	16,624
Realized gain on sale	(5,756)	(431)
Non-cash revenue adjustments	1,057	1,054
Amortization of financing costs	964	1,433
Stock-based compensation expense	2,533	2,247
Deferred income taxes	61	—
Changes in assets and liabilities:
Derivative assets and liabilities	320	2,117
Straight-line rent adjustment	(3,292)	(3,796)
Rent received in advance	(572)	(1,470)
Intangible assets (lease incentive payments)	—	(426)
Other assets and liabilities	(412)	724
Net cash provided by operating activities	65,191	58,878
Cash flows - investing activities
Purchases of real estate investments	(99,408)	(84,303)
Proceeds from sale of real estate investments	12,293	3,343
Advance refunds on acquisition of operating real estate	(637)	(574)
Net cash used in investing activities	(87,752)	(81,534)
Cash flows - financing activities
Net proceeds from ATM equity issuance	4,354	4,659
Proceeds from issuance of senior notes	125,000	100,000
Payment of deferred financing costs	(1,062)	(4,605)
Proceeds from revolving credit facility	28,000	71,500
Repayment of revolving credit facility	(64,000)	(81,500)
Payment of dividends to shareholders	(53,324)	(48,238)
Distributions to non-controlling interests	(76)	(101)
Employee shares withheld for taxes	(1,017)	(3,027)
Net cash provided by financing activities	37,875	38,688
Net increase in cash and cash equivalents, including restricted cash	15,314	16,032
Cash and cash equivalents, including restricted cash, at beginning of period	6,300	11,064
Cash and cash equivalents, including restricted cash, at end of period	$21,614	$27,096
Supplemental disclosures:
Interest paid	$12,327	$10,637
Income taxes paid	$312	$109
Operating lease payments received (lessor)	$89,378	$79,166
Operating lease payments remitted (lessee)	$457	$440
Non-cash activities:
Dividends declared but not paid	$26,730	$24,157
Change in fair value of derivative instruments	$24,484	$6,642

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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Income Statements. We did not record impairment expense during the six months ended June 30, 2022 or 2021.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. One property was held for sale at June 30, 2022 and none were held for sale at December 31, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	June 30,	December 31,
(In thousands)	2022	2021
Cash and cash equivalents	$17,714	$6,300
Restricted cash (included in Other assets)	3,900	—
Total Cash, Cash Equivalents, and Restricted Cash	$21,614	$6,300
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
See Note 7 - Derivative Financial Instruments for additional information.
Other Assets and Liabilities
Other assets primarily consist of right of use operating lease assets, pre-acquisition costs, restricted cash, prepaid assets, food and beverage inventories for use by our Kerrow operating subsidiary, escrow deposits, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest expense, accrued operating expenses, intangible lease liabilities, and operating lease liabilities.
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
For leases where the Company is the lessor, we determine the classification upon commencement. At June 30, 2022, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in intangible lease assets, net, on our Consolidated Balance Sheets. The Company did not pay any lease incentives to tenants during the six months ended June 30, 2022. During the year ended December 31, 2021, the Company paid lease incentives of $1.2 million to tenants.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At June 30, 2022 and December 31, 2021, credit card receivables, included in other assets, totaled $118 thousand and $116 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

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
Realized Gain on Sale
The Company recognizes gain on sale of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the three and six months ended June 30, 2022, the Company sold three properties, which resulted in a realized gain of $5.8 million. During the three months ended June 30, 2021, the Company did not sell any properties. During the six months ended June 30, 2021, the Company sold two properties, which resulted in a realized gain of $431 thousand.
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
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 57.5% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant brands that operate our properties. As of June 30, 2022, we had 311 Olive Garden branded locations in our portfolio, which comprise approximately 31.9% of our leased properties and approximately 42.9% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 11.8% of our leased properties and approximately 12.2% of the revenues received under leases as of June 30, 2022. Our properties, including the Kerrow Restaurant Operating Business, are located in 47 states, with concentrations of 10% or greater of total rental revenue in two states: Texas (approximately 10.5%) and Florida (approximately 10.1%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At June 30, 2022, our exposure to risk related to amounts due to us on our derivative instruments totaled $19.6 million, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Land	$1,014,297	$966,565
Buildings and improvements	1,335,884	1,302,114
Equipment	135,202	135,726
Total gross real estate investments	2,485,383	2,404,405
Less: Accumulated depreciation	(693,855)	(682,430)
Total real estate investments, net	1,791,528	1,721,975
Intangible lease assets, net	105,311	104,251
Total Real Estate Investments and Intangible Lease Assets, Net	$1,896,839	$1,826,226
During the six months ended June 30, 2022, the Company invested $99.4 million, including transaction costs, in 44 properties located in twenty-two states, and allocated the investment as follows: $51.2 million to land, $39.7 million to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
buildings and improvements, and $8.5 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 6.5 years as of June 30, 2022. During the six months ended June 30, 2022, the Company sold three properties with a combined net book value of $6.3 million for a realized gain of $5.8 million.
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
The following tables detail intangible lease assets and liabilities.

	June 30,	December 31,
(In thousands)	2022	2021
Acquired in-place lease intangibles	$92,079	$83,892
Above-market leases	13,821	13,821
Finance leases - right of use asset (1)	24,383	24,383
Lease incentives	7,061	7,061
Direct lease costs	153	87
Total	137,497	129,244
Less: Accumulated amortization	(32,186)	(24,993)
Intangible Lease Assets, Net	$105,311	$104,251
(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	June 30,	December 31,
(In thousands)	2022	2021
Below-market leases	$2,610	$2,978
Less: Accumulated amortization	(1,021)	(1,038)
Intangible Lease Liabilities, Net	$1,589	$1,940
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $3.2 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $6.1 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $388 thousand and $405 thousand for the three months ended June 30, 2022 and 2021, respectively, and $778 thousand and $806 thousand for the six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, lease incentive amortization was $136 thousand and $81 thousand, respectively, and $271 thousand and $161 thousand for the six months ended June 30, 2022 and 2021, respectively.
At June 30, 2022, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 8.4 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases and lease incentives was 8.1 years, 7.3 years, 10.3 years and 13.4 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at June 30, 2022.

(In thousands)	June 30,
2022 (six months)	$7,319
2023	12,506
2024	10,870
2025	9,205
2026	8,085
Thereafter	25,083
Total Future Amortization	$73,068
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
Operating Lease Liability
As of June 30, 2022, maturities of operating lease liabilities were as follows:

(In thousands)	June 30,
2022 (six months)	$349
2023	705
2024	718
2025	470
2026	310
Thereafter	5,072
Total Payments	7,624
Less: Interest	(2,240)
Operating Lease Liability	$5,384
The weighted-average discount rate for operating leases at June 30, 2022 was 4.19%. The weighted-average remaining lease term was 16.2 years.
Rental expense was $218 thousand and $223 thousand for the three months ended June 30, 2022 and 2021, respectively. Rental expense was $453 thousand and $449 thousand for the six months ended June 30, 2022 and 2021, respectively.

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
The following table shows the components of rental revenue for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Lease revenue - operating leases	$46,147	$41,230	91,490	81,976
Variable lease revenue (tenant reimbursements)	1,757	932	3,317	1,701
Total Rental Revenue	$47,904	$42,162	$94,807	$83,677
Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	June 30,
2022 (six months)	$90,988
2023	182,915
2024	182,558
2025	181,180
2026	180,379
Thereafter	922,449
Total Future Minimum Lease Payments	$1,740,469
Ground Leases as Lessee
As of June 30, 2022 and December 31, 2021, the Company had finance ground lease assets aggregating $24.4 million. These assets are included in intangible lease assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 62 years to 98 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 94.1 years at June 30, 2022.
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At June 30, 2022, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $575 million of senior, unsecured, fixed rate notes. At December 31, 2021, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $450 million of senior, unsecured, fixed rate notes. At June 30, 2022 and December 31, 2021, the outstanding borrowings under the revolving credit facility were $0 million and $36 million, respectively, and there were no outstanding letters of credit. At June 30, 2022, we had $250 million of borrowing capacity under the revolving credit facility. The revolving credit facility portion will mature on November 9, 2025 with a six month extension option. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 2.19% and 1.38% at June 30, 2022 and December 31, 2021, respectively. The weighted average interest rate on the revolving credit facility was 1.40% at December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the Term Loan balances as of June 30, 2022 and December 31, 2021.

				Outstanding Balance
	Maturity	Interest		June 30,	December 31,
(Dollars in thousands)	Date	Rate		2022	2021
Term Loans:
Term loan due 2023	Nov 2023	2.19%	(a)	50,000	50,000
Term loan due 2024	Mar 2024	2.19%	(a)	100,000	100,000
Term loan due 2025	Nov 2025	2.19%	(a)	150,000	150,000
Term loan due 2026	Nov 2026	2.19%	(a)	100,000	100,000
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread of 1.00% at June 30, 2022.
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
The following table presents the senior unsecured fixed rate notes balance as of June 30, 2022 and December 31, 2021.

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
Deferred Financing Costs
At June 30, 2022 and December 31, 2021, net unamortized deferred financing costs were approximately $8.5 million and $8.4 million, respectively. During the three months ended June 30, 2022 and 2021, amortization of deferred financing costs was $496 thousand and $890 thousand, respectively. During the six months ended June 30, 2022 and 2021, amortization of deferred financing costs was $964 thousand and $1.4 million, respectively. The amortization of deferred financing costs for the three and six months ended June 30, 2021 includes a one-time charge of $364 thousand for deferred financing costs expensed as a result of the execution of an amendment to the term loan agreement on June 4, 2021.
The Company was in compliance with all debt covenants at June 30, 2022 and December 31, 2021.

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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of June 30, 2022 and December 31, 2021, $350 million of our variable-rate debt is hedged by swaps with notional values totaling $350 million.
During the six months ended June 30, 2022, we entered into two interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $3.4 million will be reclassified to earnings as a reduction to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the six months ended June 30, 2022 and 2021, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2022 and December 31, 2021.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		June 30, 2022	December 31, 2021		June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$19,558	$2,591	Derivative liabilities	$—	$7,517
Total		$19,558	$2,591		$—	$7,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)
The table below presents the effect of our interest rate swaps on comprehensive income for the three and six months ended June 30, 2022 and 2021.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended June 30, 2022	$8,254	Interest expense	$1,142	$(9,031)
Three months ended June 30, 2021	(1,167)	Interest expense	1,740	(8,384)
Six months ended June 30, 2022	22,000	Interest expense	2,804	(17,406)
Six months ended June 30, 2021	5,107	Interest expense	3,472	(16,017)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at June 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2022	$19,558	$—	$19,558	$—	$—	$19,558
December 31, 2021	2,591	—	2,591	(1,268)	—	1,323

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2022	$—	$—	$—	$—	$—	$—
December 31, 2021	7,517	—	7,517	(1,268)	—	6,249
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At June 30, 2022 the fair value of derivatives in a net asset position related to these agreements was $19.6 million and at December 31, 2021 the fair value of derivatives in a net liability position related to these agreements was $4.9 million. As of June 30, 2022, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at June 30, 2022, we would have been entitled to the termination value of approximately $19.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Operating lease right-of-use asset	$4,675	$4,919
Restricted cash	3,900	—
Prepaid acquisition costs and deposits	3,698	3,049
Accounts receivable	1,550	1,312
Prepaid assets	1,039	1,375
Food and beverage inventories	262	252
Other	886	695
Total Other Assets	$16,010	$11,602
Other Liabilities
The components of other liabilities were as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Operating lease liability	$5,384	$5,617
Accrued interest expense	3,147	2,066
Intangible lease liabilities, net	1,589	1,940
Accrued compensation	1,540	2,547
Accrued operating expenses	460	286
Accounts payable	241	550
Other	2,846	3,008
Total Other Liabilities	$15,207	$16,014
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the six months ended June 30, 2022 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended June 30, 2022 and 2021, we recorded income tax expense of $144 thousand and $71 thousand, respectively. During the six months ended June 30, 2022 and 2021, we recorded income tax expense of $232 thousand and $134 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including three year cumulative income and the projection of future book and taxable income of the Kerrow Restaurants Operating Business, it was determined that the removal of the valuation allowance on the net deferred tax assets was required as of December 31, 2021. During the three and six months ended June 30, 2022, $61 thousand of the net deferred tax asset was recorded as deferred tax expense related to routine book-tax differences within income tax expense in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At June 30, 2022 and December 31, 2021, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at June 30, 2022 and December 31, 2021.
Common Stock
At June 30, 2022 and December 31, 2021, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At June 30, 2022, there were 80,543,986 shares of the Company's common stock issued and outstanding.
On March 8, 2022, we declared a dividend of $0.3325 per share, which was paid in April 2022 to common stockholders of record as of March 31, 2022.
On June 16, 2022, we declared a dividend of $0.3325 per share, which was paid in July 2022 to common stockholders of record as of June 30, 2022.
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
During the three and six months ended June 30, 2022, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 992,548 and 2,236,007 shares of common stock, respectively, at a weighted average sales price of $27.45 and $27.28 per share, respectively, before sales commissions and offering expenses. During the three and six months ended June 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 173,424 shares at a weighted average share price of $26.16 for net proceeds of $4.5 million. The Company currently expects to fully physically settle the remaining forward sale agreements with the forward purchasers on one or more dates specified by the Company on or prior to January 2, 2023, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreements, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended June 30, 2021, no shares were issued under the current ATM program. During the six months ended June 30, 2021, the Company issued 161,509 shares under the prior ATM program at a weighted average share price of $29.56 for net proceeds of $4.7 million.
At June 30, 2022, there was $173.4 million available for issuance under the current ATM program.
Noncontrolling Interest
At June 30, 2022, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the three and six months ended June 30, 2022, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $3.1 million and $3.4 million as of June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022, FCPT was the owner of approximately 99.86% of FCPT’s OP units. The remaining 0.14%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three and six months ended June 30, 2022, FCPT OP distributed $38 thousand and $76 thousand, respectively, to its unaffiliated limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2022 and 2021.

(In thousands except for shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average common shares outstanding – basic	80,294,804	76,058,812	80,245,247	76,014,595
Net effect of dilutive equity awards	199,639	108,653	200,920	133,174
Average common shares outstanding – diluted	80,494,443	76,167,465	80,446,167	76,147,769
Net income available to common shareholders	$28,130	$20,138	$50,385	$40,717
Basic net earnings per share	$0.35	$0.26	$0.63	$0.54
Diluted net earnings per share	$0.35	$0.26	$0.63	$0.53
For the three months ended June 30, 2022 and 2021, the number of outstanding equity awards that were anti-dilutive totaled 299,372 and 207,968, respectively. For the six months ended June 30, 2022 and 2021, the number of outstanding equity awards that were anti-dilutive totaled 298,091 and 183,448, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three and six months ended June 30, 2022 and 2021 was 114,559 and 159,392, respectively.
NOTE 11 – STOCK-BASED COMPENSATION
On October 20, 2015, the Board of Directors of FCPT adopted, and FCPT’s sole stockholder at such time, Rare Hospitality International, Inc., approved, the Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to eligible participants. On June 10, 2022, the Board of Directors of FCPT adopted, and FCPT’s stockholders approved, the Amended and Restated Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Amended Plan”) to, among other things, increase the maximum number of shares of our common stock reserved for issuance under the 2015 Plan by 1,500,000 shares to 3,600,000 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At June 30, 2022, 2,018,495 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $7.8 million at June 30, 2022 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2022	$1,820	$1,728	$662	$4,210
Equity grants	2,060	3,225	1,236	6,521
Equity grant forfeitures	(200)	(112)	(56)	(368)
Equity compensation expense	(643)	(1,405)	(485)	(2,533)
Unrecognized Compensation Cost at June 30, 2022	$3,037	$3,436	$1,357	$7,830
At June 30, 2022, the weighted average amortization period remaining for all of our equity awards was 2.3 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At June 30, 2022 and December 31, 2021, there were 218,060 and 159,524 RSUs outstanding, respectively. During the three months ended June 30, 2022, there were 35,145 shares of restricted stock granted, 9,049 RSUs vested, and 7,527 RSUs were forfeited. During the six months ended June 30, 2022, there were 76,608 shares of restricted stock granted, 10,545 RSUs vested, and 7,527 RSUs were forfeited. Restrictions on these RSUs lapse through 2027.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At June 30, 2022 and December 31, 2021, there were 157,023 and 113,695 RSAs outstanding, respectively. During the three months ended June 30, 2022, there were 2,441 shares of restricted stock granted, 4,035 shares forfeited, and restrictions on 1,927 RSAs lapsed and were distributed, of which 631 RSAs were designated for tax withholdings. During the six months ended June 30, 2022, there were 119,471 shares of restricted stock granted, 4,035 shares forfeited, and restrictions on 72,105 RSAs lapsed and were distributed, of which 38,082 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2025. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At June 30, 2022 and December 31, 2021, the target number of PSUs that were unvested was 202,560 and 208,481, respectively. During the three months ended June 30, 2022, no PSU shares were granted or vested and 3,767 shares forfeited. During the six months ended June 30, 2022, PSUs with a target number of 66,369 shares were granted and PSUs with a target number of 68,523 shares vested and 3,767 shares forfeited. The total shareholder return calculated for these PSUs resulted in a distribution of 0% of target shares, resulting in the distribution of no shares.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), which resulted in a grant date fair value of $1.2 million.
Based on the grant date fair value, the Company expects to recognize $1.4 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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

June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$19,558	$—	$19,558
Liabilities
Derivative liabilities	$—	$—	$—	$—

December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$2,591	$—	$2,591
Liabilities
Derivative liabilities	$—	$7,517	$—	$7,517
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at June 30, 2022, and December 31, 2021 were classified as Level 2 of the fair value hierarchy.
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets. The fair value of the long-term debt (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.

	June 30, 2022
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2023	$50,000	$49,838
Term loan due 2024	100,000	99,675
Term loan due 2025	150,000	149,794
Term loan due 2026	100,000	99,671
Senior fixed note due June 2024	50,000	50,479
Senior fixed note due June 2027	75,000	76,407
Senior fixed note due June 2026	50,000	50,401
Senior fixed note due June 2028	50,000	50,501
Senior fixed note due June 2029	50,000	45,965
Senior fixed note due April 2030	75,000	68,429
Senior fixed note due April 2029	50,000	45,115
Senior fixed note due April 2031	50,000	44,617
Senior fixed note due March 2031	50,000	44,978
Senior fixed note due March 2032	75,000	67,291
Revolving credit facility	—	—

	December 31, 2021
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2023	$50,000	$50,237
Term loan due 2024	100,000	100,474
Term loan due 2025	150,000	151,702
Term loan due 2026	100,000	101,262
Senior fixed note due June 2024	50,000	53,482
Senior fixed note due June 2027	75,000	84,593
Senior fixed note due June 2026	50,000	55,468
Senior fixed note due June 2028	50,000	56,952
Senior fixed note due June 2029	50,000	52,045
Senior fixed note due April 2030	75,000	78,246
Senior fixed note due April 2029	50,000	50,965
Senior fixed note due April 2031	50,000	51,584
Revolving credit facility	36,000	36,220
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
NOTE 14 – SEGMENTS
During the three and six months ended June 30, 2022 and 2021, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three and six months ended June 30, 2022 and 2021.
Three Months Ended June 30, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$47,904	$—	$—	$47,904
Intercompany rental revenue	211	—	(211)	—
Restaurant revenue	—	7,521	—	7,521
Total revenues	48,115	7,521	(211)	55,425
Operating expenses:
General and administrative	4,698	—	—	4,698
Depreciation and amortization	9,948	180	—	10,128
Property expenses	1,987	—	—	1,987
Restaurant expenses	—	7,263	(211)	7,052
Total operating expenses	16,633	7,443	(211)	23,865
Interest expense	(9,031)	—	—	(9,031)
Other income	29	—	—	29
Realized gain on sale	5,756	—	—	5,756
Income tax expense	(44)	(100)	—	(144)
Net Income (Loss)	$28,192	$(22)	$—	$28,170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Three Months Ended June 30, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$42,162	$—	$—	$42,162
Intercompany rental revenue	185	—	(185)	—
Restaurant revenue	—	7,110	—	7,110
Total revenues	42,347	7,110	(185)	49,272
Operating expenses:
General and administrative	4,465	—	—	4,465
Depreciation and amortization	8,174	214	—	8,388
Property expenses	1,202	—	—	1,202
Restaurant expenses	—	6,774	(185)	6,589
Total operating expenses	13,841	6,988	(185)	20,644
Interest expense	(8,384)	—	—	(8,384)
Other income	7	—	—	7
Realized gain on sale	—	—	—	—
Income tax expense	(43)	(28)	—	(71)
Net Income	$20,086	$94	$—	$20,180

Six Months Ended June 30, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$94,807	$—	$—	$94,807
Intercompany rental revenue	422	—	(422)	—
Restaurant revenue	—	15,015	—	15,015
Total revenues	95,229	15,015	(422)	109,822
Operating expenses:
General and administrative	9,967	—	—	9,967
Depreciation and amortization	19,652	180	—	19,832
Property expenses	3,836	—	—	3,836
Restaurant expenses	—	14,357	(422)	13,935
Total operating expenses	33,455	14,537	(422)	47,570
Interest expense	(17,406)	—	—	(17,406)
Other income	86	—	—	86
Realized gain on sale	5,756	—	—	5,756
Income tax expense	(92)	(140)	—	(232)
Net Income	$50,118	$338	$—	$50,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Six Months Ended June 30, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$83,677	$—	$—	$83,677
Intercompany rental revenue	324	—	(324)	—
Restaurant revenue	—	12,341	—	12,341
Total revenues	84,001	12,341	(324)	96,018
Operating expenses:
General and administrative	9,228	—	—	9,228
Depreciation and amortization	16,410	214	—	16,624
Property expenses	2,204	—	—	2,204
Restaurant expenses	—	11,772	(324)	11,448
Total operating expenses	27,842	11,986	(324)	39,504
Interest expense	(16,017)	—	—	(16,017)
Other income	8	—	—	8
Realized gain on sale	431	—	—	431
Income tax expense	(82)	(52)	—	(134)
Net Income	$40,499	$303	$—	$40,802

The following tables present supplemental information by segment at June 30, 2022 and December 31, 2021.
Supplemental Segment Information at June 30, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,463,135	$22,248	$2,485,383
Accumulated depreciation	(687,288)	(6,567)	(693,855)
Total real estate investments, net	1,775,847	15,681	1,791,528
Cash and cash equivalents	16,878	836	17,714
Total assets	1,989,095	21,622	2,010,717
Long-term debt, net of deferred financing costs	966,493	—	966,493
Supplemental Segment Information at December 31, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,382,169	$22,236	$2,404,405
Accumulated depreciation	(676,183)	(6,247)	(682,430)
Total real estate investments, net	1,705,986	15,989	1,721,975
Cash and cash equivalents	4,830	1,470	6,300
Total assets	1,880,192	22,788	1,902,980
Long-term debt, net of deferred financing costs	877,591	—	877,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after June 30, 2022, the date of the Consolidated Balance Sheet, through July 28, 2022, and noted the following:
Acquisitions
Through July 28, 2022, the Company invested $20.2 million in the acquisition of six net lease properties with an investment yield of approximately 6.5%, and approximately 11.4 years of lease term remaining. The Company funded the acquisitions with cash on hand and ATM forward settlements. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at June 30, 2022.
Capital Resources
Through July 28, 2022, the Company physically settled a portion of the forward sale agreements that were outstanding on the current ATM program and issued 915,532 shares for net proceeds of $24.6 million.

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
During the six months ended June 30, 2022, FCPT acquired 44 properties for a total investment value of $99.4 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 6.5 years.
At June 30, 2022, our lease portfolio had the following characteristics:
•960 properties located in 47 states and representing an aggregate leasable area of 6.3 million square feet;
•99.9% occupancy (based on leasable square footage);

•An average remaining lease term of 8.8 years (weighted by annualized base rent); and
•An average annual rent escalation of 1.45% through December 31, 2027 (weighted by annualized base rent).

COVID-19
We are closely monitoring the impact of the COVID-19 pandemic, including the spread of new variants of the virus, on all aspects of our business, including how it will impact our tenants. We collected 99.9% of our portfolio’s contractual base rent for the six months ended June 30, 2022 and did not abate any rent, or agree to any rent deferrals during the six months ended June 30, 2022. The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response and assess potential impacts to our financial position and operating results, as well as potential adverse developments to our business. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
During the six months ended June 30, 2022 and 2021, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and six months ended June 30, 2022 and 2021 as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues:
Rental revenue	$47,904	$42,162	$94,807	$83,677
Restaurant revenue	7,521	7,110	15,015	12,341
Total revenues	55,425	49,272	109,822	96,018
Operating expenses:
General and administrative	4,698	4,465	9,967	9,228
Depreciation and amortization	10,128	8,388	19,832	16,624
Property expenses	1,987	1,202	3,836	2,204
Restaurant expenses	7,052	6,589	13,935	11,448
Total operating expenses	23,865	20,644	47,570	39,504
Interest expense	(9,031)	(8,384)	(17,406)	(16,017)
Other income	29	7	86	8
Realized gain on sale, net	5,756	—	5,756	431
Income tax expense	(144)	(71)	(232)	(134)
Net income	28,170	20,180	50,456	40,802
Net income attributable to noncontrolling interest	(40)	(42)	(71)	(85)
Net Income Attributable to Common Shareholders	$28,130	$20,138	$50,385	$40,717

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Real Estate Operations
Rental Revenue
Rental revenue increased $5.7 million, or 13.6%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was due primarily to the acquisition of 130 leased properties during the year-over-year period from July 1, 2021 through June 30, 2022, which was partially offset by the disposal of three properties during the period. We do not anticipate these three dispositions to have a material impact on future revenue. During the three months ended June 30, 2022, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $1.8 million as compared to $932 thousand during the three months ended June 30, 2021. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $233 thousand, or 5.2%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in compensation-related expenses, third-party professional services, and increased non-cash stock compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $1.7 million, or 20.7%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the acquisition of 130 properties, during the year-over-year period from July 1, 2021 through June 30, 2022.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended June 30, 2022, we recorded property expenses of $2.0 million, of which $1.8 million was reimbursed by tenants. During the three months ended June 30, 2021, we recorded property expenses of $1.2 million, of which $932 thousand was reimbursed by tenants.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $575 million of senior fixed rate notes. Interest expense increased $647 thousand for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the issuance of $100 million of senior fixed notes in April 2021 and the issuance of $125 million of senior fixed notes in March 2022, which was partially offset by a lower credit spread under the credit facility as a result of the Company obtaining an additional investment grade rating.
Realized Gain on Sale
During the three months ended June 30, 2022, the Company sold three properties with a combined net book value of $6.3 million for a realized gain on sale of $5.8 million. During the three months ended June 30, 2021, the Company did not sell any assets.
Income Taxes
During the three months ended June 30, 2022 and 2021, our income tax expense was $144 thousand and $71 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio. During the three months ended June 30, 2022, $61 thousand of the net deferred tax asset at the Kerrow Restaurant Operating Business was recorded as deferred tax expense related to routine book-tax differences within income tax expense in the Consolidated Statements of Income.

Restaurant Operations
Restaurant revenues increased by $0.4 million, or 5.8%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to improved staffing levels and increased guest traffic and the addition of a seventh restaurant which began operations in late April 2021.
Total restaurant expenses increased by $0.5 million, or 7.0%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in cost of goods sold and labor costs.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Real Estate Operations
Rental Revenue
Rental revenue increased $11.1 million, or 13.3%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was due to the acquisition of 130 leased properties during the year-over-year period from July 1, 2021 through June 30, 2022, which was partially offset by the disposal of three properties during the period. We do not anticipate these three dispositions to have a material impact on future revenue. During the six months ended June 30, 2022, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $3.3 million as compared to $1.7 million during the six months ended June 30, 2021. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $0.7 million, or 8.0%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in compensation-related expenses, third-party professional services, and increased non-cash stock compensation expense, which was partially offset by a decrease in legal fees related to the amendment of our credit facility in the prior year.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $3.2 million, or 19.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to the acquisition of 130 properties, during the year-over-year period from July 1, 2021 through June 30, 2022.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties and franchise taxes. During the six months ended June 30, 2022, we recorded property expenses of $3.8 million, of which $3.3 million was reimbursed by tenants. During the six months ended June 30, 2021, we recorded property expenses of $2.2 million, of which $1.7 million was reimbursed by tenants.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $575 million of senior fixed rate notes. Interest expense increased $1.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the issuance of $100 million of senior fixed notes in April 2021 and the issuance of $125 million of senior fixed notes in March 2022, which was partially offset by a lower credit spread under the credit facility as a result of the Company obtaining an additional investment grade rating.

Realized Gain on Sale
During the six months ended June 30, 2022, the Company sold three properties with a combined net book value of $6.3 million for a realized gain on sale of $5.8 million. The Company sold two properties with a combined net book value of $2.8 million for a realized gain of $431 thousand during the six months ended June 30, 2021.
Income Taxes
During the six months ended June 30, 2022 and 2021, our income tax expense was $232 thousand and $134 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio. During the six months ended June 30, 2022, $61 thousand of the net deferred tax asset at the Kerrow Restaurant Operating Business was recorded as deferred tax expense related to routine book-tax differences within income tax expense in the Consolidated Statements of Income.
Restaurant Operations
In April 2021, the Kerrow Restaurant Operating Business finished construction of and opened a seventh Longhorn Steakhouse Restaurant in San Antonio, Texas. The total investment in the seventh restaurant for the Company totaled $5.4 million, which is included in Real Estate Investments, Net in the Consolidated Balance Sheets.
Restaurant revenues increased by $2.7 million, or 21.7%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the addition of a seventh restaurant which began operations in late April 2021 and improved staffing levels and increased guest traffic.
Total restaurant expenses increased by $2.5 million, or 21.7%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in cost of goods sold and labor costs and the addition of a seventh restaurant which began operations in April 2021.
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
Liquidity and Financial Condition
At June 30, 2022, we had $17.7 million of cash and cash equivalents and $250 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2025, subject to our ability to extend the term for one additional six-month period to May 9, 2026. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of June 30, 2022, we had no outstanding borrowings under the revolving credit facility. As of June 30, 2022, the Company has received an inaugural investment grade rating from Moody’s Investor Service of Baa3 (stable outlook) on its senior unsecured revolving and term loan facility. With this second investment grade rating, the Company was able to opt into a rating-based pricing grid which resulted in a lower credit spread. At June 30, 2022, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 2.86%.

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

Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
$200,000	11/09/2020	11/09/2022	2.002%	one-month LIBOR
100,000	11/09/2020	11/09/2023	2.302%	one-month LIBOR
50,000	11/09/2020	11/09/2025	0.503%	one-month LIBOR
150,000	11/09/2022	11/09/2024	1.913%	one-month LIBOR
25,000	11/09/2022	11/09/2025	2.718%	one-month LIBOR
50,000	11/09/2023	11/09/2025	0.821%	one-month LIBOR
100,000	11/09/2024	11/09/2025	0.821%	one-month LIBOR
50,000	11/10/2025	11/09/2027	1.541%	one-month LIBOR
50,000	11/10/2025	11/09/2027	1.485%	one-month LIBOR
50,000	11/10/2025	11/09/2028	1.496%	one-month LIBOR
50,000	11/10/2025	11/09/2028	2.033%	one-month LIBOR
During the first six months of 2022, we entered into two interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.
The Company has issued the following $575 million of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
(Dollars in thousands)	Date	Rate	June 30, 2022
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Total Notes			$575,000
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
During the three and six months ended June 30, 2022, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 992,548 and 2,236,007 shares of common stock, respectively, at a weighted average sales price of $27.45 and $27.28 per share, respectively, before sales commissions and offering expenses. During the three and six months ended June 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 173,424 shares at a weighted average share price of $26.16 for net proceeds of $4.5 million. The Company currently expects to fully physically settle the forward sale agreements with the forward purchasers on one or more dates specified by the Company on or prior to January 2, 2023, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreement.
At June 30, 2022, there was $173.4 million available for issuance under the current ATM program.
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
Off-Balance Sheet Arrangements
At June 30, 2022, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net income	$28,170	$20,180	$50,456	$40,802
Depreciation and amortization on real estate investments	10,095	8,367	19,763	16,582
Realized gain on sales of real estate	(5,756)	—	(5,756)	(431)
FFO (as defined by NAREIT)	$32,509	$28,547	$64,463	$56,953
Straight-line rent	(1,649)	(1,785)	(3,291)	(3,796)
Deferred income tax expense (1)	61	—	61	—
Stock-based compensation	1,033	876	2,533	2,247
Non-cash amortization of deferred financing costs	496	890	964	1,433
Non-real estate investment depreciation	33	21	69	42
Other non-cash revenue adjustments	527	548	1,057	1,054
Adjusted Funds from Operations (AFFO)	$33,010	$29,097	$65,856	$57,933

Fully diluted shares outstanding (2)	80,609,002	76,326,857	80,560,726	76,307,121

FFO per diluted share	$0.40	$0.37	$0.80	$0.75

AFFO per diluted share	$0.41	$0.38	$0.82	$0.76
(1)    Amount represents non-cash deferred income tax expense recognized in the second quarter of 2022 for income tax expense at the Kerrow Restaurant Business.
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
9.Other non-cash revenue adjustments, including amortization of above and below market leases and lease incentives
10.Amortization of capitalized leasing costs
11.Debt extinguishment gains and losses
12.Non-cash expense (income) adjustments related to deferred tax benefits
AFFO is not intended to represent cash flow from operations for the period, and is only intended to provide an additional measure of performance by adjusting the effect of certain items noted above included in FFO. AFFO is a widely reported measure by other REITs; however, other REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not be comparable to other REITs.
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
Changes in Internal Control over Financial Reporting
During the second quarter of 2022, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amended and Restated Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37538) filed with the Securities and Exchange Commission on June 14, 2022).

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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	July 28, 2022	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 28, 2022	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	July 28, 2022	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)