Form 10-Q
period 2022-09-30
Four Corners Property Trust, Inc.
filed 2022-11-02
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of November 2, 2022: 83,887,293

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Real estate investments:
Land	$1,056,228	$966,565
Buildings, equipment and improvements	1,490,729	1,437,840
Total real estate investments	2,546,957	2,404,405
Less: Accumulated depreciation	(700,499)	(682,430)
Total real estate investments, net	1,846,458	1,721,975
Intangible lease assets, net	106,947	104,251
Total real estate investments and intangible lease assets, net	1,953,405	1,826,226
Cash and cash equivalents	36,669	6,300
Straight-line rent adjustment	59,873	55,397
Derivative assets	36,448	2,591
Deferred tax assets	920	864
Other assets	12,562	11,602
Total Assets	$2,099,877	$1,902,980

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$966,989	$877,591
Dividends payable	27,487	26,655
Rent received in advance	11,870	11,311
Derivative liabilities	—	7,517
Other liabilities	24,800	16,014
Total liabilities	1,031,146	939,088

Equity:
Preferred stock, par value 0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value 0.0001 per share; 500,000,000 shares authorized, 82,822,584 and 80,279,217 shares issued and outstanding, respectively	8	8
Additional paid-in capital	1,027,716	958,737
Retained earnings	6,771	12,753
Accumulated other comprehensive income (loss)	31,968	(9,824)
Noncontrolling interest	2,268	2,218
Total equity	1,068,731	963,892
Total Liabilities and Equity	$2,099,877	$1,902,980
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental revenue	$48,719	$43,673	$143,526	$127,350
Restaurant revenue	7,289	7,033	22,304	19,374
Total revenues	56,008	50,706	165,830	146,724
Operating expenses:
General and administrative	4,917	4,262	14,884	13,490
Depreciation and amortization	10,588	8,831	30,420	25,455
Property expenses	1,999	1,453	5,835	3,657
Restaurant expenses	6,790	6,546	20,725	17,994
Total operating expenses	24,294	21,092	71,864	60,596
Interest expense	(9,177)	(8,311)	(26,583)	(24,328)
Other income	164	2	250	10
Realized gain on sale	1,828	—	7,584	431
Income tax benefit (expense)	23	(97)	(209)	(231)
Net income	24,552	21,208	75,008	62,010
Net income attributable to noncontrolling interest	(34)	(44)	(105)	(129)
Net Income Available to Common Shareholders	$24,518	$21,164	$74,903	$61,881

Basic net income per share:	$0.30	$0.28	$0.93	$0.81
Diluted net income per share:	$0.30	$0.28	$0.92	$0.81
Weighted average number of common shares outstanding:
Basic	81,884,974	76,250,614	80,797,829	76,094,133
Diluted	82,119,447	76,360,526	81,011,737	76,222,167
Dividends declared per common share	$0.3325	$0.3175	$0.9975	$0.9525

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$24,552	$21,208	$75,008	$62,010
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	17,151	1,340	39,151	6,447
Reclassification adjustment of derivative instruments included in net income	(104)	1,748	2,700	5,220
Other comprehensive income	17,047	3,088	41,851	11,667
Comprehensive income	41,599	24,296	116,859	73,677
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	34	44	105	129
Other comprehensive income attributable to noncontrolling interest	24	6	59	24
Comprehensive income attributable to noncontrolling interest	58	50	164	153
Comprehensive Income Attributable to Common Shareholders	$41,541	$24,246	$116,695	$73,524

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at June 30, 2022	80,543,986	$8	$964,607	$9,740	$14,945	$2,248	$991,548
Net income	—	—	—	24,518	—	34	24,552
Other comprehensive income	—	—	—	—	17,023	24	17,047
ATM proceeds, net of issuance costs	2,277,782	—	61,903	—	—	—	61,903
Dividends and distributions to equity holders	—	—	—	(27,487)	—	(38)	(27,525)
Stock-based compensation, net	816	—	1,206	—	—	—	1,206
Balance at September 30, 2022	82,822,584	$8	$1,027,716	$6,771	$31,968	$2,268	$1,068,731

For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2021	80,279,217	$8	$958,737	$12,753	$(9,824)	$2,218	$963,892
Net income	—	—	—	74,903	—	105	75,008
Other comprehensive income	—	—	—	—	41,792	59	41,851
ATM proceeds, net of issuance costs	2,451,206	—	66,257	—	—	—	66,257
Dividends and distributions to equity holders	—	—	—	(80,885)	—	(114)	(80,999)
Stock-based compensation, net	92,161	—	2,722	—	—	—	2,722
Balance at September 30, 2022	82,822,584	$8	$1,027,716	$6,771	$31,968	$2,268	$1,068,731
The accompanying notes are an integral part of this financial statement.

For the Three Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at June 30, 2021	76,202,401	$8	$844,334	$19,052	$(17,134)	$3,063	$849,323
Net income	—	—	—	21,164	—	44	21,208
Other comprehensive loss	—	—	—	—	3,082	6	3,088
Redemption of OP units	44,833	—	862	—	—	(862)	—
ATM proceeds, net of issuance costs	1,000,193	—	27,140	—	—	—	27,140
Dividends and distributions to equity holders	—	—	—	(24,508)	—	(36)	(24,544)
Stock-based compensation, net	(1,701)	—	838	—	—	—	838
Balance at September 30, 2021	77,245,726	$8	$873,174	$15,708	$(14,052)	$2,215	$877,053

For the Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2020	75,874,966	$8	$840,455	$26,672	$(25,695)	$3,061	$844,501
Net income	—	—	—	61,881	—	129	62,010
Other comprehensive loss	—	—	—	—	11,643	24	11,667
Redemption of OP units	44,833	—	862	—	—	(862)	—
ATM proceeds, net of issuance costs	1,161,702	—	31,799	—	—	—	31,799
Dividends and distributions to equity holders	—	—	—	(72,845)	—	(137)	(72,982)
Stock-based compensation, net	164,225	—	58	—	—	—	58
Balance at September 30, 2021	77,245,726	$8	$873,174	$15,708	$(14,052)	$2,215	$877,053

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows - operating activities
Net income	$75,008	$62,010
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,420	25,455
Realized gain on sale	(7,584)	(431)
Non-cash revenue adjustments	1,600	1,590
Amortization of financing costs	1,460	1,901
Stock-based compensation expense	3,739	3,092
Deferred income taxes	(57)	—
Changes in assets and liabilities:
Derivative assets and liabilities	477	2,283
Straight-line rent adjustment	(4,939)	(5,775)
Rent received in advance	559	(1,197)
Intangible assets (lease incentive payments)	—	(815)
Other assets and liabilities	8,604	5,934
Net cash provided by operating activities	109,287	94,047
Cash flows - investing activities
Purchases of real estate investments	(171,835)	(195,105)
Proceeds from sale of real estate investments	20,365	3,343
Advance refunds on acquisition of operating real estate	(459)	(148)
Net cash used in investing activities	(151,929)	(191,910)
Cash flows - financing activities
Net proceeds from ATM equity issuance	66,257	31,799
Proceeds from issuance of senior notes	125,000	100,000
Payment of deferred financing costs	(1,062)	(4,625)
Proceeds from revolving credit facility	28,000	148,500
Repayment of revolving credit facility	(64,000)	(105,500)
Payment of dividends to shareholders	(80,053)	(72,395)
Distributions to non-controlling interests	(114)	(137)
Employee shares withheld for taxes	(1,017)	(3,034)
Net cash provided by financing activities	73,011	94,608
Net increase (decrease) in cash and cash equivalents, including restricted cash	30,369	(3,255)
Cash and cash equivalents, including restricted cash, at beginning of period	6,300	11,064
Cash and cash equivalents, including restricted cash, at end of period	$36,669	$7,809
Supplemental disclosures:
Interest paid	$17,318	$12,292
Income taxes paid	$358	$291
Operating lease payments received (lessor)	$135,546	$120,462
Operating lease payments remitted (lessee)	$680	$659
Non-cash activities:
Dividends declared but not paid	$27,487	$24,508
Change in fair value of derivative instruments	$41,374	$9,384

The accompanying notes are an integral part of this financial statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION
Four Corners Property Trust, Inc. (together with its consolidated subsidiaries, “FCPT”) is an independent, publicly traded, self-administered company, primarily engaged in the ownership, acquisition and leasing of restaurant and retail properties. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are the initial and substantial limited partner. Our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Real Estate Investments, Net
Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-five years using the straight-line method. Leasehold improvements, which are reflected on our Consolidated Balance Sheets as a component of buildings, equipment, and improvements, net are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurant and retail locations are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings, and equipment are included in realized gain on sale, net, in our accompanying Consolidated Statements of Income (“Income Statements”).
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
Impairment of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include macroeconomic conditions, including those caused by global pandemics, like the recent coronavirus disease pandemic (“COVID-19”) and restrictions intended to prevent its spread, which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant and retail level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, desirability of the restaurant and retail sites and other factors, such as our ability to sell our assets held for sale. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment loss.
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Income Statements. We did not record impairment expense during the nine months ended September 30, 2022 or 2021.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at September 30, 2022 or December 31, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	September 30,	December 31,
(In thousands)	2022	2021
Cash and cash equivalents	$36,669	$6,300
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$36,669	$6,300
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
For leases where the Company is the lessor, we determine the classification upon commencement. At September 30, 2022, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in intangible lease assets, net, on our Consolidated Balance Sheets. The Company did not pay any lease incentives to tenants during the nine months ended September 30, 2022. During the year ended December 31, 2021, the Company paid lease incentives of $1.2 million to tenants.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At September 30, 2022 and December 31, 2021, credit card receivables, included in other assets, totaled $133 thousand and $116 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

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
Realized Gain on Sale
The Company recognizes gain on sale of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the three months ended September 30, 2022, the Company sold four properties, which resulted in a realized gain of $1.8 million. During the nine months ended September 30, 2022, the Company sold seven properties, which resulted in a realized gain of $7.6 million. During the three months ended September 30, 2021, the Company did not sell any properties. During the nine months ended September 30, 2021, the Company sold two properties, which resulted in a realized gain of $431 thousand.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
In the first quarter of 2020 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020 the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At September 30, 2022, the Company had three currently effective interest rate swaps with a total notional amount of $350 million that were indexed to LIBOR. These interest rate swaps mature through 2025, and the Company is monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 56.2% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of September 30, 2022, we had 312 Olive Garden branded locations in our portfolio, which comprise approximately 31.3% of our leased properties and approximately 42.0% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 11.5% of our leased properties and approximately 11.9% of the revenues received under leases as of September 30, 2022. Our properties, including the Kerrow Restaurant Operating Business, are located in 47 states, with concentrations of 10% or greater of total rental revenue in one state: Texas (approximately 10.8%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At September 30, 2022, our exposure to risk related to amounts due to us on our derivative instruments totaled $36.4 million, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Land	$1,056,228	$966,565
Buildings and improvements	1,355,430	1,302,114
Equipment	135,299	135,726
Total gross real estate investments	2,546,957	2,404,405
Less: Accumulated depreciation	(700,499)	(682,430)
Total real estate investments, net	1,846,458	1,721,975
Intangible lease assets, net	106,947	104,251
Total Real Estate Investments and Intangible Lease Assets, Net	$1,953,405	$1,826,226
During the nine months ended September 30, 2022, the Company invested $171.8 million, including transaction costs, in 70 properties located in twenty-five states, and allocated the investment as follows: $94.5 million to land, $63.0 million to buildings and improvements, $0.2 million to equipment, and $14.1 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 7.5 years as of September 30, 2022. During the nine months ended September 30, 2022, the Company sold seven properties with a combined net book value of $12.4 million for a realized gain of $7.6 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables detail intangible lease assets and liabilities.

	September 30,	December 31,
(In thousands)	2022	2021
Acquired in-place lease intangibles	$97,774	$83,892
Above-market leases	13,821	13,821
Finance leases - right of use asset (1)	24,383	24,383
Lease incentives	7,061	7,061
Direct lease costs	153	87
Total	143,192	129,244
Less: Accumulated amortization	(36,245)	(24,993)
Intangible Lease Assets, Net	$106,947	$104,251
(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	September 30,	December 31,
(In thousands)	2022	2021
Below-market leases	$2,610	$2,978
Less: Accumulated amortization	(1,090)	(1,038)
Intangible Lease Liabilities, Net	$1,520	$1,940
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $3.4 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively, and $9.5 million and $6.9 million for the nine months ended September 30, 2022 and 2021, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $402 thousand and $405 thousand for the three months ended September 30, 2022 and 2021, respectively, and $1.2 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, lease incentive amortization was $136 thousand and $81 thousand, respectively, and $407 thousand and $242 thousand for the nine months ended September 30, 2022 and 2021, respectively.
At September 30, 2022, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 8.3 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases and lease incentives was 8.0 years, 7.2 years, 10.2 years and 13.2 years, respectively.
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at September 30, 2022.

(In thousands)	September 30,
2022 (three months)	$3,989
2023	13,658
2024	11,800
2025	9,952
2026	8,701
Thereafter	26,809
Total Future Amortization	$74,909

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
Operating Lease Liability
As of September 30, 2022, maturities of operating lease liabilities were as follows:

(In thousands)	September 30,
2022 (three months)	$175
2023	705
2024	718
2025	470
2026	310
Thereafter	5,072
Total Payments	7,450
Less: Interest	(2,187)
Operating Lease Liability	$5,263
The weighted-average discount rate for operating leases at September 30, 2022 was 4.21%. The weighted-average remaining lease term was 16.2 years.
Rental expense was $218 thousand and $218 thousand for the three months ended September 30, 2022 and 2021, respectively. Rental expense was $671 thousand and $667 thousand for the nine months ended September 30, 2022 and 2021, respectively.
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
The following table shows the components of rental revenue for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Lease revenue - operating leases	$47,188	$42,623	138,678	124,599
Variable lease revenue (tenant reimbursements)	1,531	1,050	4,848	2,751
Total Rental Revenue	$48,719	$43,673	$143,526	$127,350

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

(In thousands)	September 30,
2022 (three months)	$46,497
2023	187,213
2024	186,998
2025	185,534
2026	184,608
Thereafter	949,846
Total Future Minimum Lease Payments	$1,740,696
Ground Leases as Lessee
As of September 30, 2022 and December 31, 2021, the Company had finance ground lease assets aggregating $24.4 million. These assets are included in intangible lease assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 61 years to 97 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 93.8 years at September 30, 2022.
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At September 30, 2022, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $575 million of senior, unsecured, fixed rate notes. At December 31, 2021, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $450 million of senior, unsecured, fixed rate notes. At September 30, 2022 and December 31, 2021, the outstanding borrowings under the revolving credit facility were $0 million and $36 million, respectively, and there were no outstanding letters of credit. At September 30, 2022, we had $250 million of borrowing capacity under the revolving credit facility. The revolving credit facility portion will mature on November 9, 2025 with a six month extension option. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 3.70% and 1.38% at September 30, 2022 and December 31, 2021, respectively. The weighted average interest rate on the revolving credit facility was 1.40% at December 31, 2021.
The following table presents the Term Loan balances as of September 30, 2022 and December 31, 2021.

				Outstanding Balance
	Maturity	Interest		September 30,	December 31,
(Dollars in thousands)	Date	Rate		2022	2021
Term Loans:
Term loan due 2023	Nov 2023	3.70%	(a)	50,000	50,000
Term loan due 2024	Mar 2024	3.70%	(a)	100,000	100,000
Term loan due 2025	Nov 2025	3.70%	(a)	150,000	150,000
Term loan due 2026	Nov 2026	3.70%	(a)	100,000	100,000
Total Term Loans				$400,000	$400,000
(a) Loan is a variable‑rate loan which resets monthly at one-month LIBOR + the applicable credit spread of 1.00% at September 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
The following table presents the senior unsecured fixed rate notes balance as of September 30, 2022 and December 31, 2021.

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
Deferred Financing Costs
At September 30, 2022 and December 31, 2021, net unamortized deferred financing costs were approximately $8.0 million and $8.4 million, respectively. During the three months ended September 30, 2022 and 2021, amortization of deferred financing costs was $496 thousand and $468 thousand, respectively. During the nine months ended September 30, 2022 and 2021, amortization of deferred financing costs was $1.5 million and $1.9 million, respectively. The amortization of deferred financing costs for the nine months ended September 30, 2021 includes a one-time charge of $364 thousand for deferred financing costs expensed as a result of the execution of an amendment to the term loan agreement on June 4, 2021.
The Company was in compliance with all debt covenants at September 30, 2022 and December 31, 2021.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of September 30, 2022 and December 31, 2021, $350 million of our variable-rate debt is hedged by swaps with notional values totaling $350 million.
During the nine months ended September 30, 2022, we entered into two interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company has hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending August 17, 2023. As of September 30, 2022, these interest rate swaps were valued as an asset of approximately $7.1 million within derivative assets.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $7.7 million will be reclassified to earnings as a reduction to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2022 and 2021, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2022 and December 31, 2021.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		September 30, 2022	December 31, 2021		September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$36,448	$2,591	Derivative liabilities	$—	$7,517
Total		$36,448	$2,591		$—	$7,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)
The table below presents the effect of our interest rate swaps on comprehensive income for the three and nine months ended September 30, 2022 and 2021.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended September 30, 2022	$17,151	Interest expense	$(104)	$(9,177)
Three months ended September 30, 2021	1,340	Interest expense	1,748	(8,311)
Nine months ended September 30, 2022	39,151	Interest expense	2,700	(26,583)
Nine months ended September 30, 2021	6,447	Interest expense	5,220	(24,328)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at September 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2022	$36,448	$—	$36,448	$—	$—	$36,448
December 31, 2021	2,591	—	2,591	(1,268)	—	1,323

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2022	$—	$—	$—	$—	$—	$—
December 31, 2021	7,517	—	7,517	(1,268)	—	6,249
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At September 30, 2022 the fair value of derivatives in a net asset position related to these agreements was $36.4 million and at December 31, 2021 the fair value of derivatives in a net liability position related to these agreements was $4.9 million. As of September 30, 2022, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at September 30, 2022, we would have been entitled to the termination value of approximately $36.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Operating lease right-of-use asset	$4,552	$4,919
Prepaid acquisition costs and deposits	3,615	3,049
Accounts receivable	1,749	1,312
Prepaid assets	1,184	1,375
Food and beverage inventories	256	252
Other	1,206	695
Total Other Assets	$12,562	$11,602
Other Liabilities
The components of other liabilities were as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Accrued interest expense	$6,774	$2,066
Operating lease liability	5,263	5,617
Tenant deposits	4,893	961
Accrued compensation	2,083	2,547
Intangible lease liabilities, net	1,520	1,940
Accrued operating expenses	322	286
Accounts payable	310	550
Other	3,635	2,047
Total Other Liabilities	$24,800	$16,014
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the nine months ended September 30, 2022 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended September 30, 2022, we recorded income tax benefit of $23 thousand. During the three months ended September 30, 2021, we recorded income tax expense of $97 thousand. During the nine months ended September 30, 2022 and 2021, we recorded income tax expense of $209 thousand and $231 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including three year cumulative income and the projection of future book and taxable income of the Kerrow Restaurants Operating Business, it was determined that the removal of the valuation allowance on the net deferred tax assets was required as of December 31, 2021. During the three and nine months ended September 30, 2022, $118 thousand and $57 thousand, respectively, was recorded as a deferred tax benefit related to the prior year provision to return adjustment and routine book-tax differences within income tax benefit (expense) in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At September 30, 2022 and December 31, 2021, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at September 30, 2022 and December 31, 2021.
Common Stock
At September 30, 2022 and December 31, 2021, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At September 30, 2022, there were 82,822,584 shares of the Company's common stock issued and outstanding.
On March 8, 2022, we declared a dividend of $0.3325 per share, which was paid in April 2022 to common stockholders of record as of March 31, 2022.
On June 16, 2022, we declared a dividend of $0.3325 per share, which was paid in July 2022 to common stockholders of record as of June 30, 2022.
On September 16, 2022, we declared a dividend of $0.3325 per share, which was paid in October 2022 to common stockholders of record as of September 30, 2022.
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
During the three and nine months ended September 30, 2022, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 1,723,426 and 3,959,433 shares of common stock, respectively, at a weighted average sales price of $28.56 and $27.84 per share, respectively, before sales commissions and offering expenses. During the three months ended September 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 1,190,532 shares at a weighted average share price of $26.52 for net proceeds of $31.6 million. During the nine months ended September 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 1,363,956 shares at a weighted average share price of $26.42 for net proceeds of $36.0 million. The Company currently expects to fully physically settle the remaining forward sale agreements with the forward purchasers on one or more dates specified by the Company on or prior to March 31, 2023, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
forward sale agreements, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements.
During the three months ended September 30, 2022, 2,277,782 shares were issued under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $27.23 for net proceeds of $62.0 million. During the nine months ended September 30, 2022, the Company issued 2,451,206 shares under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $27.12 for net proceeds of $66.5 million.
During the three months ended September 30, 2021, 1,000,193 shares were issued under the current ATM program at a weighted average share price of $27.67 for net proceeds of $27.1 million. During the nine months ended September 30, 2021, the Company issued 1,161,702 shares under the ATM programs at a weighted average share price of $27.93 for net proceeds of $31.8 million.
At September 30, 2022, there was $93.3 million available for issuance under the current ATM program.
Noncontrolling Interest
At September 30, 2022, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the three and nine months ended September 30, 2022, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $2.8 million and $3.4 million as of September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022, FCPT was the owner of approximately 99.86% of FCPT’s OP units. The remaining 0.14%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three and nine months ended September 30, 2022, FCPT OP distributed $38 thousand and $114 thousand, respectively, to its unaffiliated limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2022 and 2021.

(In thousands except for shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average common shares outstanding – basic	81,884,974	76,250,614	80,797,829	76,094,133
Net effect of dilutive equity awards	234,473	109,912	213,908	128,034
Average common shares outstanding – diluted	82,119,447	76,360,526	81,011,737	76,222,167
Net income available to common shareholders	$24,518	$21,164	$74,903	$61,881
Basic net earnings per share	$0.30	$0.28	$0.93	$0.81
Diluted net earnings per share	$0.30	$0.28	$0.92	$0.81
For the three months ended September 30, 2022 and 2021, the number of outstanding equity awards that were anti-dilutive totaled 264,186 and 192,151, respectively. For the nine months ended September 30, 2022 and 2021, the number of outstanding equity awards that were anti-dilutive totaled 284,751 and 174,029, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended September 30, 2022 and 2021 was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
114,559 and 158,905, respectively. The weighted average exchangeable OP units outstanding for the nine months ended September 30, 2022 and 2021 was 114,559 and 159,228, respectively.
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
At September 30, 2022, 2,009,516 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $6.6 million at September 30, 2022 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2022	$1,820	$1,728	$662	$4,210
Equity grants	2,080	3,225	1,236	6,541
Equity grant forfeitures	(200)	(112)	(56)	(368)
Equity compensation expense	(1,097)	(1,890)	(752)	(3,739)
Unrecognized Compensation Cost at September 30, 2022	$2,603	$2,951	$1,090	$6,644
At September 30, 2022, the weighted average amortization period remaining for all of our equity awards was 2.2 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At September 30, 2022 and December 31, 2021, there were 218,060 and 159,524 RSUs outstanding, respectively. During the three months ended September 30, 2022, there were 816 shares of restricted stock granted, 816 RSUs vested, and no RSUs were forfeited. During the nine months ended September 30, 2022, there were 77,424 shares of restricted stock granted, 11,361 RSUs vested, and 7,527 RSUs were forfeited. Restrictions on these RSUs lapse through 2027.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At September 30, 2022 and December 31, 2021, there were 157,023 and 113,695 RSAs outstanding, respectively. During the three months ended September 30, 2022, no shares of restricted stock were granted or forfeited, and no restrictions on RSAs lapsed. During the nine months ended September 30, 2022, there were 119,471 shares of restricted stock granted, 4,035 shares forfeited, and restrictions on 72,105 RSAs lapsed and were distributed, of which 38,082 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2025. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At September 30, 2022 and December 31, 2021, the target number of PSUs that were unvested was 202,560 and 208,481, respectively. During the three months ended September 30, 2022, no PSU shares were granted or vested and no shares were forfeited. During the nine months ended September 30, 2022, PSUs with a target number of 66,369 shares were granted and PSUs with a target number of 68,523 shares vested and 3,767 shares forfeited. The total shareholder return calculated for these PSUs resulted in a distribution of 0% of target shares, resulting in the distribution of no shares.

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
Based on the grant date fair value, the Company expects to recognize $1.1 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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

September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$36,448	$—	$36,448
Liabilities
Derivative liabilities	$—	$—	$—	$—

December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$2,591	$—	$2,591
Liabilities
Derivative liabilities	$—	$7,517	$—	$7,517
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at September 30, 2022, and December 31, 2021 were classified as Level 2 of the fair value hierarchy.
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets. The fair value of the long-term debt (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.

	September 30, 2022
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2023	$50,000	$49,875
Term loan due 2024	100,000	99,750
Term loan due 2025	150,000	149,734
Term loan due 2026	100,000	99,606
Senior fixed note due June 2024	50,000	49,994
Senior fixed note due June 2026	50,000	48,819
Senior fixed note due June 2027	75,000	73,955
Senior fixed note due June 2028	50,000	48,504
Senior fixed note due April 2029	50,000	43,133
Senior fixed note due June 2029	50,000	43,950
Senior fixed note due April 2030	75,000	65,163
Senior fixed note due March 2031	50,000	41,688
Senior fixed note due April 2031	50,000	42,267
Senior fixed note due March 2032	75,000	62,385
Revolving credit facility	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2021
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2023	$50,000	$50,237
Term loan due 2024	100,000	100,474
Term loan due 2025	150,000	151,702
Term loan due 2026	100,000	101,262
Senior fixed note due June 2024	50,000	53,482
Senior fixed note due June 2026	50,000	55,468
Senior fixed note due June 2027	75,000	84,593
Senior fixed note due June 2028	50,000	56,952
Senior fixed note due April 2029	50,000	50,965
Senior fixed note due June 2029	50,000	52,045
Senior fixed note due April 2030	75,000	78,246
Senior fixed note due April 2031	50,000	51,584
Revolving credit facility	36,000	36,220
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
NOTE 14 – SEGMENTS
During the three and nine months ended September 30, 2022 and 2021, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables present financial information by segment for the three and nine months ended September 30, 2022 and 2021.
Three Months Ended September 30, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$48,719	$—	$—	$48,719
Intercompany rental revenue	211	—	(211)	—
Restaurant revenue	—	7,289	—	7,289
Total revenues	48,930	7,289	(211)	56,008
Operating expenses:
General and administrative	4,917	—	—	4,917
Depreciation and amortization	10,408	180	—	10,588
Property expenses	1,999	—	—	1,999
Restaurant expenses	—	7,001	(211)	6,790
Total operating expenses	17,324	7,181	(211)	24,294
Interest expense	(9,177)	—	—	(9,177)
Other income	164	—	—	164
Realized gain on sale	1,828	—	—	1,828
Income tax benefit (expense)	(54)	77	—	23
Net Income	$24,367	$185	$—	$24,552
Three Months Ended September 30, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$43,673	$—	$—	$43,673
Intercompany rental revenue	209	—	(209)	—
Restaurant revenue	—	7,033	—	7,033
Total revenues	43,882	7,033	(209)	50,706
Operating expenses:
General and administrative	4,262	—	—	4,262
Depreciation and amortization	8,447	384	—	8,831
Property expenses	1,453	—	—	1,453
Restaurant expenses	—	6,755	(209)	6,546
Total operating expenses	14,162	7,139	(209)	21,092
Interest expense	(8,311)	—	—	(8,311)
Other income	2	—	—	2
Realized gain on sale	—	—	—	—
Income tax expense	(46)	(51)	—	(97)
Net Income (Loss)	$21,365	$(157)	$—	$21,208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nine Months Ended September 30, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$143,526	$—	$—	$143,526
Intercompany rental revenue	633	—	(633)	—
Restaurant revenue	—	22,304	—	22,304
Total revenues	144,159	22,304	(633)	165,830
Operating expenses:
General and administrative	14,884	—	—	14,884
Depreciation and amortization	29,878	542	—	30,420
Property expenses	5,835	—	—	5,835
Restaurant expenses	—	21,358	(633)	20,725
Total operating expenses	50,597	21,900	(633)	71,864
Interest expense	(26,583)	—	—	(26,583)
Other income	250	—	—	250
Realized gain on sale	7,584	—	—	7,584
Income tax expense	(146)	(63)	—	(209)
Net Income	$74,667	$341	$—	$75,008
Nine Months Ended September 30, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$127,350	$—	$—	$127,350
Intercompany rental revenue	533	—	(533)	—
Restaurant revenue	—	19,374	—	19,374
Total revenues	127,883	19,374	(533)	146,724
Operating expenses:
General and administrative	13,490	—	—	13,490
Depreciation and amortization	25,071	384	—	25,455
Property expenses	3,657	—	—	3,657
Restaurant expenses	—	18,527	(533)	17,994
Total operating expenses	42,218	18,911	(533)	60,596
Interest expense	(24,328)	—	—	(24,328)
Other income	10	—	—	10
Realized gain on sale	431	—	—	431
Income tax expense	(128)	(103)	—	(231)
Net Income	$61,650	$360	$—	$62,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present supplemental information by segment at September 30, 2022 and December 31, 2021.
Supplemental Segment Information at September 30, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,524,709	$22,248	$2,546,957
Accumulated depreciation	(693,861)	(6,638)	(700,499)
Total real estate investments, net	1,830,848	15,610	1,846,458
Cash and cash equivalents	35,368	1,301	36,669
Total assets	2,077,650	22,227	2,099,877
Long-term debt, net of deferred financing costs	966,989	—	966,989
Supplemental Segment Information at December 31, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,382,169	$22,236	$2,404,405
Accumulated depreciation	(676,183)	(6,247)	(682,430)
Total real estate investments, net	1,705,986	15,989	1,721,975
Cash and cash equivalents	4,830	1,470	6,300
Total assets	1,880,192	22,788	1,902,980
Long-term debt, net of deferred financing costs	877,591	—	877,591

NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after September 30, 2022, the date of the Consolidated Balance Sheet, through November 2, 2022, and noted the following:
Acquisitions
Through November 2, 2022, the Company invested $16.0 million in the acquisition of eight net lease properties with an investment yield of approximately 6.9%, and approximately 7.2 years of lease term remaining. The Company funded the acquisitions with cash on hand and ATM forward settlements. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at September 30, 2022.
Capital Resources
Through November 2, 2022, the Company physically settled a portion of the forward sale agreements that were outstanding on the current ATM program and issued 1,052,051 shares for net proceeds of $28.0 million.
On October 25, 2022, the Company entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Loan Agreement”). The Loan Agreement provides for a revolving credit facility in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”) and a term loan facility in an aggregate principal amount of $430.0 million, comprised of (i) a $150.0 million term credit facility with a maturity date of November 9, 2025, (ii) a $100.0 million term credit facility with a maturity date of November 9, 2026, (iii) a $90.0 million term credit facility with a maturity date of January 9, 2027 and (iv) a $90.0 million term credit facility with a maturity date of January 9, 2028. The Loan Agreement has an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $350.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount. The amendment converts the credit facility from LIBOR to SOFR-based borrowings, and the Company and counterparties converted the related interest rate swaps concurrently.

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
During the nine months ended September 30, 2022, FCPT acquired 70 properties for a total investment value of $171.8 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 7.5 years.
At September 30, 2022, our lease portfolio had the following characteristics:
•982 properties located in 47 states and representing an aggregate leasable area of 6.4 million square feet;
•99.9% occupancy (based on leasable square footage);

•An average remaining lease term of 8.6 years (weighted by annualized base rent); and
•An average annual rent escalation of 1.44% through December 31, 2027 (weighted by annualized base rent).

COVID-19
We are closely monitoring the impact of the COVID-19 pandemic, including the spread of new variants of the virus, on all aspects of our business, including how it will impact our tenants. We collected 99.9% of our portfolio’s contractual base rent for the nine months ended September 30, 2022 and did not abate any rent, or agree to any rent deferrals during the nine months ended September 30, 2022. The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response and assess potential impacts to our financial position and operating results, as well as potential adverse developments to our business. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
During the nine months ended September 30, 2022 and 2021, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and nine months ended September 30, 2022 and 2021 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues:
Rental revenue	$48,719	$43,673	$143,526	$127,350
Restaurant revenue	7,289	7,033	22,304	19,374
Total revenues	56,008	50,706	165,830	146,724
Operating expenses:
General and administrative	4,917	4,262	14,884	13,490
Depreciation and amortization	10,588	8,831	30,420	25,455
Property expenses	1,999	1,453	5,835	3,657
Restaurant expenses	6,790	6,546	20,725	17,994
Total operating expenses	24,294	21,092	71,864	60,596
Interest expense	(9,177)	(8,311)	(26,583)	(24,328)
Other income	164	2	250	10
Realized gain on sale, net	1,828	—	7,584	431
Income tax benefit ( expense)	23	(97)	(209)	(231)
Net income	24,552	21,208	75,008	62,010
Net income attributable to noncontrolling interest	(34)	(44)	(105)	(129)
Net Income Attributable to Common Shareholders	$24,518	$21,164	$74,903	$61,881

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Real Estate Operations
Rental Revenue
Rental revenue increased $5.0 million, or 11.6%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was due primarily to the acquisition of 103 leased properties during the year-over-year period from October 1, 2021 through September 30, 2022, which was partially offset by the disposal of four properties during the period. We do not anticipate these four dispositions to have a material impact on future revenue. During the three months ended September 30, 2022, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $1.5 million as compared to $1.1 million during the three months ended September 30, 2021. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $655 thousand, or 15.4%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in compensation-related expenses and increased non-cash stock compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $1.8 million, or 19.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to the acquisition of 103 properties, during the year-over-year period from October 1, 2021 through September 30, 2022.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended September 30, 2022, we recorded property expenses of $2.0 million, of which $1.5 million was reimbursed by tenants. During the three months ended September 30, 2021, we recorded property expenses of $1.5 million, of which $1.1 million was reimbursed by tenants.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $575 million of senior fixed rate notes. Interest expense increased $866 thousand for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the issuance of $125 million of senior fixed notes in March 2022, which was partially offset by a lower credit spread under the credit facility as a result of the Company obtaining an additional investment grade rating.
Realized Gain on Sale
During the three months ended September 30, 2022, the Company sold four properties with a combined net book value of $6.2 million for a realized gain on sale of $1.8 million. During the three months ended September 30, 2021, the Company did not sell any assets.
Income Taxes
During the three months ended September 30, 2022 and 2021, our income tax benefit (expense) was $23 thousand and $(97) thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio. During the three months ended September 30, 2022, the net deferred tax asset at the Kerrow Restaurant Operating Business increased by $118 thousand. This deferred tax benefit related to the prior year provision to return adjustment and routine book-tax differences and was recorded within income tax expense in the Consolidated Statements of Income.

Restaurant Operations
Restaurant revenues increased by $256 thousand, or 3.6%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to continued emphasis in customer service and general improvement in casual dining trends.
Total restaurant expenses increased by $244 thousand, or 3.7%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in cost of goods sold and labor costs.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Real Estate Operations
Rental Revenue
Rental revenue increased $16.2 million, or 12.7%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was due to the acquisition of 103 leased properties during the year-over-year period from October 1, 2021 through September 30, 2022, which was partially offset by the disposal of seven properties during the period. We do not anticipate these seven dispositions to have a material impact on future revenue. During the nine months ended September 30, 2022, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $4.8 million as compared to $2.8 million during the nine months ended September 30, 2021. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $1.4 million, or 10.3%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in compensation-related expenses and increased non-cash stock compensation expense, which was partially offset by a decrease in legal fees related to the amendment of our credit facility in the prior year.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $5.0 million, or 19.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to the acquisition of 103 properties, during the year-over-year period from October 1, 2021 through September 30, 2022.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties and franchise taxes. During the nine months ended September 30, 2022, we recorded property expenses of $5.8 million, of which $4.8 million was reimbursed by tenants. During the nine months ended September 30, 2021, we recorded property expenses of $3.7 million, of which $2.8 million was reimbursed by tenants.
Interest Expense
We incur interest expense on our $400 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $575 million of senior fixed rate notes. Interest expense increased $2.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the issuance of $100 million of senior fixed notes in April 2021 and the issuance of $125 million of senior fixed notes in March 2022, which was partially offset by a lower credit spread under the credit facility as a result of the Company obtaining an additional investment grade rating.
Realized Gain on Sale
During the nine months ended September 30, 2022, the Company sold seven properties with a combined net book value of $12.4 million for a realized gain on sale of $7.6 million. The Company sold two properties with a combined net book value of $2.8 million for a realized gain of $431 thousand during the nine months ended September 30, 2021.
Income Taxes
During the nine months ended September 30, 2022 and 2021, our income tax expense was $209 thousand and $231 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio. During the nine months ended September 30, 2022, the net deferred tax asset at the Kerrow Restaurant Operating Business increased by $57 thousand. This deferred tax benefit related to the prior year provision to return adjustment and routine book-tax differences and was recorded within income tax expense in the Consolidated Statements of Income.
Restaurant Operations
In April 2021, the Kerrow Restaurant Operating Business finished construction of and opened a seventh Longhorn Steakhouse Restaurant in San Antonio, Texas. The total investment in the seventh restaurant for the Company totaled $5.4 million, which is included in Real Estate Investments, Net in the Consolidated Balance Sheets.
Restaurant revenues increased by $2.9 million, or 15.1%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the addition of a seventh restaurant which began operations in late April 2021 and continued emphasis in customer service and general improvement in casual dining trends.
Total restaurant expenses increased by $2.7 million, or 15.2%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in cost of goods sold and labor costs and the addition of a seventh restaurant which began operations in April 2021.
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
Liquidity and Financial Condition
At September 30, 2022, we had $36.7 million of cash and cash equivalents and $250 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2025, subject to our ability to extend the term for one additional six-month period to May 9, 2026. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of September 30, 2022, we had no outstanding borrowings under the revolving credit facility. As of September 30, 2022, the Company has received an inaugural investment grade rating from Moody’s Investor Service of Baa3

(stable outlook) on its senior unsecured revolving and term loan facility. With this second investment grade rating, the Company was able to opt into a rating-based pricing grid which resulted in a lower credit spread. At September 30, 2022, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.03%.
On October 25, 2022, the Company entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Loan Agreement”). The Loan Agreement provides for a revolving credit facility in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”) and a term loan facility in an aggregate principal amount of $430.0 million, comprised of (i) a $150.0 million term credit facility with a maturity date of November 9, 2025, (ii) a $100.0 million term credit facility with a maturity date of November 9, 2026, (iii) a $90.0 million term credit facility with a maturity date of January 9, 2027 and (iv) a $90.0 million term credit facility with a maturity date of January 9, 2028. The Loan Agreement has an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $350.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount. The amendment converts the credit facility from LIBOR to SOFR-based borrowings, and the Company and counterparties converted the related interest rate swaps concurrently.
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

Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
$200,000	11/09/2020	11/09/2022	2.002%	one-month LIBOR
100,000	11/09/2020	11/09/2023	2.302%	one-month LIBOR
50,000	11/09/2020	11/09/2025	0.503%	one-month LIBOR
150,000	11/09/2022	11/09/2024	1.913%	one-month LIBOR
25,000	11/09/2022	11/09/2025	2.718%	one-month LIBOR
50,000	11/09/2023	11/09/2025	0.821%	one-month LIBOR
100,000	11/09/2024	11/09/2025	0.821%	one-month LIBOR
50,000	11/10/2025	11/09/2027	1.541%	one-month LIBOR
50,000	11/10/2025	11/09/2027	1.485%	one-month LIBOR
50,000	11/10/2025	11/09/2028	1.496%	one-month LIBOR
50,000	11/10/2025	11/09/2028	2.033%	one-month LIBOR
25,000	11/10/2025	11/09/2028	2.247%	one-month USD-SOFR
During the first nine months of 2022, we entered into two interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company has hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending August 17, 2023. As of September 30, 2022, these interest rate swaps were valued as an asset of approximately $7.1 million within derivative assets.

The Company has issued the following $575 million of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	September 30, 2022
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Total Notes			$575,000
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
During the three and nine months ended September 30, 2022, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 1,723,426 and 3,959,433 shares of common stock, respectively, at a weighted average sales price of $28.56 and $27.84 per share, respectively, before sales commissions and offering expenses. During the three months ended September 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 1,190,532 shares at a weighted average share price of $26.52 for net proceeds of $31.6 million. During the nine months ended September 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 1,363,956 shares at a weighted average share price of $26.42 for net proceeds of $36.0 million. The Company currently expects to fully physically settle the forward sale agreements with the forward purchasers on one or more dates specified by the Company on or prior to January 2, 2023, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreement.
During the three months ended September 30, 2022, 2,277,782 shares were issued under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $27.23 for net proceeds of $62.0 million. During the nine months ended September 30, 2022, the Company issued 2,451,206 shares under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $27.12 for net proceeds of $66.5 million.
At September 30, 2022, there was $93.3 million available for issuance under the current ATM program.
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
Off-Balance Sheet Arrangements
At September 30, 2022, we had no off-balance sheet arrangements.

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net income	$24,552	$21,208	$75,008	$62,010
Depreciation and amortization on real estate investments	10,558	8,797	30,322	25,378
Realized gain on sales of real estate	(1,828)	—	(7,584)	(431)
FFO (as defined by NAREIT)	$33,282	$30,005	$97,746	$86,957
Straight-line rent	(1,648)	(1,979)	(4,939)	(5,775)
Deferred income tax benefit (1)	(118)	—	(57)	—
Stock-based compensation	1,206	844	3,739	3,092
Non-cash amortization of deferred financing costs	496	468	1,460	1,901
Non-real estate investment depreciation	30	34	98	77
Other non-cash revenue adjustments	543	536	1,600	1,590
Adjusted Funds from Operations (AFFO)	$33,791	$29,908	$99,647	$87,842

Fully diluted shares outstanding (2)	82,234,006	76,519,431	81,126,296	76,381,395

FFO per diluted share	$0.40	$0.39	$1.20	$1.14

AFFO per diluted share	$0.41	$0.39	$1.23	$1.15
(1)    Amount represents non-cash deferred income tax benefit recognized in the three and nine months ended September 30, 2022 for income tax benefit at the Kerrow Restaurant Business.
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
Changes in Internal Control over Financial Reporting
During the third quarter of 2022, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	November 2, 2022	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 2, 2022	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 2, 2022	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)