Form 10-K
period 2022-12-31
Four Corners Property Trust, Inc.
filed 2023-02-17
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-37538
FOUR CORNERS PROPERTY TRUST, INC.
(Exact name of Registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

591 Redwood Highway,	Suite 3215,	Mill Valley,	CA	94941
(Address of principal executive offices)
Registrant’s telephone number, including area code: (415) 965-8030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FCPT	New York Stock Exchange
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

Accelerated filer ☐          Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $2,120,901,441.
Number of shares of Common Stock, par value $0.0001, outstanding as of February 17, 2023: 86,088,620
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2023 are incorporated by reference into Part III of this Report.

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - K
YEAR ENDED DECEMBER 31, 2022

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
Business Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and retail industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2022, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In 2022, FCPT engaged in various real estate transactions for a total investment of $296.3 million, including capitalized transaction costs. Pursuant to these transactions, we acquired 115 rental properties and ground leasehold interests, aggregating 824 thousand square feet.
As of December 31, 2022, our lease portfolio had the following characteristics:
•1,023 free-standing properties located in 47 states and representing an aggregate leasable area of 6.8 million square feet;
•99.9% occupancy (based on leasable square footage);
•An average remaining lease term of 8.3 years (weighted by annualized base rent);
•An average annual rent escalation of 1.42% through December 31, 2027 (weighted by annualized base rent); and
•61% investment-grade tenancy (weighted by annualized base rent).
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
    Increase Diversity of Portfolio: We seek to develop a diverse asset portfolio as we continue to expand. As of December 31, 2022, properties in our leasing portfolio were located in 47 different states across the continental United States, comprised of 131 unique tenant brands, and our properties in only one state, Texas, individually accounted for more than 10% of our total revenue at 10.5% of our total revenue. Additionally, as of December 31, 2022, restaurant properties and non-restaurant retail properties accounted for 85.3% and 14.7%, respectively, of our total revenues. Acquiring restaurant properties while also acquiring non-restaurant retail properties allows us to leverage our experience with the restaurant industry and accelerate our diversified growth and, in doing so, reduce our concentration with Darden.
    Operating Strategy
    Long-Term, Net Lease Structure: We intend to hold our properties for long-term investment. Our properties are leased to our tenants on a net lease basis with a weighted average remaining lease term of approximately 8.3 years before any renewals and an average annual rent escalation of 1.42% through December 31, 2027 (weighted by annualized base rent), thereby providing a long-term, stable income stream. Under the leases, the tenant is typically responsible for maintaining the properties in accordance with prudent industry practice and in compliance with all federal and state standards. The maintenance responsibilities include, among others, maintaining the building, building systems including roofing systems and other improvements. In addition to maintenance requirements, the tenant is also generally responsible for insurance required to be carried under the leases, taxes levied on or with respect to the properties, payment of common area maintenance charges and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. At the option of the tenant, the leases will generally allow extensions for a certain number of multi-year renewal terms beyond the initial term and the tenant can elect which of the properties then subject to the leases to renew. The number and duration of the renewal terms for any given property may vary, however, based on the initial term of the relevant lease and other factors.
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
    Financing Strategy
    Maintain Balance Sheet Strength and Liquidity: We intend to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through operations, our revolving credit facility which has an undrawn capacity as of December 31, 2022 of $250 million, our ability to access the public equity markets, and our ability to access bank and private placement debt markets. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our assets and acquire assets with cash flow growth potential. We intend to continue to invest in both restaurant properties and, increasingly over time, other retail property types beyond the restaurant industry.

We expect that future investments in properties, including any improvements or renovations of currently owned or newly-acquired properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our $250 million revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Our investment and financing policies and objectives are subject to change periodically at the discretion of our Board of Directors without a vote of shareholders. We also have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. In November 2022, the Company renewed its “At-the-Market” (“ATM”) program under which it can sell common stock with an aggregate gross sales price of up to $450 million through sales agents and forward sellers. As of December 31, 2022, we hold an investment grade rating of BBB from Fitch Ratings and an investment grade rating of Baa3 from Moody’s Investor Service.
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
Our Portfolio
At December 31, 2022, our investment portfolio included 1,023 rental properties located in 47 states, all within the continental United States. These properties were held for investment, with an aggregate leasable area of approximately 6.8 million square feet, and had a weighted average remaining lease term of 8.3 years before any lease renewals. An additional seven properties, representing the Kerrow Restaurant Operating Business, are operated by Kerrow subject to franchise agreements with Darden (“Franchise Agreements”). Two of these restaurants are subject to ground leases to third parties.
The following table summarizes the rental properties by brand as of December 31, 2022:

Brand	Number of FCPT Properties and Leasehold Interests	Total Square Feet (000s)	Annual Cash Base Rent $(000s)	% Total Cash Base Rent (1)	Avg. Rent Per Square Foot ($)	Tenant EBITDAR Coverage (2)	Lease Term Remaining (Yrs) (3)
Olive Garden	312	2,654	$78,936	40.5%	$30	5.0x	7.7
LongHorn Steakhouse	115	645	22,360	11.5%	35	4.4x	6.5
Other Brands - Restaurant	385	1,870	60,419	31.0%	32	2.6x	10.8
Other Brands - Retail	197	1,478	28,629	14.7%	19	N/A	6.4
Other Brands - Darden	14	128	4,527	2.3%	35	3.5x	6.0
Total	1,023	6,775	$194,871	100.0%	$29	4.0x	8.3
(1)     Current scheduled minimum contractual rent as of December 31, 2022.
(2)    We have estimated Darden current quarter EBITDAR coverage using latest FCPT portfolio reported sales results for the quarter ended November 2022 and Darden brand average margins reported for the same period.
(3)     Lease term remaining is defined as the lease term weighted by the annual cash base rent.

The following table summarizes the diversification of FCPT’s lease portfolio by state as of December 31, 2022:

State	# of Leases	% of Annual Base Rent
Texas	86	10.5%
Florida	82	9.7%
Ohio	75	6.9%
Illinois	68	6.4%
Georgia	59	5.7%
Indiana	61	4.1%
Michigan	51	4.0%
Maryland	33	2.9%
Tennessee	29	2.9%
Virginia	28	2.7%
New York	28	2.7%
Pennsylvania	24	2.7%
Alabama	35	2.6%
North Carolina	30	2.6%
South Carolina	28	2.4%
California	15	2.3%
Wisconsin	30	2.2%
Colorado	25	2.2%
Mississippi	24	2.2%
Missouri	22	1.8%
Iowa	23	1.8%
Louisiana	18	1.7%
Oklahoma	18	1.7%
Kentucky	20	1.7%
Kansas	14	1.5%
Arizona	14	1.4%
Minnesota	12	1.4%
Nevada	8	1.2%
Arkansas	10	1.0%
18 other states (none greater than 1%)	73	7.1%
Total	1,043	100.0%
Leases with Darden
The estimated annual cash rent based on current rates for the leases in place with Darden is approximately $105.8 million, with average annual rent escalations of 1.5% through December 31, 2027. Darden also entered into guaranties, pursuant to which it guarantied the obligations of the tenants under substantially all of the leases entered into in respect of the Properties. The Properties are leased to one or more of Darden’s operating subsidiaries pursuant to the leases, which are net leases. The leases in place with Darden provide for a weighted average remaining initial term of approximately 7.4 years as of December 31, 2022, with no purchase options provided that Darden will have a right of first offer with respect to our sale of any property, if there is no default under the lease, and we will be prohibited from selling any Properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. At the option of Darden, the leases will generally allow extensions for a certain number of renewal terms of five years each beyond the initial term and Darden can elect which of our properties then subject to the leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant lease and other factors.
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

As of February 17, 2023, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance or liability with respect to environmental laws that management believes would have a material adverse effect on our business, financial position or results of operations.
Americans with Disabilities Act of 1990
The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenant has the primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of February 17, 2023, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial position or results of operations.
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
Human Capital Resources and Management
As of February 15, 2023, we had 543 employees, of which 508 were employed at our Kerrow Restaurant Operating Business. None of these employees are represented by a labor union.
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
•Actual or perceived threats associated with epidemics, pandemics or public health crises, could have a material adverse effect on our and our tenants’ businesses.
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
•An increase in market interest rates would increase our tenant’s interest costs on existing and future debt, and could impact our tenant’s ability to refinance existing debt and operate their businesses.
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
For the year ended December 31, 2022, Darden and Brinker International, Inc. (“Brinker”) constituted approximately 54.3% and 8.5%, respectively, of our annual cash base rent. As a result, we are dependent on Darden and Brinker successfully operating their businesses and fulfilling their obligations to us. Their ability to do so depends, in part, on their overall performance and profitability, which are based on many factors, many of which are beyond Darden’s or Brinker’s control. Accordingly, we could be materially and adversely affected if Darden or Brinker does not operate their respective businesses successfully.

Actual or perceived threats associated with epidemics, pandemics or public health crises could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to access the capital markets and satisfy debt service obligations and make distributions to our stockholders.
Epidemics, pandemics or other public health crises that impact economic and market conditions, particularly in markets where our properties are located, and preventative measures taken to alleviate any public health crises, particularly any measures that limit our tenants’ ability to engage in in-person interactions with their customers, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity and ability to access capital markets and satisfy our debt service obligations, and make distributions to our stockholders, and may affect our ability as a net-lease real estate investment trust to acquire properties or lease properties to our tenants, who may be unable, as a result of any economic downturn or longer-term changes in consumer demand occasioned by public health crises, to make rental payments when due. Any preventative measures taken to alleviate any public health crises may remain in place for an extended period of time, and, accordingly, we may experience reductions in rents from our tenants. Although we expect to be actively engaged in rent collection efforts related to any uncollected rent, as well as working with certain tenants who request rent deferrals or other lease-related relief, we can provide no assurance that our efforts will be successful. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under this section “Item 1A. Risk Factors”.
A significant portion of our restaurant properties are Olive Garden properties. Therefore, we are subject to risks associated with having a highly concentrated property brand base.
As of December 31, 2022, our restaurant properties include 312 Olive Garden restaurants. As a result, our success, at least in the short-term, is dependent on the continued success of the Olive Garden brand and, to a lesser extent, Darden’s other restaurant brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of the Olive Garden or other Darden brands is reduced or compromised, the value associated with Olive Garden or other Darden-branded properties in our portfolio may be adversely affected.
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
Our properties are located throughout the United States with the highest concentrations located in the states of Texas and Florida, where 10.5% and 9.7% of our annualized base rent was derived as of December 31, 2022, respectively. An economic downturn or other adverse events or conditions such as natural disasters in these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.
We intend to continue to pursue acquisitions of additional properties and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, including the cost of accessing debt or equity markets, and we may not fully realize the potential benefits of such transactions.
In 2022, we acquired 115 properties and ground leasehold interests for a total investment of $296.3 million, including capitalized transaction costs, which were added to our leasing portfolio. We intend to continue to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities, including, but not limited to, continuing to expand our tenant base to third parties other than Darden and acquiring non-restaurant properties. Accordingly, we may often be engaged in evaluating potential transactions, potential new tenants and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In addition, properties we acquire may be leased to unrated tenants, and the tools we use to measure credit quality may not be accurate. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.
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
In recent months, the consumer price index has increased substantially. Federal policies and recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, increases in the consumer price index.
A sustained or further increase in inflation could have a negative impact on variable-rate debt we and our tenants currently have or that we or our tenants may incur in the future. Our leases typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation on our results of operations. As of December 31, 2022, we had $105 million of variable-rate debt, excluding the impact of interest rates swaps in effect. In addition, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. We have entered into interest rate swaps to effectively fix $325 million of our variable-rate indebtedness, and we may enter into other hedging transactions.
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
Additionally, while our leases typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation on our results of operations, the increases in rent provided by many of our leases may not keep up with the rate of inflation. Athough our properties have an average annual rent escalation of 1.42% through December 31, 2027, the impact of the current rate of inflation may not be adequately offset by some of our rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.
In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our portfolio and result in the decline of the quoted trading price of our securities and market capitalization, as well as lower sales proceeds from future dispositions.
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
Properties in our leasing portfolio and the Kerrow Restaurant Operating Business are located in 47 states, and if one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.
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
While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under its lease. In addition, laws and regulations targeting climate change could result in stricter energy efficiency standards and increased capital expenditures in order to comply with such regulations, as well as increased operating costs that we may not be able to pass on to our tenants. Any such regulation could impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.
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
The Audit and Risk Committee of our Board of Directors oversees our risk management processes related to cybersecurity. As we recognize the increasing volume of cyber attacks, the Audit and Risk Committee meets frequently with our IT personnel and senior management to discuss recent trends in cyber risks and our strategy to defend our IT networks, business and building systems and information against cyber attacks and intrusions. Under the oversight of the Audit and Risk Committee, we employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. We may be required to expend significant financial resources to protect against or respond to such breaches. Techniques used to breach security change frequently, and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. As we provide assurances to our tenants that we provide a high level of security, if an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose current and potential tenants, and such a breach could be harmful to our brand and reputation. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack.
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
We have entered into the Loan Agreement (as defined below) that provides for borrowings of up to $680 million and consists of (1) a revolving credit facility in an aggregate principal amount of $250 million and (2) a term loan facility in an aggregate principal amount of $430 million comprised of (i) a $150 million term credit facility with a maturity date of November 9, 2025, (ii) a $100 million term credit facility with a maturity date of November 9, 2026, (iii) a $90 million term credit facility with a maturity date of January 9, 2027, and (iv) a $90 million term credit facility with a maturity date of January 9, 2028. In addition, the revolving credit and term loan agreement contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $350 million, subject to certain conditions. As of December 31, 2022, the term loan facility is fully drawn and the undrawn revolving credit facility had $250 million remaining capacity. In addition, we have issued $575 million of senior unsecured fixed rate notes (the “Notes”). The Notes consist of $50 million of notes due in June 2024 priced at a fixed interest rate of 4.68%, $75 million of notes due in June 2027 priced at a fixed interest rate of 4.93%, $50 million of notes due in December 2026 priced at a fixed interest rate of 4.63%, $50 million of notes due in December 2028 priced at a fixed interest rate of 4.76%, $50 million of notes due in June 2029 priced at a fixed interest rate of 3.15%, $75 million of notes due in April 2030 priced at a fixed interest rate of 3.20%, $50 million of notes due in April 2029 priced at a fixed interest rate of 2.74%, $50 million of notes due in March 2031 priced at a fixed interest rate of 3.09%, $50 million of notes due in April 2031 priced at a fixed interest rate of 2.99%, and $75 million of notes due in March 2032 priced at a fixed interest rate of 3.11%. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions, if any, set forth in our debt agreements, our Board of Directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.
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
We also may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under our indebtedness outstanding from time to time. Among other things, although we received an investment grade credit rating of BBB from Fitch Ratings in March 2022 and an investment grade credit rating of Baa3 from Moody’s Investor Service in May 2022, any credit rating downgrade could increase our financing costs and could limit our access to financing sources. If financing is not available when needed, or is available on unfavorable terms, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could materially and adversely affect our business, financial condition and results of operations.
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
In addition, we are required to comply with the following financial covenants: (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) minimum fixed charge coverage ratio of 1.50 to 1.00; (4) maximum unencumbered leverage ratio not to exceed 60%; and (5) minimum unencumbered interest coverage ratio of 1.75 to 1.00. As of December 31, 2022, we are in compliance with our existing financial covenants.
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
As of December 31, 2022, our $680 million Loan Agreement bore interest at a variable rate on any amount drawn and outstanding. As of December 31, 2022, $430 million was outstanding under such agreement, and we may borrow an additional $250 million on the revolving credit facility or incur additional variable rate debt in the future, including through the exercise of the accordion feature pursuant to the Loan Agreement. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase our interest costs for any new debt and our variable rate debt obligations pursuant to the Loan Agreement, which could, in turn, make the financing of any acquisition more expensive as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay to lease our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Furthermore, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments.

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
As a result of his former positions with Darden, Mr. Lenehan owns common stock, including restricted stock, in both Darden and FCPT. In addition, there is no restriction on our executive officers and directors acquiring Darden common stock in the future, and, therefore, this ownership of common stock of both Darden and FCPT may be significant. Equity interests in Darden may create, or appear to create, conflicts of interest when any such director or executive officer is faced with decisions that could benefit or affect the equity holders of Darden in ways that do not benefit or affect us in the same manner. As of December 31, 2022, no other executive officer or director of FCPT owns common stock of Darden.
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
Our current dividend rate is $1.36 per share per annum. We may pay a portion of our dividends in common stock. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends will be authorized by our Board of Directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.
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
We believe that we were organized and have operated and we intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset requirements depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT income and asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence. Accordingly, there can be no assurance that the Internal Revenue Service (the “IRS”) will not contend that our investments violate the REIT requirements.
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
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by non-REIT “C” corporations to certain non-corporate U.S. stockholders is currently 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not qualified dividends. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For non-corporate U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective U.S. federal income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by “C” corporations. This does not adversely affect the taxation of REITs; however, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT “C” corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
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
Currently our funds from operations are generated primarily by rents paid under our lease agreements. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. Further, income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create mismatches between REIT taxable income and the receipt of cash attributable to such income. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distributions requirement and to avoid U.S. federal corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity or adversely impact our ability to raise short and long-term debt. Furthermore, the REIT distribution requirements may increase the financing needed to fund capital expenditures, further growth and expansion initiatives. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can be represented by certain debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within thirty days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
If we make any taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells shares of our stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in our stock. If, in any taxable dividend payable in cash and stock, a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of our stock.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification or the U.S. federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the ticker symbol “FCPT” since November 10, 2015.
Dividends
The following table presents the characterizations for tax purposes of such common stock dividends for the year ended December 31, 2022.

Record Date	Payment Date	Total Distribution ($ per share)	Form 1099 Box 1a Ordinary Taxable Dividend ($ per share)	Form 1099 Box 1b Qualified Taxable Dividend ($ per share)	Form 1099 Box 3 Return of Capital ($ per share)	Form 1099 Box 5 Section 199A Dividends ($ per share)
1/3/2022	1/14/2022	$0.3325	$0.3002	$—	$0.0323	$0.3002
3/31/2022	4/14/2022	0.3325	0.3002	—	0.0323	0.3002
6/30/2022	7/15/2022	0.3325	0.3002	—	0.0323	0.3002
9/30/2022	10/14/2022	0.3325	0.3002	—	0.0323	0.3002
Totals		$1.3300	$1.2008	$—	$0.1292	$1.2008
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
Holders
As of February 17, 2023, there were approximately 5,616 registered holders of record of our common stock.
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

Five Year - Cumulative Return Comparison
December 29, 2017 through December 30, 2022
100%
80%
60%
40%
20%
0%
-20%
-40%
-60%
12/29/2017
6/29/2018
12/29/2018
6/29/2019
12/29/2019
6/29/2020
12/29/2020
6/29/2021
12/29/2021
6/29/2022
12/29/2022
FCPT
SP50
DJIA
RMZ

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
Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2022, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In 2022, FCPT engaged in various real estate transactions for a total investment of $296.3 million, including capitalized transaction costs. Pursuant to these transactions, we acquired 115 properties and ground leaseholds, aggregating 824 thousand square feet, and representing 52 brands, including Aspen Dental, Caliber Collision, Chili’s Grill & Bar, First Midwest Bank, Jack in the Box, National Tire & Battery, Sonic, Tires Plus, and WellNow Urgent Care.
As of December 31, 2022, our lease portfolio had the following characteristics:
•1,023 properties located in 47 states and representing an aggregate leasable area of 6.8 million square feet;
•99.9% occupancy (based on leasable square footage);
•An average remaining lease term of 8.3 years (weighted by annualized base rent);
•An average annual rent escalation of 1.42% through December 31, 2027 (weighted by annualized base rent); and
•99.9% of the contractual base rent collected for the year ended December 31, 2022.

Results of Operations
The results of operations for the accompanying consolidated financial statements discussed below are derived from our consolidated statements of comprehensive income (“Comprehensive Income Statement”) found elsewhere in this Annual Report on Form 10-K. The following discussion includes the results of our continuing operations as summarized in the table below.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues:
Rental	$193,611	$172,812	$154,721
Restaurant	29,583	26,566	16,223
Total revenues	223,194	199,378	170,944
Operating expenses:
General and administrative	20,043	17,650	15,046
Depreciation and amortization	41,471	34,826	29,433
Property	7,989	5,040	3,508
Restaurant	27,822	24,563	16,082
Total operating expenses	97,325	82,079	64,069
Interest expense	(36,405)	(32,555)	(29,231)
Other income, net	542	36	170
Realized gain on sale, net	8,139	431	—
Income tax benefit (expense)	(237)	534	(247)
Net income	97,908	85,745	77,567
Net income attributable to noncontrolling interest	(136)	(164)	(235)
Net Income Available to Common Shareholders	$97,772	$85,581	$77,332
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
In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Real Estate Operations
Rental Revenue
Rental revenue increased $20.8 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is due to recognizing a full year of revenue in 2022 from the 122 properties acquired in 2021, and the acquisition of 115 properties and ground leaseholds in 2022. During the year ended December 31, 2022, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $6.6 million, compared to $3.8 million during the year ended December 31, 2021 due to the increase in the number of mall outparcel and multi-tenant property acquisitions. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any. During the year ended December 31, 2022, amortization of above and below market rents, and lease incentives decreased rental revenue by $2.2 million, as compared to $2.1 million for the year ended December 31, 2021.

General and Administrative Expense
General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expense increased $2.4 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase in cash compensation-related expenses and non-cash stock compensation expenses stemming from a higher head count and benefits costs related to employees added in 2021 and 2022, as well as an increase in audit and IT fees related to system enhancements.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization expense increased by approximately $6.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the acquisition of 115 restaurant properties acquired in 2022, and the depreciation on 122 properties acquired in 2021 that incurred a full year of depreciation.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the year ended December 31, 2022, we recorded property expenses of $8.0 million, of which $6.6 million was reimbursed by tenants. During the year ended December 31, 2021, we recorded property expenses of $5.0 million, of which $3.8 million was reimbursed by tenants. The non-reimbursed property expenses relate to abandoned deal costs, lease transaction costs and property-level expenses that were the responsibility of the Company rather than the tenant.
Interest Expense
We incur interest expense on our $430 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $575 million of senior unsecured fixed rate notes.
Interest expense increased by approximately $3.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This was primarily due to the issuance of $100 million of senior unsecured fixed rate notes issued in April 2021 and the issuance of $125 million of senior fixed notes in March 2022.
Interest expense, excluding deferred financing costs, on the $430 million of term loans and the interest rate swaps we entered into to hedge the variability associated with the term loans was $13.0 million and $12.6 million for the years ended December 31, 2022 and 2021, respectively. This interest expense includes the reclassification of other comprehensive income into interest expense. Interest expense and fees on our revolving credit facility was $0.7 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. Amortization of deferred financing costs was $2.1 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively.
For additional information on the Company’s debt instruments, see “Liquidity and Financial Condition” below.
Realized Gain on Sale, Net
During the year ended December 31, 2022, the Company sold eight properties with a combined net book value of $16.3 million for a realized gain on sale of $8.1 million. During the year ended December 31, 2021, the Company sold two properties with a combined net book value of $2.8 million for a realized gain on sale of $431 thousand.
Income Taxes
During the years ended December 31, 2022 and 2021, income tax expense on real estate operations was $206 thousand and $174 thousand, respectively. Income tax expense on real estate operations consists of state and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.

Restaurant Operations
Restaurant revenues increased approximately $3.0 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, due to increased guest traffic and having a full year of revenue from a seventh restaurant which began operations in April 2021.
Total restaurant expenses increased approximately $3.3 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase in cost of goods sold and labor costs and having a full year of restaurant expenses from a seventh restaurant which began operations in April 2021.
During the year ended December 31, 2022, the Company recorded an income tax expense of $31 thousand at the Kerrow Restaurant Operating Business, compared to an income tax benefit of $708 thousand primarily due to the removal of a valuation allowance on net deferred tax assets for the year ended December 31, 2021.
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
Liquidity and Financial Condition
At December 31, 2022, we had $26.3 million of cash and cash equivalents and $250 million of borrowing capacity under our revolving credit facility. The revolving credit facility provides for a letter of credit sub-limit of $25 million. As of February 17, 2023, we had $250 million of borrowing capacity under the revolving credit facility.
Debt Instruments
At December 31, 2022, our long-term debt consisted of $430 million of non-amortizing term loans, $0 million in outstanding borrowings under the revolving credit facility, and $575 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP. At December 31, 2021, our long-term debt consisted of $400 million of non-amortizing term loans, $36 million in outstanding borrowings under the revolving credit facility, and $450 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP.
Term Loan and Revolving Credit Facility
The Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 25, 2022, as amended (the “Loan Agreement”), by and among the Company, FCPT OP, the Agent, the Lenders and the other agents party thereto, provides for a revolving credit facility in an aggregate principal amount of $250 million and a term loan facility in an aggregate principal amount of $430 million. The Loan Agreement has an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $350 million subject to obtaining lender commitments and other customary conditions. Additionally, the amendment to the Loan Agreement converted the revolving credit facility from LIBOR to SOFR-based borrowings, and the Company and counterparties converted the related interest rate swaps concurrently.
The Loan Agreement provides that $150 million will mature on November 9, 2025, $100 million will mature on November 9, 2026, $90 million will mature on January 9, 2027, and $90 million will mature on January 9, 2028. The revolving credit facility portion will mature on November 9, 2025 with one six-month extension option. The Company intends to exercise the extension option or refinance prior to maturity.
At December 31, 2022 and 2021, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.42% and 2.93%, respectively. At December 31, 2022 there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit. At December 31, 2021, there were outstanding borrowings of $36 million under the revolving credit facility and no outstanding letters of credit.
We have entered into the following interest rate swaps to hedge the interest rate variability associated with the Loan Agreement as of December 31, 2022. These hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income. The following table presents the swaps held as of December 31, 2022.

Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
$100,000	10/25/2022	11/9/2023	2.19%	Daily Simple SOFR + 10 bps
150,000	11/9/2022	11/9/2024	1.88%	Daily Simple SOFR + 10 bps
50,000	10/25/2022	11/9/2025	0.44%	Daily Simple SOFR + 10 bps
25,000	11/9/2022	11/9/2025	2.70%	Daily Simple SOFR + 10 bps
50,000	11/9/2023	11/9/2025	0.82%	Daily Simple SOFR + 10 bps
25,000	11/9/2023	11/9/2026	3.65%	Daily Simple SOFR + 10 bps
25,000	10/25/2025	11/9/2028	2.25%	1m Term SOFR
50,000	11/10/2025	11/9/2027	1.48%	Daily Simple SOFR + 10 bps
50,000	11/10/2025	11/9/2027	1.54%	Daily Simple SOFR + 10 bps
50,000	11/10/2025	11/9/2028	1.49%	Daily Simple SOFR + 10 bps
50,000	11/10/2025	11/9/2028	2.02%	Daily Simple SOFR + 10 bps
During the year ended December 31, 2022, we entered into three interest rate swaps to hedge the interest rate variability associated with the term loan portion of our revolving credit facility.
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company has hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 15, 2033. As of December 31, 2022, these interest rate swaps were valued as an asset of approximately $7.4 million within derivative assets.
The Company has issued the following $575 million of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
(Dollars in thousands)	Date	Rate	December 31, 2022
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Total Notes			$575,000

Capital Resources and Financing Strategy
On a short-term basis, our principal demands for funds will be for operating expenses, distributions to shareholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common shareholders, primarily through cash provided by operating activities. We expect to fund acquisitions, investments, and other capital expenditures, from borrowings under our $250 million revolving credit facility and equity securities. At times the Company may evaluate opportunities to sell certain assets and redeploy the capital into new properties.
We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. On November 7, 2022, the Company established a new at-the-market equity program (the “current ATM program”) pursuant to which the Company is able to sell from time to time shares of our common stock having an aggregate sales price of up to $450 million. The current ATM program replaces the Company’s prior $350 million ATM program, which was established on February 24, 2021 (the “prior ATM program” and together with the current ATM program, the “ATM programs”), under which the Company had sold shares of its common stock having an aggregate gross sales price of $256.7 million through November 7, 2022. The ATM programs contemplate that, in addition to the issuance and sale by the Company of shares of common stock to or through the agents, the Company may enter into separate forward sale agreements with one of the agents or one of their respective affiliates (in such capacity, each, a “forward purchaser” and, collectively, the “forward purchasers”). When the Company enters into a forward sale agreement with any forward purchaser, we expect that such forward purchaser will attempt to borrow from third parties and sell, through the relevant agent, acting as sales agent for such forward purchaser, shares of our common stock to hedge such forward purchaser's exposure under such forward sale agreement. The Company will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.
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
During 2022, we issued 5,253,257 shares under the ATM programs, including physically settled forward sale agreements, at a weighted-average selling price of $27.46 per share, for net proceeds of approximately $141.8 million (after issuance costs). The net proceeds were employed to fund acquisitions and for general corporate purposes. As of December 31, 2022, there was $376.9 million available for issuance under the current ATM program.
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
Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021	2020
Net income	$97,908	$85,745	$77,567
Depreciation and amortization	41,342	34,715	29,351
Realized gain on sales of real estate	(8,139)	(431)	—
Funds from Operations (FFO) (as defined by NAREIT)	131,111	120,029	106,918
Straight-line rent adjustment	(6,372)	(7,583)	(8,588)
Recognized rental revenue abated (1)	—	—	(1,568)
Deferred income tax benefit (2)	(125)	(864)	—
Stock-based compensation expense	4,978	3,948	3,376
Non-cash amortization of deferred financing costs	2,104	2,368	2,132
Non-real estate investment depreciation	129	111	82
Amortization of above and below market leases, net	2,151	2,119	1,296
Adjusted Funds from Operations (AFFO)	$133,976	$120,128	$103,648

Fully diluted shares outstanding (3)	81,921,624	76,986,538	71,823,973

FFO per diluted share	$1.60	$1.56	$1.49

AFFO per diluted share	$1.64	$1.56	$1.44

(1) Amount represents base rent that the Company abated as a result of lease amendments. In 2020, the Company abated $1.57 million of rental revenue recognized in the second and third quarters of 2020. The receivables associated with the abatements were recognized as lease incentives and will be amortized as a reduction to rental revenue over the amended lease terms.
(2) Amount represents non-cash deferred income tax benefit in 2022 and the removal of a valuation allowance on net deferred tax assets in 2021 at Kerrow Restaurant Operating Business.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, especially interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facility. We consider certain risks associated with the use of variable rate debt, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.” The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2022, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases).
As of December 31, 2022, $575.0 million of our total indebtedness consisted of senior unsecured fixed rated notes. The remaining $430.0 million of our total indebtedness consisted of three to five-year variable-rate obligations for which we have entered into swaps that effectively fix $325 million through November 2023. We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. We consider certain risks associated with the use of derivative instruments, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - Hedging transactions could have a negative effect on our results of operations.”
Due to the fixed rate nature of $325.0 million of our indebtedness and the hedging transactions described above, a hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2022.

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
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management concluded that, as of December 31, 2022 our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Four Corners Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III - schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of impairment of long-lived assets
As discussed in Note 2 to the consolidated financial statements, the Company is required to test their long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s long-lived assets primarily consist of the total real estate investment and the related intangible lease assets, net of accumulated depreciation and amortization, which had a balance of $2.1 billion as of December 31, 2022.

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
February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Four Corners Property Trust, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Four Corners Property Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022 and the related notes and financial statement schedule III - schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
San Francisco, California
February 17, 2023

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Real estate investments:
Land	$1,115,827	$966,565
Buildings, equipment and improvements	1,539,875	1,437,840
Total real estate investments	2,655,702	2,404,405
Less: Accumulated depreciation	(706,702)	(682,430)
Real estate investments, net	1,949,000	1,721,975
Intangible real estate assets, net	106,206	104,251
Total real estate investments and intangible real estate assets, net	2,055,206	1,826,226
Real estate held for sale	7,522	—
Cash and cash equivalents	26,296	6,300
Straight-line rent adjustment	61,027	55,397
Derivative assets	35,276	2,591
Deferred tax assets	988	864
Other assets	12,272	11,602
Total Assets	$2,198,587	$1,902,980

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$995,477	$877,591
Dividends payable	29,064	26,655
Rent received in advance	11,710	11,311
Derivative liabilities	9	7,517
Other liabilities	24,017	16,014
Total liabilities	1,060,277	939,088
Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 85,637,293 and 80,279,217 shares issued and outstanding at December 31, 2022 and 2021, respectively	9	8
Additional paid-in capital	1,104,522	958,737
Retained earnings	576	12,753
Accumulated other comprehensive income (loss)	30,944	(9,824)
Noncontrolling interests	2,259	2,218
Total equity	1,138,310	963,892
Total Liabilities and Equity	$2,198,587	$1,902,980
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental	$193,611	$172,812	$154,721
Restaurant	29,583	26,566	16,223
Total revenues	223,194	199,378	170,944
Operating expenses:
General and administrative	20,043	17,650	15,046
Depreciation and amortization	41,471	34,826	29,433
Property	7,989	5,040	3,508
Restaurant	27,822	24,563	16,082
Total operating expenses	97,325	82,079	64,069
Interest expense	(36,405)	(32,555)	(29,231)
Other income, net	542	36	170
Realized gain on sale, net	8,139	431	—
Income tax (expense) benefit	(237)	534	(247)
Net income	97,908	85,745	77,567
Net income attributable to noncontrolling interest	(136)	(164)	(235)
Net Income Available to Common Shareholders	$97,772	$85,581	$77,332

Basic net income per share:	$1.20	$1.12	$1.08
Diluted net income per share:	$1.20	$1.11	$1.08
Weighted average number of common shares outstanding:
Basic	81,590,124	76,674,046	71,312,326
Diluted	81,807,065	76,838,569	71,609,068
Dividends declared per common share	$1.3375	$1.2850	$1.2325

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$97,908	$85,745	$77,567
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments	39,396	8,925	(26,410)
Reclassification adjustment of derivative instruments included in net income	1,430	6,977	4,170
Other comprehensive income (loss)	40,826	15,902	(22,240)
Comprehensive income	138,734	101,647	55,327
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	136	164	235
Other comprehensive income (loss) attributable to noncontrolling interest	58	31	(84)
Comprehensive income attributable to noncontrolling interest	194	195	151
Comprehensive Income Attributable to Common Shareholders	$138,540	$101,452	$55,176

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2019	70,020,660	$7	$686,181	$38,401	$(3,539)	$5,691	$726,741
Net income	—	—	—	77,332	—	235	77,567
Realized and unrealized gain on derivative instruments	—	—	—	—	(22,156)	(84)	(22,240)
Redemption of OP units	90,000	—	1,720	—	—	(2,533)	(813)
Dividends paid and declared on common stock	—	—	—	(89,061)	—	(248)	(89,309)
ATM proceeds, net of issuance costs	5,640,900	1	151,745		—	—	151,746
Stock-based compensation, net	123,406	—	809	—	—	—	809
Balance at December 31, 2020	75,874,966	8	840,455	26,672	(25,695)	3,061	844,501
Net income	—	—	—	85,581	—	164	85,745
Realized and unrealized loss on derivative instruments	—	—	—	—	15,871	31	15,902
Redemption of OP units	44,833	—	862	—	—	(862)	—
Dividends paid and declared on common stock	—	—	—	(99,500)	—	(176)	(99,676)
ATM proceeds, net of issuance costs	4,198,006	—	116,506	—	—	—	116,506
Stock-based compensation, net	161,412	—	914	—	—	—	914
Balance at December 31, 2021	80,279,217	8	958,737	12,753	(9,824)	2,218	963,892
Net income	—	—	—	97,772	—	136	97,908
Realized and unrealized loss on derivative instruments	—	—	—	—	40,768	58	40,826
Redemption of OP units	—	—	—	—	—	—	—
Dividends paid and declared on common stock	—	—	—	(109,949)	—	(153)	(110,102)
ATM proceeds, net of issuance costs	5,253,257	1	141,825	—	—	—	141,826
Stock-based compensation, net	104,819	—	3,960	—	—	—	3,960
Balance at December 31, 2022	85,637,293	$9	$1,104,522	$576	$30,944	$2,259	$1,138,310

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows - operating activities
Net income	$97,908	$85,745	$77,567
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,471	34,826	29,433
Gain on disposal of land, building, and equipment	(8,139)	(431)	—
Non-cash revenue adjustments	2,151	2,119	1,296
Amortization of financing costs	2,104	2,368	2,132
Stock-based compensation expense	4,978	3,948	3,376
Deferred income taxes	(125)	(864)	—
Changes in assets and liabilities:
Derivative assets and liabilities	633	2,873	(7,839)
Straight-line rent adjustment	(6,372)	(7,583)	(8,588)
Rent received in advance	399	(615)	1,463
Intangible assets (lease incentives)	72	(1,215)	(4,238)
Other assets and liabilities	6,920	1,245	(3,144)
Net cash provided by operating activities	142,000	122,416	91,458
Cash flows - investing activities
Investments in real estate	(296,270)	(268,389)	(230,533)
Net proceeds from sale of operating real estate	24,986	3,343	—
Advance deposits on acquisition of operating real estate	384	129	1,460
Net cash used in investing activities	(270,900)	(264,917)	(229,073)
Cash flows - financing activities
Net proceeds from ATM equity issuance	141,826	116,506	151,746
Proceeds from issuance of senior notes	125,000	100,000	125,000
Proceeds from term loan borrowing	30,000	—	—
Payment of deferred financing costs	(3,219)	(4,656)	(1,194)
Proceeds from revolving credit facility	28,000	190,500	176,500
Repayment of revolving credit facility	(64,000)	(164,500)	(218,500)
Payment of dividend to shareholders	(107,540)	(96,903)	(86,328)
Distribution to non-controlling interests	(153)	(176)	(248)
Redemption of non-controlling interests	—	—	(813)
Shares withheld for taxes upon vesting	(1,018)	(3,034)	(2,567)
Net cash provided by financing activities	148,896	137,737	143,596
Net increase (decrease) in cash and cash equivalents, including restricted cash	19,996	(4,764)	5,981
Cash and cash equivalents, including restricted cash, beginning of year	6,300	11,064	5,083
Cash and cash equivalents, including restricted cash, ending of year	$26,296	$6,300	$11,064
Supplemental disclosures:
Interest paid	$30,696	$22,745	$23,227
Taxes paid	$332	$314	$597
Operating lease payments received (lessor)	$182,806	$163,376	$143,146
Operating lease payments remitted (lessee)	$903	$878	$698
Non - cash investing and financing activities:
Dividends declared but not paid	$29,064	$26,655	$24,058
Change in fair value of derivative instruments	$40,193	$13,029	$(14,401)
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
During the years ended December 31, 2022, 2021, and 2020 we did not record provisions for impairment.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There were two properties held for sale at December 31, 2022, and none were held for sale at December 31, 2021.
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

	December 31,
(In thousands)	2022	2021	2020
Cash and cash equivalents	$26,296	$6,300	$11,064
Restricted cash (included in Other assets)	—	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$26,296	$6,300	$11,064
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
See Note 8 - Supplemental detail for certain components of the Consolidated Balance Sheets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Leases
All significant lease arrangements are generally recognized at lease commencement. For leases where the Company is the lessee, operating or finance lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.
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
For leases where Company is the lessor, we determine the classification upon commencement. At December 31, 2022, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. The Company expenses certain initial direct costs that are not incremental in obtaining a lease.
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
During the second and third quarter of 2020, the Company agreed to lease concessions with certain tenants in response to COVID-19. These concessions resulted in a substantial increase in our rights as lessor, including receiving additional financial information, agreeing to extend the current term of the lease, enhancing the lease guarantee, or consenting to more favorable rent escalations in the future. As such, the Company accounted for these concessions as lease modifications under ASC 842. Rent deferrals agreed upon with respect to rent owed for the second quarter of 2020 were for approximately $1.0 million of contractual base rent as of June 30, 2020 and were fully repaid prior to December 31, 2020. In the third quarter of 2020, the Company agreed to rent abatements as part of lease amendments for concessions of the type described above and for lease payments due in the second quarter. These agreements for abatements represented approximately $1.6 million of rental revenue recognized in the second quarter of 2020. The receivables for these abatements were recorded as lease incentives in intangible real estate assets, net on our Consolidated Balance Sheets and are amortized as a reduction of revenue over the amended lease terms. As of February 17, 2023, the Company has not abated rent for the year ended December 31, 2022.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible lease assets, net, on our Consolidated Balance Sheets. During the year ended December 31, 2022, the Company paid lease incentives of $0.1 million to tenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Restaurant revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At December 31, 2022 and 2021, credit card receivables, included in other assets, totaled $195 thousand and $116 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Income Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform”. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020, and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. As of December 31, 2022, all of our debt and derivative instruments have been converted from LIBOR to SOFR. The interest rate hedges on our term loans, which were converted from LIBOR to a SOFR benchmark during October 2022, continue to be accounted for as a cash flow hedge. The adoption of this guidance had no impact on our consolidated financial statements due to the adoption of the practical expedients of ASU 2020-04.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 54.3% of the scheduled base rents of the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We are also subject to concentration risk in terms of restaurant brands that occupy our properties. With 312 locations in our portfolio, Olive Garden branded restaurants comprise approximately 29.9% of our leased properties and approximately 40.5% of the revenues received under leases. LongHorn Steakhouse branded restaurants comprise approximately 11.0% of our leased properties and approximately 11.5% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 47 states with lease revenue concentrations of 10% or greater in one state: Texas (10.5%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2022, our exposure to risk related to amounts due from us on our derivative instruments totaling $35.3 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business is summarized as follows:

	December 31,
(In thousands)	2022	2021
Land	$1,115,827	$966,565
Buildings and improvements	1,404,198	1,302,114
Equipment	135,677	135,726
Total gross real estate investments	2,655,702	2,404,405
Less: accumulated depreciation	(706,702)	(682,430)
Real estate investments, net	1,949,000	1,721,975
Intangible real estate assets, net	106,206	104,251
Total Real Estate Investments and Intangible Real Estate Assets, Net	$2,055,206	$1,826,226
During the year ended December 31, 2022, the Company invested $296.3 million, including transaction costs, in 115 properties located in twenty-six states, and allocated the investment as follows: $149.3 million to land, $120.2 million to buildings and improvements, and $26.8 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 7.7 years as of December 31, 2022. During the year ended December 31, 2022, the Company sold eight properties with a combined net book value of $16.3 million for a realized gain on sale of $8.1 million.
During the year ended December 31, 2022, the Company exercised its option to purchase two of the properties where the Company was the lessee under the ground lease. These leases were previously accounted for as finance leases. These purchases resulted in increases in land and corresponding decreases in finance lease right-of-use assets of $8.2 million.
During the year ended December 31, 2021, the Company invested $268.4 million, including transaction costs, in 122 restaurant properties located in thirty-two states, and allocated the investment as follows: $137.8 million to land, $110.5 million to buildings and improvements, and $20.1 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties were 100% occupied under net leases, with a weighted average remaining lease term of 8.9 years as of December 31, 2021. During the year ended December 31, 2021, the Company sold two properties with a combined net book value of $2.8 million for a realized gain of $431 thousand.
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

	December 31,
(In thousands)	2022	2021
Acquired in-place lease intangibles	$109,371	$83,892
Above-market leases	13,821	13,821
Lease incentives	6,989	7,061
Finance lease - right of use assets	16,201	24,383
Direct lease cost	153	87
Total	146,535	129,244
Less: accumulated amortization	(40,329)	(24,993)
Intangible Real Estate Assets, Net	$106,206	$104,251

	December 31,
(In thousands)	2022	2021
Below-market leases	$2,610	$2,978
Less: accumulated amortization	(1,158)	(1,038)
Intangible Real Estate Liabilities, Net	$1,452	$1,940
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $13.3 million, $9.6 million, and $6.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The value of above-market and below-market leases amortized as a net adjustment to revenue was $1.6 million, $1.6 million, and $1.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The value of lease incentives amortized as a decrease to revenue was $560 thousand, $518 thousand and $153 thousand for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 8.1 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases and lease incentives was 7.9 years, 7.1 years, 10.2 years, and 12.9 years, respectively.
Based on the balance of intangible real estate assets and liabilities at December 31, 2022, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows:

(In thousands)	December 31, 2022
2023	$15,808
2024	13,870
2025	11,568
2026	9,995
2027	8,052
Thereafter	23,324
Total Future Amortization Expense	$82,617
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
Operating Lease Liability
As of December 31, 2022, maturities of operating lease liabilities were as follows:

(In thousands)	December 31, 2022
2023	$705
2024	718
2025	470
2026	310
2027	319
Thereafter	4,752
Total Payments	7,274
Less: Interest	(2,133)
Operating Lease Liability	$5,141
The weighted-average discount rate for operating leases at December 31, 2022 was 4.23%. The weighted-average remaining lease term was 16.1 years.
Rent expense was $890 thousand, $885 thousand, and $765 thousand for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The following table shows the components of rental revenue for the year ended December 31, 2022.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Lease revenue - operating leases	$187,026	$169,005	$152,393
Variable lease revenue (tenant reimbursements)	6,585	3,807	2,328
Total Rental Revenue	$193,611	$172,812	$154,721
Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	December 31, 2022
2023	$195,254
2024	195,254
2025	193,201
2026	191,693
2027	184,498
Thereafter	801,043
Total Future Minimum Lease Payments	$1,760,943

Ground Leases as Lessee
As of December 31, 2022, the Company had finance ground lease assets aggregating $16.2 million. These assets are included in intangible real estate assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms of sixty-one years to ninety-seven years. All but two of these leases have options to extend the lease terms for additional ninety-nine years terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was ninety-two years at December 31, 2022.
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At December 31, 2022, our long-term debt consisted of (1) $430 million of non-amortizing term loans and (2) $575 million of senior unsecured fixed rate notes. At December 31, 2021, our long-term debt consisted of (1) $400 million of non-amortizing term loans and (2) $450 million of senior unsecured fixed rate notes. At December 31, 2022, and December 31, 2021, the outstanding borrowings under the revolving credit facility were $0 million and $36 million, respectively, and no outstanding letters of credit. At December 31, 2022, we had $250 million of borrowing capacity under the revolving credit facility. The weighted average interest rate on the term loans before consideration of the interest rate hedges described in Note 7 - Derivative Financial Instruments was 5.10% and 1.38% at December 31, 2022 and 2021, respectively. The weighted average interest rate on the revolving credit facility was 1.40% at December 31, 2021.
Revolving Credit and Term Loan Agreement
On October 25, 2022, the Company and its subsidiary, FCPT OP (the “Borrower”), entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Loan Agreement”), which amended and restated in its entirety an existing Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 4, 2021 and converted the credit facility from LIBOR to SOFR-based borrowings. Prior to the Loan Agreement, $50 million principal amount outstanding under the Company's term loan facility was scheduled to mature on November 9, 2023; $100 million principal amount outstanding was scheduled to mature on March 9, 2024; $150 million was scheduled to mature on November 9, 2025; $100 million principal amount outstanding was scheduled to mature on November 9, 2026; and the $250 million revolving credit facility was scheduled to mature on November 9, 2025, with one six-month extension option.
The Loan Agreement provides for borrowings of up to $680 million and consists of (1) a revolving credit facility in an aggregate principal amount of $250 million and (2) term loans in an aggregate principal amount of $430 million comprised of (i) a $150 million term loan with a maturity date of November 9, 2025, (ii) a $100 million term loan with a maturity date of November 9, 2026, (iii) a $90 million term loan with a maturity date of January 9, 2027, and (iv) a $90 million term loan with a maturity date of January 9, 2028. No amortization payments are required on the term loan prior to the maturity date. The Borrower has the option to extend the maturity date of the revolving credit facility for up to six months, subject to the payment of an extension fee of 0.0625% on the aggregate amount of the then-outstanding revolving commitment. The Loan Agreement is a syndicated credit facility that contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $350 million, subject to certain conditions. Amounts owed under the Loan Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which SOFR rate election is in effect.
Loans under the Loan Agreement accrue interest at a per annum rate equal to, at the Borrower’s election, either a SOFR rate plus a margin of 0.73% to 1.65%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 0.50% to 1.00%. In each case, the margin is based on the highest applicable credit rating on its senior, unsecured, long-term indebtedness. In the event that all or a portion of the principal amount of any loan borrowed pursuant to the Loan Agreement is not paid when due, interest will accrue at the rate that would otherwise be applicable thereto plus 2.00%. So long as the Company continues to determine pricing according to its applicable credit ratings, a facility fee at a rate of 0.13% to 0.30% per annum, applies to the total revolving commitments available under the Loan Agreement.
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
We reviewed the term loan and revolving debt arrangements by lender and accounted for the term loan and revolving credit facility amendment in accordance with U.S. GAAP. This resulted in the capitalization of $2.2 million in new lender fees and third party costs, which will be amortized over the life of the new loans; $142 thousand in third-party fees were recorded to general and administrative expense. Where there were decreases in principal, $102 thousand of unamortized deferred financing costs were written off and recorded as interest expense. The remaining $4.1 million of original unamortized deferred financing costs will be amortized over the life of the new loans.
The following table presents the Term Loan balances as of December 31, 2022 and 2021.

				Outstanding Balance
	Maturity	Interest		December 31,
(Dollars in thousands)	Date	Rate		2022	2021
Term Loans:
Term loan due 2023	Nov 2023	N/A		$—	$50,000
Term loan due 2024	Mar 2024	N/A		—	100,000
Term loan due 2025	Nov 2025	5.12%	(a)	150,000	150,000
Term loan due 2026	Nov 2026	5.12%	(a)	100,000	100,000
Term loan due 2027	Jan 2027	5.07%	(a)	90,000	—
Term loan due 2028	Jan 2028	5.07%	(a)	90,000	—
Total Term Loans				$430,000	$400,000
(a) Loan is a variable‑rate loan which resets daily at Daily Simple SOFR + applicable credit spread of 0.95% to 1.00% at December 31, 2022.
Note Purchase Agreements
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
The following table presents the senior unsecured fixed rate notes balance as of December 31, 2022 and 2021.

			Outstanding Balance
	Maturity	Interest	December 31,
(Dollars in thousands)	Date	Rate	2022	2021
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	—
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	—
Total Notes			$575,000	$450,000

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
Deferred Financing Costs
At December 31, 2022 and 2021, the net unamortized deferred financing costs were approximately $9.5 million and $8.4 million, respectively. During the years ended December 31, 2022, 2021, and 2020, amortization of deferred financing costs was $2.1 million, $2.4 million, and $2.1 million, respectively. Interest expense for the year ended December 31, 2022 includes a one-time charge of $102 thousand for deferred financing costs expensed as a result of the execution of the Loan Agreement on October 25, 2022. The amortization of deferred financing costs for the year ended December 31, 2021 includes a one-time charge of $364 thousand for deferred financing costs expensed as a result of the execution of the Second Amended and Restated Revolving Credit and Term Loan Agreement on June 4, 2021.
Debt Covenants
Under the terms of both the Note Purchase Agreement and Loan Agreement (the “Agreements”), FCPT acts as a guarantor to FCPT OP. The Agreements contain customary financial covenants, including (1) total indebtedness to consolidated capitalization value (each as defined in the Loan Agreement) not to exceed 60%, (2) mortgage-secured leverage ratio not to exceed 40%, (3) minimum fixed charge coverage ratio of 1.50 to 1.00, (4) maximum unencumbered leverage ratio not to exceed 60%, and (5) minimum unencumbered interest coverage ratio not less than 1.75 to 1.00. They also contain restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. In addition, the Agreements include provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the Loan Agreement. At December 31, 2022, the Company was in compliance with all debt covenants.
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
Cash Flow Hedges of Interest Rate Risk
Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheets in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

During the fourth quarter of 2021, we entered into one cash flow hedge in connection with the issuance of $125 million of notes by the Company which was funded in the first quarter of 2022. The Company terminated two cash flow hedges in connection with the $125 million private note offering that was entered into on December 17, 2021 and funded on March 17, 2022. The first hedge was an interest rate swap that had a fixed notional value of $25 million entered into on August 2, 2021 with an effective date of March 15, 2022 and a maturity date of March 15, 2032, where the fixed rate paid by the Company was 1.3032% and the variable rate received reset monthly to the three-month LIBOR rate. The second hedge was an interest rate swap that had a fixed notional value of $50 million entered into on November 10, 2021 with an effective date of December 15, 2021 and a maturity date of December 15, 2031, where the fixed rate paid by the Company was 1.5699% and the variable rate received reset monthly to the three-month LIBOR rate. The swaps were terminated on December 2, 2021 for approximately a $423 thousand gain which will be amortized over the next 10 years as interest expense.
As of December 31, 2022, we had four interest rate swaps outstanding with current notionals of $325 million that were designated as cash flow hedges of interest rate risk.
During the year ended December 31, 2022, we entered into three interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

Product	Fixed Rate	Notional (in thousands)	Index	Effective Date	Maturity Date
Swap	2.19%	$100,000	Daily Simple SOFR + 10 bps	10/25/2022	11/9/2023
Swap	1.88%	150,000	Daily Simple SOFR + 10 bps	11/9/2022	11/9/2024
Swap	0.44%	50,000	Daily Simple SOFR + 10 bps	10/25/2022	11/9/2025
Swap	2.70%	25,000	Daily Simple SOFR + 10 bps	11/9/2022	11/9/2025
Swap (1)	0.82%	50,000	Daily Simple SOFR + 10 bps	11/9/2023	11/9/2025
Swap	3.65%	25,000	Daily Simple SOFR + 10 bps	11/9/2023	11/9/2026
Swap	2.25%	25,000	1m Term SOFR	10/25/2025	11/9/2028
Swap	1.48%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2027
Swap	1.54%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2027
Swap	1.49%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2028
Swap	2.02%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2028
(1) In November 2024, the notional amount of the swap will increase to $150 million.
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company has hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 15, 2033. As of December 31, 2022, these interest rate swaps were valued as an asset of approximately $7.4 million within derivative assets.
For the years ended December 31, 2022, 2021, and 2020, we did not record hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2023 an additional $9.6 million (unaudited) will be reclassified to earnings as a reduction to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the years ended December 31, 2022 and 2021, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2022 and 2021.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at December 31,		Balance Sheet Location	Fair Value at December 31,
(Dollars in thousands)		2022	2021		2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$35,276	$2,591	Derivative liabilities	$9	$7,517
Total		$35,276	$2,591		$9	$7,517
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the Comprehensive Income Statement for the years ending December 31, 2022, 2021, and 2020.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Total Amount of Interest Expense Presented in the Consolidated Income Statements
Interest rate swaps
Year Ended December 31, 2022	$39,396	Interest expense	$1,430	Interest expense	$—	$36,405
Year Ended December 31, 2021	8,925	Interest expense	6,977	Interest expense	—	32,555
Year Ended December 31, 2020	(26,410)	Interest expense	4,170	Interest expense	—	29,231
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2022 and 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2022	$35,276	$—	$35,276	$(9)	$—	$35,267
December 31, 2021	2,591	—	2,591	(1,268)	—	1,323

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2022	$9	$—	$9	$(9)	$—	$—
December 31, 2021	7,517	—	7,517	(1,268)	—	6,249
Credit-risk-related Contingent Features
The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At December 31, 2022 the fair value of derivative in a net asset position related to these agreements was approximately $35.3 million and at December 31, 2021 the fair value of the derivative in a net liability position related to these agreements was $4.9 million. As of December 31, 2022, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at December 31, 2022, we would have been entitled to the termination value of approximately $35.3 million.
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of Other assets were as follows:

	December 31,
(In thousands)	2022	2021
Operating lease right-of-use asset	$4,428	$4,919
Accounts receivable	2,661	1,312
Prepaid acquisition costs and deposits	2,079	3,049
Prepaid assets	1,300	1,375
Inventories	274	252
Other	1,530	695
Total Other Assets	$12,272	$11,602
Other Liabilities
The components of Other liabilities were as follows:

	December 31,
(In thousands)	2022	2021
Tenant deposits	$5,953	$961
Operating lease liability	5,141	5,617
Accrued interest expense	3,845	2,066
Accrued compensation	2,700	2,547
Accrued tenant property tax	1,537	—
Intangible real estate liabilities, net	1,452	1,940
Accounts payable	766	550
Accrued operating expenses	257	286
Other	2,366	2,047
Total Other Liabilities	$24,017	$16,014

NOTE 9 – INCOME TAXES
The income tax expense was composed as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current:
Federal	$—	$—	$(3)
Current state and local	362	330	250
Total current	362	330	247
Deferred:
Federal deferred	(125)	(864)	—
State deferred	—	—	—
Total deferred	(125)	(864)	—
Total Income Tax Expense (Benefit)	$237	$(534)	$247
The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying Consolidated Income Statements:

	Year Ended December 31,
	2022	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%
Current benefit	(20.8)	(20.8)	(21.2)
State and local income taxes, net of federal tax benefits	0.3	0.3	0.3
Benefit of federal income tax credits	(0.2)	—	—
Other	(0.1)	—	—
Valuation allowance	—	(1.0)	0.2
Permanent differences	—	—	—
Effective Income Tax Rate	0.2%	(0.5)%	0.3%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including three year cumulative income and the completion of the seventh restaurant in the current year of the Kerrow Restaurants Operating Business, it was determined that the removal of the valuation allowance on the net deferred tax assets was required as of December 31, 2021. During the year ended December 31, 2022, $125 thousand was recorded as a deferred tax benefit related to the prior year provision to return adjustment and routine book-tax differences within income tax benefit (expense) in the Consolidated Statements of Income.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2022	2021	2020
Compensation and employee benefits	$32	$34	$32
Charitable contribution and credit carryforwards	1,366	1,032	816
Net operating losses	60	133	145
Lease payable	141	138	133
UNICAP	15	14	12
Gross deferred tax assets	1,614	1,351	1,138
Prepaid expenses	(14)	(34)	(28)
Straight-line rent	—	—	—
Buildings and equipment (1)	(612)	(453)	(285)
Gross deferred tax liabilities	(626)	(487)	(313)
Valuation allowance	—	—	(825)
Net Deferred Tax Assets	$988	$864	$—
(1)    These buildings and equipment in 2022, 2021, and 2020 relate to the Kerrow Restaurant Operating Business.
NOTE 10 – EQUITY
Preferred Stock
At December 31, 2022, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at December 31, 2022 or December 31, 2021.
Common Stock
At December 31, 2022, the Company was authorized to issue 500,000,000 shares of $0.0001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
In March 2022, we declared a dividend of $0.3325 per share, which was paid in April 2022 to common shareholders of record as of March 31, 2022. In June 2022, we declared a dividend of $0.3325 per share, which was paid in July 2022 to common shareholders of record as of June 30, 2022. In September 2022, we declared a dividend of $0.3325 per share, which was paid in October 2022 to common shareholders of record as of September 30, 2022. In November 2022 we declared a dividend of $0.3400 per share, which was payable on January 13, 2023 to common shareholders of record as of December 30, 2022.
As of December 31, 2022, there were 85,637,293 shares of the Company's common stock issued and outstanding.
Common Stock Issuance Under the At-The-Market Program
The Company has previously entered into an “At-the-Market” (“ATM”) equity issuance program (“the prior ATM program”) under which the Company may, at its discretion, issue and sell its common stock through ATM offerings on the New York Stock Exchange through sales agents, as the Company’s agents or, if applicable, as forward sellers for forward purchasers. On February 24, 2021, the Company terminated the prior ATM program and entered into a new ATM program (together with the prior ATM program, the “ATM programs”), which provided for the offer and sale of the shares of the Company’s common stock having an aggregate gross sales price of up to $350.0 million. On November 7, 2022, the Company terminated the prior ATM program and entered into a new ATM program (the “current ATM program” and together with the prior ATM program, the “ATM programs”), which provides for the offer and sale of the shares of the Company’s common stock having an aggregate gross sales price of up to $450.0 million. In connection with the Company’s current ATM program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock. The use of forward sale agreements allows the

Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.
During the year ended December 31, 2022, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the ATM programs to sell 5,846,031 shares of common stock at a weighted average sales price of $27.47 per share before sales commissions and offering expenses. During the year ended December 31, 2022, the Company physically settled a portion of these forward sale agreements and issued 3,316,007 shares at a weighted average share price of $27.33 for net proceeds of $89.3 million. The Company currently expects to fully physically settle the remaining forward sale agreements with the forward purchasers on one or more dates specified by the Company on or prior to January 13, 2024, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreements, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements.
During the year ended December 31, 2022, 5,253,257 shares were issued under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $27.46 for net proceeds of $141.8 million (after issuance costs).
During the year ended December 31, 2021, we sold 4,198,006 shares under the current ATM program at a weighted-average selling price of $28.24 per share, for net proceeds of approximately $116.5 million (after issuance costs).
At December 31, 2022, there was $376.9 million available for issuance under the ATM programs.
Noncontrolling Interest
At December 31, 2022, there were 114,559 FCPT OP units (“OP units”) outstanding held by third parties. During the year ended December 31, 2022, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $3.0 million, $3.4 million, and $4.7 million as of December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, FCPT is the owner of approximately 99.86% of FCPT’s OP units. The remaining 0.14%, or 114,559, of FCPT’s OP units are held by unaffiliated limited partners. For the year ended December 31, 2022, FCPT OP distributed $153 thousand to limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021	2020
Average common shares outstanding – basic	81,590,124	76,674,046	71,312,326
Effect of dilutive stock based compensation	216,941	164,523	296,742
Average common shares outstanding – diluted	81,807,065	76,838,569	71,609,068
Net income available to common shareholders	$97,772	$85,581	$77,332
Basic net earnings per share	$1.20	$1.12	$1.08
Diluted net earnings per share	$1.20	$1.11	$1.08
For the years ended December 31, 2022, 2021, and 2020, the number of outstanding equity awards that were anti-dilutive totaled 262,600, 178,139, and 154,915, respectively. Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the year ended December 31, 2022, 2021, and 2020, totaled 114,559, 147,969, and 214,905, respectively.
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
At December 31, 2022, 2,000,481 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $5.4 million at December 31, 2022 as shown in the following table.
Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Units	Total
Unrecognized compensation cost at January 1, 2022	$1,820	$1,728	$662	$4,210
Equity grants	2,080	3,225	1,236	6,541
Equity grant forfeitures	(200)	(112)	(56)	(368)
Equity compensation expense	(1,583)	(2,375)	(1,020)	(4,978)
Unrecognized Compensation Cost at December 31, 2022	$2,117	$2,466	$822	$5,405
At December 31, 2022, the weighted average amortization period remaining for all of our equity awards was 2.2 years.
Restricted Stock Units
RSUs are granted at a value equal to the five-day average closing market price of our common stock on the date of grant and are settled in stock at the end of their vesting periods, which range between one and five years, at the then market price of our common stock.
The following table summarizes the activities related to RSUs for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022		2021		2020
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	159,524	$26.53	137,585	$25.45	91,473	$26.00
Units granted	77,424	26.87	49,390	28.00	56,629	25.12
Units vested	(22,635)	27.08	(26,586)	23.57	(10,517)	28.53
Units forfeited	(7,527)	26.57	(865)	28.93	—	—
Outstanding at End of Period	206,786	26.60	159,524	26.53	137,585	25.45
Expenses related to RSUs were $1.6 million, $1.3 million, and $958 thousand for the years ended December 31, 2022, 2021, and 2020, respectively. Remaining unrecognized compensation cost related to RSU will be recognized over a weighted average period of less than five years. Restrictions on shares of restricted stock outstanding lapse through 2027. The Company expects all RSUs to vest.

Restricted Stock Awards
The following table summarizes the activities related to RSAs for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022		2021		2020
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	113,695	$27.58	102,355	$27.16	101,267	$24.83
Units granted	119,471	26.99	87,664	27.31	54,124	28.60
Units vested	(72,101)	27.33	(69,628)	26.62	(50,944)	24.73
Units forfeited	(4,035)	27.24	(6,696)	27.59	(2,092)	27.10
Outstanding at End of Period	157,030	27.25	113,695	27.58	102,355	27.16
Expenses related to RSAs were $2.4 million, $2.0 million, and $1.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The remaining unrecognized compensation cost will be recognized over a weighted average period of less than three years. Restrictions on shares of RSAs outstanding lapse through 2025. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
During the years ended December 31, 2022, 2021, and 2020, there were 66,369, 75,476, and 66,474 PSUs as well as dividend equivalent rights granted under the Plan, respectively. The performance period of these grants runs from January 1, 2022 through December 31, 2024, January 1, 2021 through December 31, 2023, and from January 1, 2020 through December 31, 2022, respectively. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model.
During the years ended December 31, 2022, 2021, and 2020, PSUs were granted at a weighted average fair value of $18.63, $27.56, and $29.73 per unit, respectively. During the year ended December 31, 2022, 68,523 PSUs vested at 0%, resulting in the issuance of no shares. There were 3,767 target number of PSUs forfeited due to employee departures during the year ended December 31, 2022. The Company expects all PSUs to vest.
The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total shareholder return over three years from the grant date. For the 2022 PSU grant, the Company used an implied volatility assumption of 49.5% (based on historical volatility), normalized risk free rate of 2.5%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs). For the 2021 PSU grant, the Company used an implied volatility assumption of 49.0% (based on historical volatility), normalized risk free rate of 2.50%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs). For the 2020 PSU grant, the Company used an implied volatility assumption of 17.4% (based on historical volatility), risk free rates of 2.50% (the three-year Treasury rates on the grant dates), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs).
Expenses related to PSUs were $1.0 million, $653 thousand, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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
Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative Assets
December 31, 2022	$—	$35,276	$—	$35,276
December 31, 2021	—	2,591	—	2,591
Derivative Liabilities
December 31, 2022	$—	$9	$—	$9
December 31, 2021	—	7,517	—	7,517
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2022 were classified as Level 2 of the fair value hierarchy.

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.
Fair Value of Certain Financial Liabilities

December 31, 2022
(In thousands)	Carrying Value (1)	Fair Value
Term loan due 2025	$150,000	$149,495
Term loan due 2026	100,000	99,949
Term loan due 2027	90,000	89,595
Term loan due 2028	90,000	89,309
Senior note due June 2024	50,000	49,179
Senior note due December 2026	50,000	48,548
Senior note due June 2027	75,000	73,007
Senior note due December 2028	50,000	48,251
Senior note due April 2029	50,000	43,111
Senior note due June 2029	50,000	43,967
Senior note due April 2030	75,000	65,078
Senior note due March 2031	50,000	41,989
Senior note due April 2031	50,000	42,032
Senior note due March 2032	75,000	62,828
Outstanding Revolver Borrowings	—	—
(1) Term loan and senior note liabilities exclude deferred financing costs

December 31, 2021
(In thousands)	Carrying Value (1)	Fair Value
Term loan due 2023	$50,000	$50,237
Term loan due 2024	100,000	100,474
Term loan due 2025	150,000	151,702
Term loan due 2026	100,000	101,262
Senior note due June 2024	50,000	53,482
Senior note due December 2026	50,000	55,468
Senior note due June 2027	75,000	84,593
Senior note due December 2028	50,000	56,952
Senior note due April 2029	50,000	50,965
Senior note due June 2029	50,000	52,045
Senior note due April 2030	75,000	78,246
Senior note due April 2031	50,000	51,584
Outstanding Revolver Borrowings	36,000	36,220
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
NOTE 14 – SEGMENTS
During 2022, 2021, and 2020, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the years ended December 31, 2022, 2021, and 2020.
For the Year Ended December 31, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$193,611	$—	$—	$193,611
Intercompany rental	846	—	(846)	—
Restaurant	—	29,583	—	29,583
Total revenues	194,457	29,583	(846)	223,194
Operating expenses:
General and administrative	20,043	—	—	20,043
Depreciation and amortization	40,762	709	—	41,471
Property	7,989	—	—	7,989
Restaurant	—	28,668	(846)	27,822
Total operating expenses	68,794	29,377	(846)	97,325
Interest expense	(36,405)	—	—	(36,405)
Other income, net	542	—	—	542
Realized gain on sale, net	8,139	—	—	8,139
Income tax benefit (expense)	(206)	(31)	—	(237)
Net Income	$97,733	$175	$—	$97,908

For the Year Ended December 31, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$172,812	$—	$—	$172,812
Intercompany rental	743	—	(743)	—
Restaurant	—	26,566	—	26,566
Total revenues	173,555	26,566	(743)	199,378
Operating expenses:
General and administrative	17,650	—	—	17,650
Depreciation and amortization	34,162	664	—	34,826
Property	5,040	—	—	5,040
Restaurant	—	25,306	(743)	24,563
Total operating expenses	56,852	25,970	(743)	82,079
Interest expense	(32,555)	—	—	(32,555)
Other income, net	36	—	—	36
Realized gain on sale, net	431	—	—	431
Income tax (expense) benefit	(174)	708	—	534
Net Income	$84,441	$1,304	$—	$85,745

For the Year Ended December 31, 2020

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$154,721	$—	$—	$154,721
Intercompany rental	546	—	(546)	—
Restaurant	—	16,223	—	16,223
Total revenues	155,267	16,223	(546)	170,944
Operating expenses:
General and administrative	15,046	—	—	15,046
Depreciation and amortization	28,944	489	—	29,433
Property	3,508	—	—	3,508
Restaurant	—	16,628	(546)	16,082
Total operating expenses	47,498	17,117	(546)	64,069
Interest expense	(29,231)	—	—	(29,231)
Other income, net	170	—	—	170
Realized gain on sale, net	—	—	—	—
Income tax expense	(165)	(82)	—	(247)
Net Income (Loss)	$78,543	$(976)	$—	$77,567

The following table presents supplemental information by segment at December 31, 2022 and 2021.
December 31, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,633,002	$22,700	$2,655,702
Accumulated depreciation	(699,825)	(6,877)	(706,702)
Total real estate investments, net	1,933,177	15,823	1,949,000
Cash and cash equivalents	25,260	1,036	26,296
Total assets	2,176,336	22,251	2,198,587
Long-term debt, net of deferred financing costs	995,477	—	995,477
December 31, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,382,169	$22,236	$2,404,405
Accumulated depreciation	(676,183)	(6,247)	(682,430)
Total real estate investments, net	1,705,986	15,989	1,721,975
Cash and cash equivalents	4,830	1,470	6,300
Total assets	1,880,192	22,788	1,902,980
Long-term debt, net of deferred financing costs	877,591	—	877,591
NOTE 15 – SUBSEQUENT EVENTS
Acquisitions & Disposals
In the first quarter through February 17, 2023, the Company invested $3.8 million, net of transaction costs, in acquisitions of two retail properties located in one state. These properties are 100% occupied under net leases. The Company funded the acquisitions with cash on hand and ATM forward settlements. The Company anticipates accounting for these acquisitions as asset acquisitions in accordance with GAAP. There were no material contingent liabilities associated with these transactions at December 31, 2022.
In the first quarter through February 17, 2023, the Company completed the sales of three real estate properties, two of which were held-for-sale at December 31, 2022. The properties were sold at a price above the carrying value.
Capital Resources
Through February 17, 2023, the Company physically settled a portion of the forward sale agreements that were outstanding on the current ATM program and issued 324,182 shares for net proceeds of $9.0 million.

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
AAA	Fairfield, CA	1,060	4,281	—	—	—	—	1,060	4,281	—	5,341	285	2000	9/3/2020	35
ADAUT	Centennial, CO	1,252	694	—	—	—	—	1,252	694	—	1,946	47	2010	12/30/2020	10 - 40
ADAUT	Fort Worth, TX	733	928	—	—	—	—	733	928	—	1,661	49	1986	3/17/2021	10 - 45
ADAUT	South Elgin, IL	587	1,555	—	—	—	—	587	1,555	—	2,142	25	2006	7/12/2022	10 - 40
ADAUT	Big Rapids, MI	195	672	—	—	—	—	195	672	—	867	16	1999	7/15/2022	10- 25
ADAUT	Kalamazoo, MI	109	620	—	—	—	—	109	620	—	729	7	1998	10/13/2022	5 - 30
APPLB	Tracy, CA	1,267	—	—	—	—	—	1,267	—	—	1,267	—	2004	11/20/2018	—
ARBYS	Rocky Mount, NC	261	1,405	—	—	—	—	261	1,405	—	1,666	237	2004	9/6/2016	10 - 45
ARBYS	Roanoke Rapids, NC	288	1,563	—	—	—	—	288	1,563	—	1,851	278	2003	9/6/2016	10 - 45
ARBYS	South Hill, VA	538	1,283	—	—	—	—	538	1,283	—	1,821	212	2002	11/3/2016	10 - 50
ARBYS	Wake Forest, NC	805	1,344	—	—	—	—	805	1,344	—	2,149	273	2005	11/3/2016	9 - 49
ARBYS	Birch Run, MI	590	777	—	—	—	—	590	777	—	1,367	189	1991	11/9/2016	10 - 40
ARBYS	Brighton, MI	456	990	—	—	—	—	456	990	—	1,446	194	1987	11/9/2016	10 - 40
ARBYS	Cedar Rapids, IA	485	—	—	—	—	—	485	—	—	485	—	1987	1/12/2018	—
ARBYS	Plainwell, MI	696	837	—	—	—	—	696	837	—	1,533	151	1999	8/6/2018	3 - 36
ARBYS	Logan, UT	827	1,157	—	26	—	—	853	1,157	—	2,010	135	1980	5/1/2019	5 - 40
ARBYS	Spring Lake, MI	317	762	—	—	—	—	317	762	—	1,079	101	1986	6/21/2019	5 - 30
ARBYS	Holland, MI	735	735	—	—	—	—	735	735	—	1,470	125	1988	6/21/2019	5 - 30
ARBYS	Muskegon, MI	486	919	—	—	—	—	486	919	—	1,405	105	1979	6/21/2019	5 - 40
ARBYS	Kokomo, IN	902	—	—	—	—	—	902	—	—	902	—	2003	8/1/2019	—
ARBYS	Roxboro, NC	2	—	—	—	—	—	2	—	—	2	—	2006	8/26/2020	—
ARBYS	Roxboro, NC	1,002	541	—	—	—	—	1,002	541	—	1,543	79	2006	1/6/2020	10 - 25
ARBYS	Brook Park, OH	719	1,044	—	—	—	—	719	1,044	—	1,763	63	2006	9/23/2021	10 - 25
ARBYS	Layton, UT	1,302	—	—	—	—	—	1,302	—	—	1,302	—	1981	4/8/2021	—
ASPDE	Russellville, AR	891	856	—	—	—	—	891	856	—	1,747	41	2007	10/14/2021	10 - 35
ASPDE	Festus, MS	715	1,429	—	—	—	—	715	1,429	—	2,144	25	2017	5/25/2022	10 - 40
ATT	Columbia, MO	512	556	—	—	—	—	512	556	—	1,068	21	1985	12/29/2021	10 - 35
ATT	El Paso, TX	735	996	—	—	—	—	735	996	—	1,731	10	2003	8/31/2022	10 - 40
BFISH	Greensboro, NC	1,254	—	—	—	—	—	1,254	—	—	1,254	—	2002	2/21/2020	—
BFISH	Hoover, AL	1,818	—	—	—	—	—	1,818	—	—	1,818	—	1988	3/30/2022	—
BHAMA	Raleigh, NC	2,507	3,230	155	—	918	314	2,507	4,148	469	7,124	3,215	1999	5/17/1999	2 - 38
BHAMA	Duluth, GA	1,292	2,362	254	—	1,378	274	1,292	3,740	528	5,560	3,091	1999	5/24/1999	2 - 38
BHAMA	Miami, FL	1,731	3,427	222	—	1,162	422	1,731	4,589	644	6,964	3,555	2000	4/4/2000	2 - 35
BHAMA	Fort Myers, FL	1,914	2,863	186	—	916	398	1,914	3,779	584	6,277	2,863	2000	5/16/2000	2 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BHAMA	Pembroke Pines, FL	1,808	2,999	207	—	1,039	382	1,808	4,038	589	6,435	3,015	2000	12/18/2000	2 - 35
BHAMA	Livonia, MI	2,105	3,856	286	—	362	138	2,105	4,218	424	6,747	3,200	2001	2/6/2001	2 - 36
BHAMA	Sunrise, FL	1,515	3,251	138	—	450	224	1,515	3,701	362	5,578	2,506	2002	10/22/2002	2 - 37
BHAMA	Jacksonville, FL	2,235	2,295	344	—	50	13	2,235	2,345	357	4,937	1,254	2010	3/29/2010	2 - 45
BHAMA	Orlando, FL	1,659	2,340	356	—	324	41	1,659	2,664	397	4,720	1,173	2012	2/27/2012	2 - 47
BHAMA	Charleston, SC	2,673	—	—	—	—	—	2,673	—	—	2,673	—	2020	9/29/2020	—
BIGO	West St. Paul, MN	1,464	1,096	—	—	—	—	1,464	1,096	—	2,560	87	2001	6/19/2020	10 - 40
BJS	Youngstown, OH	1,125	—	—	—	—	—	1,125	—	—	1,125	—	2017	1/12/2018	—
BJS	Longview, TX	1,508	—	—	—	—	—	1,508	—	—	1,508	—	2015	11/16/2018	—
BJS	Livonia, MI	638	3,259	—	—	—	—	638	3,259	—	3,897	249	2018	12/28/2018	14 - 54
BJS	Ft. Wayne, IN	2,878	—	—	—	—	—	2,878	—	—	2,878	—	2016	12/24/2019	—
BJS	Little Rock, AR	3,646	—	—	—	—	—	3,646	—	—	3,646	—	2014	12/27/2019	—
BJS	Oklahoma City, OK	1,879	—	—	—	—	—	1,879	—	—	1,879	—	2007	2/21/2020	—
BJS	Sugar Land, TX	3,910	—	—	—	—	—	3,910	—	—	3,910	—	2005	9/15/2020	—
BJS	Orange Valley, OH	3,908	—	—	—	—	—	3,908	—	—	3,908	—	2020	10/30/2020	—
BJS	El Paso, TX	2,960	—	—	—	—	—	2,960	—	—	2,960	—	2006	8/31/2022	—
BK	Keysville, VA	571	1,424	—	—	—	—	571	1,424	—	1,995	238	1996	10/28/2016	10 - 50
BK	Roxboro, NC	601	2,089	—	—	—	—	601	2,089	—	2,690	315	1989	10/28/2016	10 - 50
BK	Oxford, NC	449	1,892	—	—	—	—	449	1,892	—	2,341	295	1982	10/28/2016	10 - 50
BK	Huntsville, AL	460	1,549	—	—	—	—	460	1,549	—	2,009	265	2000	10/28/2016	10 - 50
BK	Amory, MS	570	2,159	—	—	—	—	570	2,159	—	2,729	292	2016	10/28/2016	14 - 54
BK	Madisonville, KY	1,071	1,257	—	—	—	—	1,071	1,257	—	2,328	264	1986	11/9/2016	10 - 45
BK	Monterey, TN	429	1,611	—	—	—	—	429	1,611	—	2,040	244	2000	12/28/2016	10 - 50
BK	Crossville, TN	397	1,873	—	—	—	—	397	1,873	—	2,270	278	1987	12/28/2016	10 - 50
BK	Livingston, TN	481	1,354	—	—	—	—	481	1,354	—	1,835	205	2015	12/28/2016	13 - 53
BK	Herkimer, NY	308	1,460	—	—	—	—	308	1,460	—	1,768	189	2002	1/12/2017	13 - 53
BK	Chattanooga, TN	485	894	—	—	—	—	485	894	—	1,379	161	1998	1/12/2017	10 - 45
BK	Salem, IN	534	1,608	—	—	—	—	534	1,608	—	2,142	213	2016	6/30/2017	14 - 54
BK	Tupelo, MS	772	1,765	—	—	—	—	772	1,765	—	2,537	228	2016	6/30/2017	14 - 54
BK	Booneville, MS	448	1,253	—	—	—	—	448	1,253	—	1,701	167	2016	6/30/2017	14 - 54
BK	Tupelo, MS	953	1,418	—	—	—	—	953	1,418	—	2,371	222	1998	6/30/2017	10 - 50
BK	Memphis, TN	739	1,708	—	—	—	—	739	1,708	—	2,447	209	1996	6/30/2017	15 - 55
BK	Columbus, MS	922	1,633	—	—	—	—	922	1,633	—	2,555	238	2000	6/30/2017	12 - 52
BK	Tupelo, MS	826	1,774	—	—	—	—	826	1,774	—	2,600	251	1998	6/30/2017	10 - 50
BK	Waldorf, MD	747	1,214	—	—	—	—	747	1,214	—	1,961	151	1989	4/3/2019	10 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BK	Florence, SC	1,145	—	—	—	—	—	1,145	—	—	1,145	—	1980	6/23/2020	—
BK	Bessemer, AL	1,668	—	—	—	—	—	1,668	—	—	1,668	—	2009	3/12/2020	—
BK	Canton, OH	641	685	—	—	—	—	641	685	—	1,326	67	1971	6/8/2021	10 - 20
BK	Slinger, WI	901	652	—	—	—	—	901	652	—	1,553	43	1994	6/29/2021	5 - 35
BLACK	Spokane Valley, WA	961	1,024	—	—	—	—	961	1,024	—	1,985	181	2000	2/21/2020	8 - 25
BOBE	Dover, DE	591	1,713	—	—	—	—	591	1,713	—	2,304	274	1993	4/28/2017	10 - 50
BOBE	Indianapolis, IN	603	1,701	—	—	—	—	603	1,701	—	2,304	262	1991	4/28/2017	10 - 50
BOBE	Bowie, MD	506	1,940	—	—	—	—	506	1,940	—	2,446	306	1995	4/28/2017	10 - 50
BOBE	Catonsville, MD	170	1,091	—	—	—	—	170	1,091	—	1,261	185	2003	4/28/2017	10 - 50
BOBE	Midland, MI	1,060	1,567	—	—	—	—	1,060	1,567	—	2,627	247	1998	4/28/2017	10 - 50
BOBE	Niagara Falls, NY	304	1,892	—	—	—	—	304	1,892	—	2,196	299	1992	4/28/2017	10 - 50
BOBE	Independence, OH	1,161	1,847	—	—	—	—	1,161	1,847	—	3,008	272	1994	4/28/2017	11 - 51
BOBE	Centerville, OH	947	1,209	—	—	—	—	947	1,209	—	2,156	226	1997	4/28/2017	7 - 45
BOBE	Blacklick, OH	1,178	1,269	—	—	—	—	1,178	1,269	—	2,447	261	1999	4/28/2017	7 - 45
BOBE	Celina, OH	944	1,431	—	—	—	—	944	1,431	—	2,375	233	2005	4/28/2017	9 - 49
BOBE	Canton, OH	755	1,441	—	—	—	—	755	1,441	—	2,196	216	2005	4/28/2017	10 - 50
BOBE	Kent, OH	814	1,215	—	—	—	—	814	1,215	—	2,029	191	1994	4/28/2017	10 - 50
BOBE	Waynesburg, PA	389	1,758	—	—	—	—	389	1,758	—	2,147	303	2006	4/28/2017	10 - 50
BOBE	Kanawha City, WV	405	1,899	—	—	—	—	405	1,899	—	2,304	289	2000	4/28/2017	10 - 50
BOBE	Lima, OH	1,382	1,461	—	—	—	—	1,382	1,461	—	2,843	257	1988	4/28/2017	9 - 49
BOFA	Lincoln Park, MI	1,373	—	—	—	—	—	1,373	—	—	1,373	—	1992	11/19/2021	—
BOJAN	Winston-Salem, NC	838	569	—	—	—	—	838	569	—	1,407	83	1983	1/29/2020	10 - 25
BOJAN	Columbia, SC	1,158	824	—	—	—	—	1,158	824	—	1,982	80	1999	12/23/2020	10 - 25
BOJAN	Murphy, NC	1,533	798	—	—	—	—	1,533	798	—	2,331	73	2014	8/5/2021	10 - 25
BP	South Elgin, IL	3,056	—	—	—	—	—	3,056	—	—	3,056	—	2004	7/14/2020	—
BRNSC	St. Louis, MO	331	1,272	—	—	—	—	331	1,272	—	1,603	6	1974	11/21/2022	10 - 20
BUBBA	El Paso, TX	2,912	—	—	—	—	—	2,912	—	—	2,912	—	2000	11/30/2022	—
BWW	Burlington, IA	137	2,530	—	—	—	—	137	2,530	—	2,667	401	2010	9/15/2016	10 - 49
BWW	Galesburg, IL	157	2,510	—	—	—	—	157	2,510	—	2,667	430	2009	9/15/2016	10 - 46
BWW	Macomb, IL	138	2,528	—	—	—	—	138	2,528	—	2,666	409	2009	9/15/2016	10 - 48
BWW	Springfield, IL	825	2,352	—	—	—	—	825	2,352	—	3,177	317	2006	1/10/2018	10 - 50
BWW	Quincy, IL	676	2,378	—	—	—	—	676	2,378	—	3,054	301	2007	1/10/2018	10 - 50
BWW	Orange Park, FL	1,768	—	—	—	—	—	1,768	—	—	1,768	—	1997	1/12/2018	—
BWW	Florence, SC	1,638	—	—	—	—	—	1,638	—	—	1,638	—	2011	6/29/2018	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BWW	Austin, TX	1,250	—	—	—	—	—	1,250	—	—	1,250	—	2010	7/16/2018	—
BWW	Hendersonville, TN	1,401	—	—	—	—	—	1,401	—	—	1,401	—	2009	8/8/2018	—
BWW	Grand Junction, CO	1,182	—	—	—	—	—	1,182	—	—	1,182	—	2004	1/18/2019	—
BWW	Loredo, TX	1,287	1,923	—	—	—	—	1,287	1,923	—	3,210	233	2001	2/8/2019	10 - 45
BWW	Rockaway, NJ	787	—	—	—	—	—	787	—	—	787	—	2013	2/11/2019	—
BWW	Centerville, GA	1,001	—	—	—	—	—	1,001	—	—	1,001	—	2011	8/1/2019	—
BWW	Mansfield, TX	1,438	845	—	—	—	—	1,438	845	—	2,283	139	2007	10/21/2019	10 - 25
BWW	Fort Worth, TX	1,484	922	—	—	854	—	1,484	1,776	—	3,260	144	2007	11/4/2019	10 - 25
BWW	Racine, WI	1,898	—	—	—	—	—	1,898	—	—	1,898	—	2013	11/12/2019	—
BWW	Suffolk, VA	602	1,779	—	—	—	—	602	1,779	—	2,381	181	2012	12/31/2018	9 - 49
BWW	Mansfield, TX	—	79	—	—	—	—	—	79	—	79	14	2007	10/21/2019	15
BWW	Gastonia, NC	1,373	—	—	—	—	—	1,373	—	—	1,373	—	2009	10/14/2020	—
BWW	Whitehall, PA	1,685	—	—	—	—	—	1,685	—	—	1,685	—	2013	9/24/2021	—
BWW	Mount Prospect, IL	2,127	—	—	—	—	—	2,127	—	—	2,127	—	2005	8/8/2022	—
BWW	Forsyth, IL	1,616	1,969	—	—	—	—	1,616	1,969	—	3,585	—	2008	12/23/2022	10 - 35
BWW	Springfield, IL	822	1,816	—	—	—	—	822	1,816	—	2,638	—	2011	12/23/2022	10 - 35
BWW	Peru, IL	704	1,857	—	—	—	—	704	1,857	—	2,561	—	2009	12/23/2022	10 - 35
BWW	Peoria, IL	1,835	2,273	—	—	—	—	1,835	2,273	—	4,108	—	2004	12/23/2022	10 - 35
BWW	Bridgewater, NJ	3,862	2,324	—	—	—	—	3,862	2,324	—	6,186	23	2002	9/26/2022	10 - 30
BWW	West Windsor, NJ	1,961	2,406	—	—	—	—	1,961	2,406	—	4,367	34	2015	9/26/2022	10 - 30
CALCO	Mt Pleasant, IL	1,705	654	—	—	—	—	1,705	654	—	2,359	143	1982	7/15/2020	2 - 15
CALCO	Palatine, IL	2,010	694	—	—	—	—	2,010	694	—	2,704	145	1998	9/24/2020	3 - 15
CALCO	Fort Wayne, IN	580	2,444	—	—	—	—	580	2,444	—	3,024	164	1994	11/16/2020	14 - 49
CALCO	Denver, CO	1,853	—	—	—	—	—	1,853	—	—	1,853	—	1962	12/9/2020	—
CALCO	Midwest City, OK	1,781	—	—	—	—	—	1,781	—	—	1,781	—	1984	12/9/2020	—
CALCO	Troy, NY	1,671	1,266	—	—	—	—	1,671	1,266	—	2,937	55	1940	9/21/2021	5 - 35
CALCO	Clifton Park, NY	1,332	978	—	—	—	—	1,332	978	—	2,310	46	1977	9/21/2021	5 - 35
CALCO	Queensbury, NY	403	1,232	—	—	17	—	403	1,249	—	1,652	86	1988	9/21/2021	10 - 35
CALCO	Moraine, OH	182	1,047	—	—	144	—	182	1,191	—	1,373	93	1968	9/20/2021	5 - 25
CALCO	Hamilton, OH	210	567	—	—	—	—	210	567	—	777	67	1995	9/20/2021	5 - 20
CALCO	Cincinnati, OH	104	680	—	—	—	—	104	680	—	784	34	1983	9/20/2021	10 - 30
CALCO	Loveland, OH	102	316	—	—	—	—	102	316	—	418	42	1989	9/20/2021	5 - 15
CALCO	Dayton, OH	142	510	—	—	176	—	142	686	—	828	74	1972	9/20/2021	5 - 20
CALCO	Cincinnati, OH	124	554	—	—	—	—	124	554	—	678	39	1980	11/3/2021	10 - 20
CALCO	Lebanon, OH	93	181	—	—	—	—	93	181	—	274	28	1967	11/3/2021	5 - 10
CALCO	Philadelphia, PA	1,070	1,898	—	—	—	—	1,070	1,898	—	2,968	90	1980	12/30/2021	5 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CALCO	Norfolk, VA	384	935	—	—	—	—	384	935	—	1,319	35	1957	8/26/2021	11 - 41
CALCO	Fond du Lac, WI	320	1,491	—	—	—	—	320	1,491	—	1,811	93	1997	3/12/2021	15 - 44
CALCO	Indianapolis, IN	687	2,065	—	—	—	—	687	2,065	—	2,752	9	1998	11/29/2022	10 - 30
CALCO	Beech Grove, IN	249	1,323	—	—	—	—	249	1,323	—	1,572	5	1978	11/29/2022	10 - 25
CALCO	Indianapolis, IN	42	475	—	—	—	—	42	475	—	517	2	1968	11/29/2022	10 - 20
CALCO	Bowling Green, KY	408	824	—	—	—	—	408	824	—	1,232	7	1982	11/15/2022	10 - 25
CALCO	Grand Rapids, MI	274	801	—	—	—	—	274	801	—	1,075	28	1963	7/12/2022	10 - 15
CALCO	Kalamazoo, MI	81	814	—	—	—	—	81	814	—	895	16	1947	9/9/2022	5 - 20
CALCO	Brentwood, TN	1,762	3,946	—	—	—	—	1,762	3,946	—	5,708	13	1989	11/17/2022	10 - 35
CALCO	Janesville, WI	520	1,302	—	—	—	—	520	1,302	—	1,822	29	1997	5/25/2022	10 - 35
CAPON	Hyattsville, MD	1,506	789	—	—	—	—	1,506	789	—	2,295	18	1962	8/5/2022	10 - 20
CARRAB	Palm Coast , FL	2,146	—	—	—	—	—	2,146	—	—	2,146	—	2012	6/13/2019	—
CARRAB	Charleston, SC	1,334	—	—	—	—	—	1,334	—	—	1,334	—	2003	7/13/2020	—
CARRAB	Tallahassee, FL	3,814	—	—	—	—	—	3,814	—	—	3,814	—	2000	12/22/2020	—
CARRAB	Independence, MO	1,566	—	—	—	—	—	1,566	—	—	1,566	—	2002	10/28/2021	—
CCKFA	Overland Park, KS	2,743	5,126	—	—	—	—	2,743	5,126	—	7,869	15	2003	12/2/2022	10 - 30
CEC	Florence, SC	887	—	—	—	—	—	887	—	—	887	—	2006	8/5/2022	—
CFILA	Cedar Rapids, IA	1,894	—	—	—	—	—	1,894	—	—	1,894	—	2012	1/12/2018	—
CFILA	Sioux City, IA	1,162	—	—	—	—	—	1,162	—	—	1,162	—	2012	6/28/2019	—
CFILA	Rehoboth Beach, DE	2,081	—	—	—	—	—	2,081	—	—	2,081	—	2013	12/24/2019	—
CFILA	Ft. Wayne, IN	2,251	—	—	—	—	—	2,251	—	—	2,251	—	2019	12/24/2019	—
CFILA	Carmel, IN	1,056	—	—	—	—	—	1,056	—	—	1,056	—	2006	9/17/2020	—
CFILA	Florissant, MO	1,416	—	—	—	—	—	1,416	—	—	1,416	—	2019	12/18/2020	—
CFILA	Florence, SC	1,869	—	—	—	—	—	1,869	—	—	1,869	—	2018	3/3/2020	—
CFILA	Manchester, CT	3,265	—	—	—	—	—	3,265	—	—	3,265	—	2021	12/30/2021	—
CHASE	New Iberia, LA	1,739	—	—	—	—	—	1,739	—	—	1,739	—	2021	6/29/2021	—
CHEDD	Pensacola, FL	1,530	—	—	—	—	—	1,530	—	—	1,530	—	1991	6/29/2018	—
CHILI	Bloomingdale, IL	1,111	—	—	—	—	—	1,111	—	—	1,111	—	1990	1/12/2018	—
CHILI	Baton Rouge, LA	1,146	1,077	—	—	—	—	1,146	1,077	—	2,223	208	1985	8/8/2018	5 - 30
CHILI	Mesquite, TX	2,180	2,938	—	—	—	—	2,180	2,938	—	5,118	306	2012	8/8/2018	13 - 53
CHILI	Palm Bay, FL	1,666	2,881	—	—	—	—	1,666	2,881	—	4,547	315	1994	8/8/2018	12 - 52
CHILI	Madison, TN	1,178	2,372	—	—	—	—	1,178	2,372	—	3,550	266	1989	8/8/2018	11 - 51
CHILI	Ocala, FL	2,017	2,216	—	—	—	—	2,017	2,216	—	4,233	269	1989	8/8/2018	11 - 51
CHILI	Palmdale, CA	1,234	2,573	—	—	—	—	1,234	2,573	—	3,807	284	1991	8/8/2018	9 - 49

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CHILI	Sebring, FL	1,568	2,275	—	—	—	—	1,568	2,275	—	3,843	263	1992	8/8/2018	11 - 51
CHILI	Tarpon Springs, FL	1,394	2,232	—	—	—	—	1,394	2,232	—	3,626	273	1994	8/8/2018	10 - 50
CHILI	Peoria, AZ	867	1,199	—	—	—	—	867	1,199	—	2,066	236	1993	8/8/2018	5 - 31
CHILI	The Woodlands, TX	1,445	1,218	—	—	—	—	1,445	1,218	—	2,663	221	1995	8/8/2018	5 - 35
CHILI	Orlando, FL	2,106	1,376	—	—	—	—	2,106	1,376	—	3,482	244	1994	8/8/2018	5 - 35
CHILI	Kissimmee, FL	2,101	2,052	—	—	—	—	2,101	2,052	—	4,153	268	1994	8/8/2018	7 - 47
CHILI	Mesa, AZ	1,295	1,628	—	—	—	—	1,295	1,628	—	2,923	256	1994	8/8/2018	5 - 40
CHILI	Katy, TX	1,930	1,907	—	—	—	—	1,930	1,907	—	3,837	255	1995	8/8/2018	10 - 45
CHILI	McAllen, TX	759	1,691	—	—	—	—	759	1,691	—	2,450	268	1994	8/8/2018	5 - 35
CHILI	Winter Haven, FL	922	1,926	—	—	—	—	922	1,926	—	2,848	251	1995	8/8/2018	7 - 47
CHILI	Ormond Beach, FL	545	1,104	—	—	—	—	545	1,104	—	1,649	195	1995	8/8/2018	3 - 32
CHILI	Pembroke Pines, FL	1,757	1,514	—	—	—	—	1,757	1,514	—	3,271	273	1996	8/8/2018	5 - 40
CHILI	High Point, NC	955	1,446	—	—	—	—	955	1,446	—	2,401	194	1996	8/8/2018	5 - 55
CHILI	Anderson, SC	1,647	2,252	—	—	—	—	1,647	2,252	—	3,899	247	1995	8/8/2018	13 - 53
CHILI	Burleson, TX	2,612	2,321	—	—	—	—	2,612	2,321	—	4,933	333	1998	8/8/2018	5 - 45
CHILI	Brownsville, TX	2,111	2,868	—	—	—	—	2,111	2,868	—	4,979	315	1999	8/8/2018	12 - 52
CHILI	Hermitage, TN	1,226	1,564	—	—	—	—	1,226	1,564	—	2,790	249	2000	8/8/2018	5 - 39
CHILI	Reno, NV	723	2,496	—	—	—	—	723	2,496	—	3,219	256	2002	8/8/2018	10 - 50
CHILI	Bartlesville, OK	1,497	1,571	—	—	—	—	1,497	1,571	—	3,068	204	2002	8/8/2018	10 - 50
CHILI	Gallatin, TN	821	1,613	—	—	—	—	821	1,613	—	2,434	202	2002	8/8/2018	10 - 50
CHILI	Tampa, FL	920	1,839	—	—	—	—	920	1,839	—	2,759	258	2002	8/8/2018	7 - 40
CHILI	Atascocita, TX	1,953	2,256	—	—	—	—	1,953	2,256	—	4,209	259	2002	8/8/2018	12 - 52
CHILI	Canon City, CO	709	1,928	—	—	—	—	709	1,928	—	2,637	225	2002	8/8/2018	10 - 50
CHILI	Chattanooga, TN	350	1,852	—	—	—	—	350	1,852	—	2,202	177	2003	8/8/2018	11 - 51
CHILI	Hobbs, NM	1,424	1,746	—	—	—	—	1,424	1,746	—	3,170	216	2003	8/8/2018	10 - 50
CHILI	Gonzales, LA	1,681	2,292	—	—	—	—	1,681	2,292	—	3,973	261	2003	8/8/2018	10 - 50
CHILI	Tupelo, MS	890	1,514	—	—	—	—	890	1,514	—	2,404	242	2003	8/8/2018	5 - 40
CHILI	Las Cruces, NM	1,645	1,720	—	—	—	—	1,645	1,720	—	3,365	244	1991	8/8/2018	7 - 45
CHILI	Carson City, NV	775	467	—	—	—	—	775	467	—	1,242	110	2004	8/8/2018	5 - 41
CHILI	Lady Lake, FL	2,474	2,618	—	—	—	—	2,474	2,618	—	5,092	315	2004	8/8/2018	12 - 52
CHILI	Lone Tree, CO	753	1,511	—	—	—	—	753	1,511	—	2,264	234	2004	8/8/2018	5 - 41
CHILI	Bristol, VA	1,059	1,563	—	—	—	—	1,059	1,563	—	2,622	253	2004	8/8/2018	5 - 41
CHILI	Trinity, FL	1,701	2,613	—	—	—	—	1,701	2,613	—	4,314	287	2004	8/8/2018	13 - 53
CHILI	Kingsville, TX	1,254	1,719	—	—	—	—	1,254	1,719	—	2,973	210	2004	8/8/2018	9 - 49
CHILI	Conroe, TX	1,224	1,661	—	—	—	—	1,224	1,661	—	2,885	241	2004	8/8/2018	7 - 45

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CHILI	Portland, TX	1,537	2,089	—	—	—	—	1,537	2,089	—	3,626	268	2005	8/8/2018	10 - 45
CHILI	Plainview, TX	657	1,302	—	—	—	—	657	1,302	—	1,959	180	2005	8/8/2018	5 - 45
CHILI	Pinellas Park, FL	2,857	2,352	—	—	—	—	2,857	2,352	—	5,209	275	2005	8/8/2018	10 - 50
CHILI	Conyers, GA	1,049	2,168	—	—	—	—	1,049	2,168	—	3,217	270	2000	8/8/2018	7 - 45
CHILI	Eagle Pass, TX	1,338	1,859	—	—	—	—	1,338	1,859	—	3,197	262	2007	8/8/2018	5 - 45
CHILI	Enid, OK	1,712	2,805	—	—	—	—	1,712	2,805	—	4,517	338	1996	9/14/2018	10 - 45
CHILI	Lawton, OK	1,072	1,197	—	—	—	—	1,072	1,197	—	2,269	187	1999	9/14/2018	3 - 36
CHILI	Austin, TX	988	1,330	—	—	—	—	988	1,330	—	2,318	157	2003	9/14/2018	1 - 41
CHILI	Greenville, TX	1,495	1,431	—	—	—	—	1,495	1,431	—	2,926	197	2002	9/28/2018	10 - 45
CHILI	Arcadia, FL	1,575	1,408	—	—	—	—	1,575	1,408	—	2,983	207	2005	9/28/2018	5 - 45
CHILI	Aurora, CO	649	1,534	—	—	—	—	649	1,534	—	2,183	209	1990	10/23/2018	5 - 40
CHILI	Coralville, IA	1,628	—	—	—	—	—	1,628	—	—	1,628	—	1998	12/26/2019	—
CHILI	Alamosa, CO	1,992	1,206	—	—	—	—	1,992	1,206	—	3,198	136	2007	12/27/2019	10 - 35
CHILI	Pueblo, CO	800	1,694	—	—	—	—	800	1,694	—	2,494	205	2005	12/27/2019	10 - 35
CHILI	Lafayette, LA	3,183	1,579	—	—	—	—	3,183	1,579	—	4,762	182	2005	12/27/2019	10 - 35
CHILI	Southaven, MS	2,332	1,770	—	—	—	—	2,332	1,770	—	4,102	195	2000	12/27/2019	10 - 35
CHILI	Shawnee, OK	2,077	1,370	—	—	—	—	2,077	1,370	—	3,447	152	2001	12/27/2019	10 - 35
CHILI	Harlingen, TX	3,054	1,630	—	—	—	—	3,054	1,630	—	4,684	198	1998	12/27/2019	10 - 35
CHILI	Seguin, TX	2,350	1,778	—	—	—	—	2,350	1,778	—	4,128	196	2004	12/27/2019	10 - 35
CHILI	Carmel, IN	1,273	—	—	—	—	—	1,273	—	—	1,273	—	1993	2/13/2020	—
CHILI	Kokomo, IN	858	—	—	—	—	—	858	—	—	858	—	1999	2/13/2020	—
CHILI	Aiken, SC	1,407	1,565	—	—	—	—	1,407	1,565	—	2,972	111	2001	12/31/2020	13 - 38
CHILI	Brunswick, GA	293	717	—	—	—	—	293	717	—	1,010	75	1998	1/29/2021	10 - 30
CHILI	Hinesville, GA	2,406	883	—	—	—	—	2,406	883	—	3,289	57	2006	3/1/2021	10 - 40
CHILI	Pittsfield, MA	1,717	—	—	—	—	—	1,717	—	—	1,717	—	2018	4/1/2021	—
CHILI	Linthicum, MD	2,341	1,868	—	—	—	—	2,341	1,868	—	4,209	76	2009	9/2/2021	10 - 40
CHILI	Salisbury, MD	1,467	1,279	—	—	—	—	1,467	1,279	—	2,746	76	2003	9/2/2021	7 - 33
CHILI	Kansas City, MO	1,663	1,644	—	—	—	—	1,663	1,644	—	3,307	78	1997	10/15/2021	10 - 35
CHILI	Rochester, NY	322	1,441	—	—	—	—	322	1,441	—	1,763	87	1992	6/10/2021	10 - 35
CHILI	Gainesville, TX	1,230	1,363	—	—	—	—	1,230	1,363	—	2,593	87	2003	6/16/2021	10 - 40
CHILI	Midlothian, VA	663	1,281	—	—	—	—	663	1,281	—	1,944	83	2005	3/26/2021	10 - 40
CHILI	Culpeper, VA	2,781	1,427	—	—	—	—	2,781	1,427	—	4,208	78	2005	9/2/2021	10 - 33
CHILI	Lynchburg, VA	1,924	1,776	—	—	—	—	1,924	1,776	—	3,700	78	2016	9/2/2021	10 - 40
CHILI	Chester, VA	1,382	1,860	—	—	—	—	1,382	1,860	—	3,242	91	2016	9/2/2021	10 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CHILI	Sterling, VA	1,295	1,687	—	—	—	—	1,295	1,687	—	2,982	79	2004	9/2/2021	10 - 37
CHILI	Littleton, CO	3,323	—	—	—	—	—	3,323	—	—	3,323	—	1985	2/25/2022	—
CHILI	St. Petersburg, FL	2,515	—	—	—	—	—	2,515	—	—	2,515	—	2018	11/22/2022	—
CHILI	Sumter, SC	2,016	1,193	—	—	—	—	2,016	1,193	—	3,209	42	2004	2/25/2022	10 - 35
CHIP	Florence, SC	758	402	—	—	—	—	758	402	—	1,160	60	2013	3/3/2020	10 - 25
CIRCK	Pawleys Island, SC	1,555	—	—	—	—	—	1,555	—	—	1,555	—	2003	12/23/2020	—
CIRCK	Homer Glen, OK	1,428	776	—	—	—	—	1,428	776	—	2,204	40	1998	6/29/2021	10 - 40
CIRCK	Urbana, IL	1,957	1,014	—	—	—	—	1,957	1,014	—	2,971	47	2005	12/23/2021	10 - 35
CIRCK	Aurora, IL	3,624	—	—	—	—	—	3,624	—	—	3,624	—	2006	9/15/2022	—
CITI	Bloomingdale, IL	1,328	—	—	—	—	—	1,328	—	—	1,328	—	1991	10/18/2019	—
COHWK	Gurnee, IL	6,149	—	—	—	—	—	6,149	—	—	6,149	—	2022	12/19/2022	—
COLUM	Columbia, MO	1,006	—	—	—	—	—	1,006	—	—	1,006	—	1998	2/21/2020	—
CRLJR	Logan, UT	848	—	—	—	—	—	848	—	—	848	—	1997	6/7/2019	—
DAVTA	Eau Claire, WI	201	791	—	—	—	—	201	791	—	992	71	1996	6/10/2021	7 - 27
DAVTA	Kansas City, KS	672	1,408	—	—	—	—	672	1,408	—	2,080	32	1999	6/24/2022	10 - 25
DENNY	Amherst, OH	460	998	—	—	—	—	460	998	—	1,458	216	1971	11/9/2016	10 - 40
DTIRE	Coralville, IA	2,142	—	—	—	—	—	2,142	—	—	2,142	—	1998	12/26/2019	—
EXOIL	Columbus, MS	1,294	765	—	—	—	—	1,294	765	—	2,059	28	2001	12/22/2021	10 - 37
EXOIL	Starkville, MS	1,421	879	—	—	—	—	1,421	879	—	2,300	30	1996	12/22/2021	10 - 35
EXOIL	Columbus, MS	861	564	—	—	—	—	861	564	—	1,425	19	1970	3/30/2022	10 - 35
FAZOL	Lafayette, IN	244	522	—	—	—	—	244	522	—	766	126	1996	11/9/2016	5 - 40
FEDEX	Oklahoma City, OK	862	—	—	—	—	—	862	—	—	862	—	1999	2/21/2020	—
FMBNK	East Moline, IL	717	919	—	—	—	—	717	919	—	1,636	36	1979	12/20/2021	5 - 35
FMBNK	Sandwich, IL	387	992	—	—	—	—	387	992	—	1,379	30	2012	12/20/2021	6 - 41
FMBNK	Johnsburg, IL	1,216	827	—	—	—	—	1,216	827	—	2,043	52	1988	12/20/2021	5 - 35
FRES	Ft. Wayne, IN	974	1,450	—	—	—	—	974	1,450	—	2,424	108	2001	3/26/2021	10 - 30
FRES	Shreveport, LA	1,043	1,898	—	—	6	—	1,043	1,904	—	2,947	98	2008	9/3/2021	10 - 35
FRES	Baton Rouge, LA	579	1,305	—	—	—	—	579	1,305	—	1,884	30	2001	3/31/2022	10 - 40
FRES	Baton Rouge, LA	482	1,201	—	—	—	—	482	1,201	—	1,683	30	2005	3/31/2022	10 - 40
FRES	Denham Springs, LA	998	1,272	—	—	—	—	998	1,272	—	2,270	35	2007	3/31/2022	10 - 40
FRES	Plaquemine, LA	520	1,047	—	—	—	—	520	1,047	—	1,567	24	1998	3/31/2022	10 - 40
FRES	Praireville, LA	525	965	—	—	—	—	525	965	—	1,490	24	2000	3/31/2022	5 - 40
FRES	Davison, MI	784	1,841	—	—	—	—	784	1,841	—	2,625	49	2000	3/21/2022	10 - 35
FRES	Raleigh, NC	1,309	1,953	—	—	—	—	1,309	1,953	—	3,262	45	2004	4/20/2022	10 - 35
FRSTN	Hagerstown, MD	994	—	—	—	—	—	994	—	—	994	—	2007	6/23/2020	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
FRSTN	Carpentersville, IL	2,118	1,407	—	—	—	—	2,118	1,407	—	3,525	66	2010	9/7/2021	10 - 35
FRSTN	St. Louis, MO	2,117	1,166	—	—	—	—	2,117	1,166	—	3,283	77	2011	2/23/2021	10 - 40
FRSTN	Aurora, IL	2,404	—	—	—	—	—	2,404	—	—	2,404	—	2007	9/15/2022	—
FRSTN	Arnold, MO	425	1,141	—	—	—	—	425	1,141	—	1,566	4	1998	11/22/2022	10 - 30
GERCO	Milwaukee, WI	202	1,392	—	—	—	—	202	1,392	—	1,594	75	1953	8/18/2021	10 - 30
GERCO	Dallas, TX	963	1,642	—	—	—	—	963	1,642	—	2,605	—	1978	12/20/2022	10 - 35
GOOD	New Orleans, LA	427	706	—	—	—	—	427	706	—	1,133	49	2004	8/17/2021	5 - 30
GOOD	Strongsville, OH	2,389	920	—	—	—	—	2,389	920	—	3,309	64	2015	1/28/2021	10 - 40
HARDE	Baxley, GA	644	1,258	—	—	—	—	644	1,258	—	1,902	296	1983	12/15/2016	10 - 40
HARDE	Vidalia, GA	364	1,232	—	—	—	—	364	1,232	—	1,596	190	2007	12/15/2016	10 - 50
HARDE	Hazlehurst, GA	461	1,516	—	—	—	—	461	1,516	—	1,977	228	2013	12/15/2016	12 - 52
HARDE	Sioux City, IA	901	—	—	—	—	—	901	—	—	901	—	1979	6/28/2019	—
HBANK	Traverse City, MI	805	—	—	—	—	—	805	—	—	805	—	1992	2/21/2020	—
HKREL	El Paso, TX	3,124	—	—	—	—	—	3,124	—	—	3,124	—	2002	8/31/2022	—
HLTHY	Phoenix, AZ	410	1,256	—	—	—	—	410	1,256	—	1,666	25	1960	5/18/2022	10 - 35
HOLDY	Coralville, IA	1,318	—	—	—	—	—	1,318	—	—	1,318	—	2000	12/26/2019	—
HRTLD	Wichita, KS	1,400	1,469	—	—	—	—	1,400	1,469	—	2,869	27	2013	5/27/2022	10 - 40
IHOP	Grand Junction, CO	853	—	—	—	—	—	853	—	—	853	—	2002	1/18/2019	—
IHOP	Christiansburg, VA	739	—	—	250	—	—	989	—	—	989	—	1998	4/19/2019	—
IHOP	Spokane Valley, WA	572	660	—	—	—	—	572	660	—	1,232	113	2001	2/21/2020	8 - 25
IHOP	Florence, SC	1,106	—	—	—	—	—	1,106	—	—	1,106	—	2000	6/30/2020	—
IHOP	El Paso, TX	1,714	—	—	—	—	—	1,714	—	—	1,714	—	2002	8/31/2022	—
JARED	Hoover, AL	2,153	—	—	—	—	—	2,153	—	—	2,153	—	2013	3/30/2022	—
JKBOX	Sierra Vista, AZ	1,136	—	—	—	—	—	1,136	—	—	1,136	—	2007	12/22/2021	—
JLUBE	Carmel, IN	1,280	352	—	—	—	—	1,280	352	—	1,632	36	1993	12/31/2020	10 - 30
JLUBE	Indianapolis, IN	1,264	541	—	—	—	—	1,264	541	—	1,805	—	1992	12/20/2022	10 - 35
JLUBE	Brownsburg, IN	1,242	563	—	—	—	—	1,242	563	—	1,805	—	1995	12/20/2022	10 - 35
JLUBE	Indianapolis, IN	1,095	489	—	—	—	—	1,095	489	—	1,584	—	1987	12/20/2022	10 - 35
JLUBE	Merrillville, IN	1,017	503	—	—	—	—	1,017	503	—	1,520	—	1981	12/20/2022	10 - 35
JLUBE	South Bend, IN	928	497	—	—	—	—	928	497	—	1,425	—	2004	12/20/2022	10 - 35
KCAUT	Liberty, MO	927	1,020	—	—	—	—	927	1,020	—	1,947	28	1997	4/14/2022	10 - 35
KCAUT	Kansas City, MO	822	1,135	—	—	—	—	822	1,135	—	1,957	30	2015	4/14/2022	10 - 35
KCAUT	Independence, MO	653	821	—	—	—	—	653	821	—	1,474	17	1990	5/19/2022	10 - 35
KFC	Detroit, MI	294	916	—	—	—	—	294	916	—	1,210	154	1997	9/14/2016	5 - 43

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
KFC	Auburn Hills, MI	98	925	—	—	—	—	98	925	—	1,023	166	2002	9/14/2016	5 - 43
KFC	Detroit, MI	75	732	—	—	—	—	75	732	—	807	140	1984	9/14/2016	5 - 40
KFC	Detroit, MI	323	635	—	—	—	—	323	635	—	958	139	1984	9/14/2016	5 - 40
KFC	Altoona, WI	195	1,714	—	—	—	—	195	1,714	—	1,909	279	1993	11/10/2016	10 - 45
KFC	LaCrosse, WI	216	893	—	—	—	—	216	893	—	1,109	201	1979	11/10/2016	5 - 40
KFC	Rice Lake, WI	215	1,045	—	—	—	—	215	1,045	—	1,260	228	1991	11/10/2016	5 - 40
KFC	Chippewa Falls, WI	167	924	—	—	—	—	167	924	—	1,091	177	2003	11/10/2016	5 - 40
KFC	LaCrosse, WI	245	1,042	—	—	—	—	245	1,042	—	1,287	218	1972	11/10/2016	5 - 40
KFC	Stevens Point, WI	92	697	—	—	—	—	92	697	—	789	140	1984	11/10/2016	5 - 40
KFC	Wisconsin Rapids, WI	179	1,928	—	—	—	—	179	1,928	—	2,107	308	1991	11/10/2016	10 - 45
KFC	Wausau, WI	126	1,387	—	—	—	—	126	1,387	—	1,513	220	1979	11/10/2016	10 - 45
KFC	Escanaba, MI	143	1,362	—	—	—	—	143	1,362	—	1,505	230	1985	11/10/2016	10 - 43
KFC	Menominee, MI	93	862	—	—	—	—	93	862	—	955	179	1995	11/10/2016	10 - 40
KFC	Goshen, IN	95	1,041	—	—	—	—	95	1,041	—	1,136	205	1976	11/10/2016	5 - 40
KFC	South Bend, IN	141	868	—	—	—	—	141	868	—	1,009	193	1970	11/10/2016	5 - 40
KFC	South Bend, IN	155	774	—	—	—	—	155	774	—	929	180	1973	11/10/2016	5 - 40
KFC	Mishawaka, IN	72	1,510	—	—	—	—	72	1,510	—	1,582	228	1978	11/10/2016	10 - 45
KFC	Kokomo, IN	118	1,093	—	—	—	—	118	1,093	—	1,211	203	1994	11/10/2016	10 - 40
KFC	Kokomo, IN	141	1,798	—	—	—	—	141	1,798	—	1,939	288	1994	11/10/2016	10 - 45
KFC	Birmingham, AL	1,062	592	—	—	—	—	1,062	592	—	1,654	65	1991	12/8/2020	10 - 25
KFC	Fairfield, AL	1,006	543	—	—	—	—	1,006	543	—	1,549	63	1995	12/8/2020	10 - 22
KFC	Birmingham, AL	1,101	556	—	—	—	—	1,101	556	—	1,657	86	2002	12/8/2020	7 - 18
KFC	Hueytown, AL	719	589	—	—	—	—	719	589	—	1,308	67	1988	12/8/2020	10 - 22
KFC	Birmingham, AL	1,102	495	—	—	—	—	1,102	495	—	1,597	58	1995	12/8/2020	10 - 22
KFC	Forestdale, AL	972	544	—	—	—	—	972	544	—	1,516	66	1995	12/8/2020	10 - 20
KFC	Bessemer, AL	1,105	521	—	—	—	—	1,105	521	—	1,626	65	1994	12/8/2020	10 - 20
KFC	Gardendale, AL	926	695	—	—	—	—	926	695	—	1,621	75	1988	12/8/2020	10 - 25
KFC	Huntsville, AL	694	776	—	—	—	—	694	776	—	1,470	83	1976	12/8/2020	10 - 22
KFC	Decatur, AL	734	739	—	—	—	—	734	739	—	1,473	84	1993	12/8/2020	10 - 20
KFC	Huntsville, AL	678	762	—	—	—	—	678	762	—	1,440	79	2004	12/8/2020	10 - 25
KFC	Madison, AL	845	580	—	—	—	—	845	580	—	1,425	74	1986	12/8/2020	10 - 20
KFC	Madison, AL	966	765	—	—	—	—	966	765	—	1,731	89	1999	12/8/2020	10 - 22
KRIS	El Paso, TX	2,483	—	—	—	—	—	2,483	—	—	2,483	—	2003	8/31/2022	—
KRIS	Troy, MI	1,480	—	—	—	—	—	1,480	—	—	1,480	—	2003	12/24/2019	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
KRYST	Gardendale, AL	723	376	—	—	—	—	723	376	—	1,099	88	1976	9/27/2019	5 - 20
KRYST	Lenoir City, TN	1,124	338	—	—	—	—	1,124	338	—	1,462	79	1998	10/10/2019	5 - 20
KRYST	Pratville, AL	1,077	385	—	—	—	—	1,077	385	—	1,462	89	1998	10/11/2019	5 - 20
KUMGO	Sand Springs, OK	974	598	—	—	—	—	974	598	—	1,572	41	2001	6/4/2021	10 - 35
LONGH	Tucker, GA	1,407	923	10	—	339	214	1,407	1,262	224	2,893	1,048	1986	10/1/2007	2 - 43
LONGH	Snellville, GA	1,911	925	76	—	422	147	1,911	1,347	223	3,481	1,074	1992	10/1/2007	2 - 43
LONGH	Macon, GA	1,249	718	30	—	420	204	1,249	1,138	234	2,621	1,103	1992	10/1/2007	2 - 44
LONGH	Augusta, GA	1,631	845	46	—	300	103	1,631	1,145	149	2,925	969	1993	10/1/2007	2 - 42
LONGH	Ocala, FL	1,210	1,100	17	—	579	112	1,210	1,679	129	3,018	1,391	1993	10/1/2007	2 - 42
LONGH	Altamonte Springs, FL	1,649	974	22	—	450	135	1,649	1,424	157	3,230	1,022	1994	10/1/2007	2 - 44
LONGH	Florence, KY	—	741	52	1,191	347	165	1,191	1,088	217	2,496	883	1994	10/1/2007	2 - 47
LONGH	Gainesville, GA	1,537	965	19	—	348	140	1,537	1,313	159	3,009	1,015	1995	10/1/2007	2 - 43
LONGH	Peachtree City, GA	1,485	1,080	9	—	457	159	1,485	1,537	168	3,190	1,166	1995	10/1/2007	2 - 43
LONGH	Lawrenceville, GA	1,865	1,116	17	—	451	117	1,865	1,567	134	3,566	1,103	1996	10/1/2007	2 - 42
LONGH	Jensen Beach, FL	1,322	1,082	33	—	347	153	1,322	1,429	186	2,937	1,098	1996	10/1/2007	2 - 42
LONGH	Destin, FL	2,053	793	16	—	357	224	2,053	1,150	240	3,443	958	1996	10/1/2007	2 - 42
LONGH	Albany, GA	1,500	988	34	—	422	126	1,500	1,410	160	3,070	982	1997	10/1/2007	2 - 42
LONGH	Dublin, OH	1,572	1,205	18	—	510	259	1,572	1,715	277	3,564	1,235	1997	10/1/2007	2 - 42
LONGH	Columbia, SC	1,677	1,291	23	—	495	176	1,677	1,786	199	3,662	1,264	1997	10/1/2007	2 - 42
LONGH	Pineville, NC	1,262	879	11	—	495	195	1,262	1,374	206	2,842	955	1998	10/1/2007	2 - 44
LONGH	Johns Creek, GA	1,694	1,089	18	—	203	123	1,694	1,292	141	3,127	891	1998	10/1/2007	2 - 42
LONGH	Greensboro, NC	1,438	1,017	16	—	270	152	1,438	1,287	168	2,893	849	1999	10/1/2007	2 - 44
LONGH	Huntsville, AL	1,443	983	7	—	350	194	1,443	1,333	201	2,977	884	1999	10/1/2007	2 - 44
LONGH	Hickory, NC	1,333	1,029	7	—	313	166	1,333	1,342	173	2,848	847	1999	10/1/2007	2 - 44
LONGH	Tampa, FL	1,488	1,078	6	—	297	189	1,488	1,375	195	3,058	998	2000	10/1/2007	2 - 35
LONGH	Clarksville, TN	1,662	1,097	15	—	449	112	1,662	1,546	127	3,335	909	1999	10/1/2007	2 - 43
LONGH	Orlando, FL	1,165	749	21	—	264	137	1,165	1,013	158	2,336	746	2000	10/1/2007	2 - 35
LONGH	Concord, NH	1,329	935	7	—	359	172	1,329	1,294	179	2,802	794	2000	10/1/2007	2 - 35
LONGH	Orlando, FL	1,492	1,277	52	—	297	150	1,492	1,574	202	3,268	1,009	2000	10/1/2007	2 - 35
LONGH	Medina, OH	1,189	820	12	—	268	168	1,189	1,088	180	2,457	740	2000	10/1/2007	2 - 35
LONGH	Hoover, AL	1,401	966	17	—	350	160	1,401	1,316	177	2,894	871	2001	10/1/2007	2 - 36
LONGH	Boardman, OH	954	673	17	—	285	151	954	958	168	2,080	638	2001	10/1/2007	2 - 36

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH	Prattville, AL	1,481	1,016	27	—	336	134	1,481	1,352	161	2,994	881	2001	10/1/2007	2 - 36
LONGH	Bensalem, PA	1,645	600	17	—	346	160	1,645	946	177	2,768	632	2001	10/1/2007	2 - 36
LONGH	Lee’s Summit, MO	1,705	1,219	34	—	285	88	1,705	1,504	122	3,331	835	2002	10/1/2007	2 - 37
LONGH	Germantown, MD	1,439	1,069	27	—	306	138	1,439	1,375	165	2,979	857	2002	10/1/2007	2 - 37
LONGH	Independence, OH	1,241	686	26	—	231	106	1,241	917	132	2,290	572	2002	10/1/2007	2 - 37
LONGH	Hiram, GA	1,639	1,033	25	—	374	130	1,639	1,407	155	3,201	865	2002	10/1/2007	2 - 37
LONGH	Louisville, KY	1,405	980	18	—	238	113	1,405	1,218	131	2,754	720	2002	10/1/2007	2 - 37
LONGH	Bowie, MD	1,871	1,230	21	—	257	147	1,871	1,487	168	3,526	890	2002	10/1/2007	2 - 37
LONGH	Waldorf, MD	1,929	1,167	26	—	245	162	1,929	1,412	188	3,529	868	2002	10/1/2007	2 - 37
LONGH	West Palm Beach, FL	1,781	1,228	27	—	297	132	1,781	1,525	159	3,465	901	2002	10/1/2007	2 - 37
LONGH	Columbia, MD	1,918	1,439	40	—	268	161	1,918	1,707	201	3,826	992	2003	10/1/2007	2 - 38
LONGH	East Point, GA	1,052	1,232	21	—	291	143	1,052	1,523	164	2,739	910	2003	10/1/2007	2 - 38
LONGH	Lexington, KY	1,251	874	16	—	238	162	1,251	1,112	178	2,541	705	2003	10/1/2007	2 - 42
LONGH	Winter Haven, FL	1,285	1,149	39	—	276	124	1,285	1,425	163	2,873	857	2003	10/1/2007	2 - 38
LONGH	Jacksonville, FL	795	1,302	32	—	210	128	795	1,512	160	2,467	872	2003	10/1/2007	2 - 38
LONGH	Daphne, AL	1,130	757	30	—	308	111	1,130	1,065	141	2,336	704	2003	10/1/2007	2 - 38
LONGH	Anderson, SC	1,445	990	41	—	240	111	1,445	1,230	152	2,827	730	2004	10/1/2007	2 - 39
LONGH	Palm Harbor, FL	1,406	917	32	—	263	93	1,406	1,180	125	2,711	741	2004	10/1/2007	2 - 39
LONGH	West Chester, OH	1,371	927	31	—	248	79	1,371	1,175	110	2,656	711	2004	10/1/2007	2 - 39
LONGH	Jefferson City, MO	1,342	875	60	—	196	68	1,342	1,071	128	2,541	647	2004	10/1/2007	2 - 39
LONGH	Chantilly, VA	1,568	882	50	—	262	66	1,568	1,144	116	2,828	655	2004	10/1/2007	2 - 39
LONGH	Dawsonville, GA	1,084	1,321	51	—	188	100	1,084	1,509	151	2,744	858	2004	10/1/2007	2 - 39
LONGH	Opelika, AL	1,427	1,244	36	—	202	58	1,427	1,446	94	2,967	813	2004	10/1/2007	2 - 39
LONGH	Indianapolis, IN	1,298	854	55	—	211	51	1,298	1,065	106	2,469	636	2005	10/1/2007	2 - 40
LONGH	Grove City, OH	1,566	1,067	53	—	191	61	1,566	1,258	114	2,938	721	2005	10/1/2007	2 - 40
LONGH	Springfield, IL	1,573	1,451	65	—	182	79	1,573	1,633	144	3,350	928	2005	10/1/2007	2 - 40
LONGH	Covington, GA	887	1,212	70	—	45	49	887	1,257	119	2,263	707	2005	10/1/2007	2 - 40
LONGH	West Homestead, PA	1,418	947	79	—	33	91	1,418	980	170	2,568	615	2005	10/1/2007	2 - 40
LONGH	Carrollton, GA	1,192	1,227	75	—	15	49	1,192	1,242	124	2,558	715	2005	10/1/2007	2 - 40
LONGH	Tarentum, PA	1,414	931	91	—	84	46	1,414	1,015	137	2,566	611	2005	10/1/2007	2 - 40
LONGH	Commerce, GA	647	1,476	60	—	57	89	647	1,533	149	2,329	814	2006	10/1/2007	2 - 41
LONGH	East Ellijay, GA	1,126	1,272	70	—	21	82	1,126	1,293	152	2,571	743	2006	10/1/2007	2 - 41
LONGH	Acworth, GA	1,941	1,255	70	—	23	82	1,941	1,278	152	3,371	723	2006	10/1/2007	2 - 41
LONGH	Peoria, IL	1,299	848	81	—	143	46	1,299	991	127	2,417	613	2006	10/1/2007	2 - 41

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH	Hixson, TN	1,676	1,263	84	—	40	44	1,676	1,303	128	3,107	721	2006	10/1/2007	2 - 41
LONGH	Fredericksburg, VA	1,734	1,174	89	—	42	35	1,734	1,216	124	3,074	734	2006	10/1/2007	2 - 41
LONGH	Morgantown, WV	1,223	812	89	—	27	44	1,223	839	133	2,195	556	2006	10/1/2007	2 - 41
LONGH	Florence, SC	1,628	1,352	90	—	28	35	1,628	1,380	125	3,133	726	2006	10/1/2007	2 - 41
LONGH	Portage, IN	901	1,652	105	—	59	26	901	1,711	131	2,743	888	2006	10/1/2007	2 - 41
LONGH	Macon, GA	1,052	1,840	97	—	135	38	1,052	1,975	135	3,162	1,053	2007	10/1/2007	2 - 42
LONGH	Panama City Beach, FL	1,379	1,736	99	—	47	95	1,379	1,783	194	3,356	1,018	2007	10/1/2007	2 - 42
LONGH	LaGrange, GA	979	1,527	111	—	36	52	979	1,563	163	2,705	885	2007	10/1/2007	2 - 42
LONGH	Calhoun, GA	765	1,760	109	—	(4)	36	765	1,756	145	2,666	955	2007	10/1/2007	2 - 42
LONGH	Dublin, GA	389	1,910	140	—	27	23	389	1,937	163	2,489	971	2008	1/14/2008	2 - 43
LONGH	Monroe, GA	966	1,549	164	—	30	13	966	1,579	177	2,722	825	2008	4/28/2008	2 - 43
LONGH	Denham Springs, LA	1,306	2,049	283	—	35	12	1,306	2,084	295	3,685	1,275	2008	8/25/2008	2 - 43
LONGH	Cornelia, GA	106	1,542	281	283	52	8	389	1,594	289	2,272	986	2008	12/1/2008	2 - 43
LONGH	Richmond, VA	1,442	1,758	207	—	24	14	1,442	1,782	221	3,445	972	2009	2/23/2009	2 - 44
LONGH	San Antonio, TX	907	1,504	—	—	713	560	907	2,217	560	3,684	1,414	2010	1/18/2010	2 - 40
LONGH	Orlando, FL	1,406	1,701	253	—	23	6	1,406	1,724	259	3,389	881	2010	3/8/2010	2 - 45
LONGH	Thomasville, GA	730	1,688	229	—	19	5	730	1,707	234	2,671	907	2010	4/19/2010	2 - 45
LONGH	San Antonio, TX	947	1,436	—	—	444	882	947	1,880	882	3,709	1,301	2010	5/10/2010	2 - 40
LONGH	San Antonio, TX	1,206	1,583	—	—	245	568	1,206	1,828	568	3,602	1,277	2010	7/5/2010	2 - 40
LONGH	Jackson, TN	1,398	1,257	204	—	16	8	1,398	1,273	212	2,883	691	2010	7/19/2010	2 - 45
LONGH	Conyers, GA	589	1,797	198	—	30	21	589	1,827	219	2,635	912	2010	8/2/2010	2 - 45
LONGH	San Antonio, TX	—	1,382	735	1,990	249	(132)	1,990	1,631	603	4,224	1,249	2010	10/11/2010	2 - 40
LONGH	Fort Smith, AR	953	1,610	252	—	23	10	953	1,633	262	2,848	861	2010	11/1/2010	2 - 45
LONGH	Whitehall, PA	1,307	1,901	270	—	24	7	1,307	1,925	277	3,509	967	2010	12/6/2010	2 - 45
LONGH	New Braunfels, TX	—	1,330	681	—	146	(187)	—	1,476	494	1,970	1,103	2011	1/24/2011	2 - 40
LONGH	McAllen, TX	1,128	1,600	284	—	13	13	1,128	1,613	297	3,038	836	2011	3/28/2011	2 - 46
LONGH	Kingsland, GA	849	1,564	236	—	13	5	849	1,577	241	2,667	765	2011	4/25/2011	2 - 46
LONGH	Jonesboro, AR	902	1,704	234	—	15	1	902	1,719	235	2,856	833	2011	4/25/2011	2 - 46
LONGH	Hanover, MD	1,437	2,258	252	—	45	2	1,437	2,303	254	3,994	997	2011	5/16/2011	2 - 46
LONGH	Council Bluffs, IA	869	1,827	236	—	31	7	869	1,858	243	2,970	873	2011	5/31/2011	2 - 46
LONGH	San Antonio, TX	—	278	383	—	(276)	(265)	—	2	118	120	75	2011	6/20/2011	2 - 40
LONGH	Tupelo, MS	771	1,717	236	—	13	1	771	1,730	237	2,738	772	2011	8/29/2011	2 - 46
LONGH	Champaign, IL	1,499	1,725	267	—	4	3	1,499	1,729	270	3,498	810	2011	10/10/2011	2 - 46
LONGH	Rapid City, SD	965	1,869	252	—	2	3	965	1,871	255	3,091	892	2011	10/10/2011	2 - 46

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH	West Melbourne, FL	1,144	1,858	266	—	4	3	1,144	1,862	269	3,275	862	2011	11/21/2011	2 - 46
LONGH	Flowood, MS	1,088	1,803	327	34	—	2	1,122	1,803	329	3,254	897	2012	2/6/2012	2 - 47
LONGH	McAllen, TX	1,339	1,775	319	—	3	12	1,339	1,778	331	3,448	867	2012	2/27/2012	2 - 47
LONGH	Deptford, NJ	1,799	1,694	287	—	3	(2)	1,799	1,697	285	3,781	787	2012	3/26/2012	2 - 47
LONGH	Athens, GA	970	1,744	289	—	35	13	970	1,779	302	3,051	774	2012	10/29/2012	2 - 47
LONGH	Morehead City, NC	975	1,941	340	—	2	1	975	1,943	341	3,259	840	2013	1/14/2013	2 - 48
LONGH	Columbus, MS	1,155	1,993	256	—	4	4	1,155	1,997	260	3,412	763	2013	2/18/2013	2 - 48
LONGH	Sandusky, OH	1,081	2,027	263	—	—	2	1,081	2,027	265	3,373	780	2013	4/22/2013	2 - 48
LONGH	Coralville, IA	953	2,135	288	—	—	(3)	953	2,135	285	3,373	830	2013	5/13/2013	2 - 48
LONGH	Cleveland, TN	1,054	1,776	337	—	—	1	1,054	1,776	338	3,168	751	2013	5/13/2013	2 - 48
LONGH	Cincinnati, OH	1,205	1,758	291	—	—	3	1,205	1,758	294	3,257	700	2013	8/26/2013	2 - 48
LONGH	Minot, ND	887	2,230	314	—	15	17	887	2,245	331	3,463	835	2013	9/23/2013	2 - 48
LONGH	Bethlehem, GA	936	1,684	286	—	—	—	936	1,684	286	2,906	629	2014	1/20/2014	2 - 49
LONGH	Wilkes Barre, PA	859	2,227	278	—	6	—	859	2,233	278	3,370	766	2014	1/27/2014	2 - 49
LONGH	Columbia, SC	1,407	—	—	—	—	—	1,407	—	—	1,407	—	1997	12/7/2017	—
LONGH	Gadsden, AL	1,580	—	—	—	—	—	1,580	—	—	1,580	—	2018	4/19/2019	—
LONGH	Salisbury, MD	1,514	—	—	—	—	—	1,514	—	—	1,514	—	2011	10/21/2019	—
LONGH	Watertown, NY	1,437	—	—	—	—	—	1,437	—	—	1,437	—	2015	12/6/2019	—
LONGH	Orlando, FL	1,846	—	—	—	—	—	1,846	—	—	1,846	—	2018	6/30/2020	—
LONGH	St. Petersburg, FL	1,235	—	—	—	—	—	1,235	—	—	1,235	—	2018	6/30/2020	—
LONGH	Lansing, MI	882	—	—	—	—	—	882	—	—	882	—	2013	2/26/2020	—
LONGH	Oklahoma City, OK	1,716	—	—	—	—	—	1,716	—	—	1,716	—	2004	7/6/2020	—
LONGH	Norman, OK	1,971	—	—	—	—	—	1,971	—	—	1,971	—	2018	12/21/2020	—
LONGH	Jacksonville, FL	1,960	1,308	—	—	—	—	1,960	1,308	—	3,268	123	1986	9/22/2020	10 - 30
LONGH	Live Oak, TX	2,400	864	20	5	1,334	779	2,405	2,198	799	5,402	500	2021	7/31/2020	3 - 36
LTGNL	Summerville, WV	757	862	—	—	—	—	757	862	—	1,619	45	1996	12/15/2021	5 - 35
MAVIS	Camp Hill, PA	1,148	—	—	—	—	—	1,148	—	—	1,148	—	2019	12/30/2019	—
MAVIS	West Bend, WI	704	892	—	—	—	—	704	892	—	1,596	42	2001	6/29/2021	10 - 35
MAVIS	Wheaton, IL	1,382	1,264	—	—	—	—	1,382	1,264	—	2,646	31	1948	4/11/2022	10 - 35
MCDC	Altamonte Springs, FL	1,489	—	—	—	—	—	1,489	—	—	1,489	—	1991	1/12/2018	—
MCDC	Kokomo, IN	1,671	—	—	—	—	—	1,671	—	—	1,671	—	2016	6/29/2018	—
MCDC	Grand Junction, CO	1,163	—	—	—	—	—	1,163	—	—	1,163	—	1985	1/18/2019	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
MDELI	Andrews, TX	283	1,772	—	—	—	—	283	1,772	—	2,055	237	2014	1/27/2017	14 - 54
MDELI	San Angelo, TX	248	1,913	—	—	—	—	248	1,913	—	2,161	241	2014	1/27/2017	14 - 54
MDELI	Shavano Park, TX	486	1,915	—	—	—	—	486	1,915	—	2,401	292	2014	2/16/2017	14 - 54
MDELI	New Braunfels, TX	472	1,932	—	—	—	—	472	1,932	—	2,404	287	2017	3/16/2017	14 - 54
MILLR	Hyattsville, MD	3,609	—	—	—	—	—	3,609	—	—	3,609	—	2019	9/15/2022	—
MONRO	Rochester, NY	146	557	—	—	—	—	146	557	—	703	43	1995	6/10/2021	10 - 25
MRTIR	Owning Mills, MD	507	656	—	—	—	—	507	656	—	1,163	27	1971	12/29/2021	10 - 35
MRTIR	Baltimore, MD	192	405	—	—	—	—	192	405	—	597	13	1972	12/29/2021	10 - 35
MRTIR	Pikesville, MD	297	335	—	—	—	—	297	335	—	632	12	1964	12/29/2021	10 - 35
MRTIR	Absecon, NJ	380	770	—	—	—	—	380	770	—	1,150	16	1961	8/12/2022	10 - 25
NAPA	Des Moines, IA	199	802	—	—	—	—	199	802	—	1,001	48	1970	9/21/2021	5 - 30
NAPA	Anchorage, AK	617	693	—	—	—	—	617	693	—	1,310	27	1999	5/27/2022	5 - 20
NAPA	Cabot, AR	434	759	—	—	—	—	434	759	—	1,193	14	2006	5/27/2022	10 - 40
NAPA	Middleburg, FL	849	730	—	—	—	—	849	730	—	1,579	17	2006	5/27/2022	10 - 35
NAPA	Dade City, FL	710	1,031	—	—	—	—	710	1,031	—	1,741	21	2006	5/27/2022	10 - 35
NAPA	Douglasville, GA	1,196	1,519	—	—	—	—	1,196	1,519	—	2,715	30	1999	5/27/2022	10 - 35
NAPA	Duluth, GA	682	1,259	—	—	—	—	682	1,259	—	1,941	23	2007	5/27/2022	10 - 40
NAPA	Olathe, KS	535	795	—	—	—	—	535	795	—	1,330	5	1995	10/19/2022	10 - 30
NAPA	Plymouth, MI	75	689	—	—	—	—	75	689	—	764	4	1945	10/17/2022	5 - 30
NAPA	Olive Branch, MS	686	807	—	—	—	—	686	807	—	1,493	18	2003	5/27/2022	10 - 35
NAPA	High Point, NC	777	973	—	—	—	—	777	973	—	1,750	21	1999	5/27/2022	10 - 35
NAPA	Bellevue, NE	785	741	—	—	—	—	785	741	—	1,526	25	1998	5/27/2022	3 - 26
NAPA	Albuquerque, NM	515	982	—	—	—	—	515	982	—	1,497	18	2006	5/27/2022	10 - 40
NAPA	Columbus, OH	754	773	—	—	—	—	754	773	—	1,527	20	2000	5/27/2022	10 - 30
NAPA	Newport News, VA	792	791	—	—	—	—	792	791	—	1,583	18	2006	5/27/2022	10 - 35
NTB	Denham Springs, LA	488	940	—	—	—	—	488	940	—	1,428	40	2004	8/17/2021	10 - 37
NTB	Waldorf, MD	1,522	—	—	—	—	—	1,522	—	—	1,522	—	1990	12/16/2021	—
NTB	D'lberville, MS	773	946	—	—	—	—	773	946	—	1,719	54	2003	5/7/2021	10 - 38
NTB	Ocean Springs, MS	740	838	—	—	—	—	740	838	—	1,578	52	2003	5/7/2021	10 - 35
NTB	Gulfport, MS	892	946	—	—	—	—	892	946	—	1,838	52	2003	5/7/2021	10 - 40
NTB	Macedonia, OH	1,125	946	—	—	—	—	1,125	946	—	2,071	63	2004	5/7/2021	5 - 35
NTB	Stow, OH	905	987	—	—	—	—	905	987	—	1,892	51	2004	5/7/2021	10 - 40
NTB	Wadsworth, OH	882	941	—	—	—	—	882	941	—	1,823	49	2004	5/7/2021	10 - 40
NTB	Jacksonville, NC	586	351	—	—	—	—	586	351	—	937	12	1986	8/30/2022	10
NTB	Jacksonville, NC	636	1,071	—	—	—	—	636	1,071	—	1,707	17	1996	8/30/2022	10 - 25
OAKST	Oklahoma City, OK	755	902	—	—	—	—	755	902	—	1,657	52	1999	10/13/2021	5 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Greenwood, IN	400	749	1	—	1,883	625	400	2,632	626	3,658	2,365	1985	7/15/1985	2 - 49
OLVGR	Indianapolis, IN	333	755	15	—	1,839	541	333	2,594	556	3,483	2,180	1985	7/15/1985	2 - 49
OLVGR	Kissimmee, FL	400	710	2	—	1,803	615	400	2,513	617	3,530	2,520	1985	8/5/1985	2 - 42
OLVGR	Huntsville, AL	317	719	1	—	1,092	338	317	1,811	339	2,467	1,786	1986	3/3/1986	2 - 36
OLVGR	Las Vegas, NV	597	557	12	—	1,108	316	597	1,665	328	2,590	1,755	1986	3/31/1986	2 - 42
OLVGR	Ocala, FL	470	416	11	—	2,112	383	470	2,528	394	3,392	2,163	1986	7/14/1986	2 - 48
OLVGR	Granger, IN	220	650	15	—	1,309	348	220	1,959	363	2,542	2,053	1986	9/8/1986	2 - 42
OLVGR	Toledo, OH	275	343	6	—	1,146	244	275	1,489	250	2,014	1,585	1986	9/15/1986	2 - 35
OLVGR	Bradenton, FL	207	837	4	—	1,779	602	207	2,616	606	3,429	2,355	1986	11/3/1986	2 - 48
OLVGR	Clearwater, FL	717	593	17	—	1,521	446	717	2,114	463	3,294	2,025	1986	12/2/1986	2 - 47
OLVGR	North Richland Hills, TX	468	1,187	19	—	1,414	342	468	2,601	361	3,430	2,492	1986	12/15/1986	2 - 42
OLVGR	Austin, TX	492	1,183	6	—	1,690	440	492	2,873	446	3,811	2,713	1987	1/12/1987	2 - 46
OLVGR	Morrow, GA	446	813	10	—	1,448	423	446	2,261	433	3,140	2,293	1987	3/23/1987	2 - 42
OLVGR	Mobile, AL	698	872	31	—	1,209	479	698	2,081	510	3,289	2,060	1987	5/18/1987	2 - 42
OLVGR	Fort Worth, TX	654	626	29	—	1,273	403	654	1,899	432	2,985	1,909	1987	5/25/1987	2 - 46
OLVGR	Fort Myers, FL	289	1,124	14	—	1,786	550	289	2,910	564	3,763	2,590	1987	5/25/1987	2 - 48
OLVGR	Bakersfield, CA	529	861	54	—	1,294	264	529	2,155	318	3,002	2,120	1987	5/25/1987	2 - 36
OLVGR	Tulsa, OK	702	637	23	—	1,137	291	702	1,774	314	2,790	1,748	1987	6/22/1987	2 - 42
OLVGR	Mesquite, TX	721	772	10	238	1,650	435	959	2,422	445	3,826	2,234	1987	7/20/1987	2 - 46
OLVGR	Indianapolis, IN	526	82	2	—	2,534	406	526	2,616	408	3,550	1,953	1987	7/20/1987	2 - 49
OLVGR	Canton, OH	275	834	8	—	829	426	275	1,663	434	2,372	1,799	1987	9/21/1987	2 - 40
OLVGR	Duluth, GA	675	906	18	351	1,247	313	1,026	2,153	331	3,510	2,105	1987	11/2/1987	2 - 42
OLVGR	Reno, NV	—	639	29	1,215	1,581	560	1,215	2,220	589	4,024	2,500	1988	1/18/1988	2 - 35
OLVGR	Orlando, FL	—	894	6	1,585	1,792	614	1,585	2,686	620	4,891	2,718	1988	2/1/1988	2 - 42
OLVGR	Middleburg Heights, OH	555	882	18	—	1,285	400	555	2,167	418	3,140	2,223	1988	3/7/1988	2 - 42
OLVGR	Knoxville, TN	375	1,397	33	—	700	220	375	2,097	253	2,725	2,063	1988	3/14/1988	2 - 40
OLVGR	Fairfield, OH	325	1,230	15	—	1,303	276	325	2,533	291	3,149	2,378	1988	3/21/1988	2 - 46
OLVGR	Akron, OH	577	1,048	6	—	879	281	577	1,927	287	2,791	1,847	1988	4/4/1988	2 - 40
OLVGR	Fairview Heights, IL	735	1,162	19	—	1,163	518	735	2,325	537	3,597	2,451	1988	5/9/1988	2 - 35
OLVGR	Grand Rapids, MI	—	959	14	749	753	288	749	1,712	302	2,763	1,788	1988	5/9/1988	2 - 35
OLVGR	Toledo, OH	—	891	38	652	726	201	652	1,617	239	2,508	1,689	1988	5/23/1988	2 - 35
OLVGR	Chattanooga, TN	604	760	19	—	937	405	604	1,697	424	2,725	1,801	1988	6/6/1988	2 - 35
OLVGR	Lansing, IL	—	814	18	912	1,200	379	912	2,014	397	3,323	1,996	1988	6/20/1988	2 - 42
OLVGR	Bloomington, MN	525	1,779	20	—	771	393	525	2,550	413	3,488	2,963	1988	6/28/1988	2 - 41

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Livonia, MI	—	459	25	890	2,624	331	890	3,083	356	4,329	2,997	1988	8/1/1988	2 - 37
OLVGR	Irving, TX	710	647	33	—	1,603	309	710	2,250	342	3,302	2,025	1988	8/22/1988	2 - 46
OLVGR	Montclair, CA	—	873	44	1,231	736	238	1,231	1,609	282	3,122	1,721	1988	9/5/1988	2 - 40
OLVGR	Flint, MI	426	1,089	14	—	882	234	426	1,971	248	2,645	1,923	1988	9/5/1988	2 - 35
OLVGR	Sarasota, FL	1,136	725	24	—	1,427	570	1,136	2,152	594	3,882	2,116	1988	10/10/1988	2 - 48
OLVGR	Sterling Heights, MI	855	1,158	32	—	984	403	855	2,142	435	3,432	2,309	1988	10/17/1988	2 - 37
OLVGR	Vernon Hills, IL	750	1,252	17	—	1,289	474	750	2,541	491	3,782	2,429	1988	10/24/1988	2 - 47
OLVGR	Columbus, OH	740	909	38	—	1,057	232	740	1,966	270	2,976	1,851	1988	11/14/1988	2 - 40
OLVGR	North Olmsted, OH	931	1,060	63	—	925	343	931	1,985	406	3,322	1,967	1988	12/5/1988	2 - 40
OLVGR	West Des Moines, IA	—	377	24	1,130	2,047	338	1,130	2,424	362	3,916	2,258	1988	12/12/1988	2 - 36
OLVGR	Oklahoma City, OK	280	1,043	58	—	1,095	371	280	2,138	429	2,847	1,981	1989	1/16/1989	2 - 42
OLVGR	San Antonio, TX	400	783	17	—	1,458	449	400	2,241	466	3,107	2,197	1989	2/13/1989	2 - 41
OLVGR	York, PA	555	931	31	—	1,048	462	555	1,979	493	3,027	2,053	1989	3/6/1989	2 - 42
OLVGR	Brandon, FL	700	967	24	—	1,566	577	700	2,533	601	3,834	2,376	1989	3/27/1989	2 - 47
OLVGR	Kennesaw, GA	754	824	32	—	1,233	390	754	2,057	422	3,233	1,887	1989	5/1/1989	2 - 47
OLVGR	Plantation, FL	888	982	27	—	1,189	392	888	2,171	419	3,478	2,078	1989	5/8/1989	2 - 42
OLVGR	San Antonio, TX	—	720	1	677	1,330	395	677	2,050	396	3,123	1,968	1989	5/22/1989	2 - 41
OLVGR	Saint Peters, MO	697	930	134	—	1,034	292	697	1,964	426	3,087	1,954	1989	7/3/1989	2 - 35
OLVGR	Corpus Christi, TX	—	713	21	880	1,463	553	880	2,176	574	3,630	2,168	1989	7/3/1989	2 - 36
OLVGR	Houston, TX	616	746	40	—	1,228	492	616	1,974	532	3,122	2,007	1989	7/10/1989	2 - 39
OLVGR	Saginaw, MI	828	813	22	—	787	340	828	1,600	362	2,790	1,697	1989	7/31/1989	2 - 40
OLVGR	Portage, MI	325	1,290	32	—	892	266	325	2,182	298	2,805	2,131	1989	7/31/1989	2 - 35
OLVGR	Beaumont, TX	608	721	33	—	1,163	375	608	1,884	408	2,900	1,870	1989	8/14/1989	2 - 40
OLVGR	Winter Haven, FL	—	832	49	563	1,673	543	563	2,505	592	3,660	2,389	1989	8/14/1989	2 - 47
OLVGR	West Dundee, IL	828	1,167	32	—	964	325	828	2,131	357	3,316	2,080	1989	8/28/1989	2 - 40
OLVGR	Champaign, IL	521	1,158	26	—	1,009	343	521	2,167	369	3,057	2,142	1989	10/30/1989	2 - 35
OLVGR	North Little Rock, AR	—	437	94	766	1,623	293	766	2,060	387	3,213	2,012	1989	10/30/1989	2 - 42
OLVGR	Fort Wayne, IN	700	1,045	23	—	927	320	700	1,972	343	3,015	1,919	1989	12/11/1989	2 - 42
OLVGR	Fargo, ND	313	864	20	—	680	264	313	1,544	284	2,141	1,542	1989	12/11/1989	2 - 40
OLVGR	Southgate, MI	476	1,138	31	—	1,103	242	476	2,241	273	2,990	2,128	1990	1/22/1990	2 - 37
OLVGR	Orlando, FL	787	998	17	—	1,877	431	787	2,875	448	4,110	2,521	1990	1/29/1990	2 - 48
OLVGR	Fayetteville, NC	637	856	56	—	879	461	637	1,735	517	2,889	1,859	1990	2/26/1990	2 - 35
OLVGR	Chesapeake, VA	506	863	44	—	1,046	344	506	1,909	388	2,803	1,954	1990	3/5/1990	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Las Vegas, NV	1,085	1,191	47	—	967	310	1,085	2,158	357	3,600	2,157	1990	3/26/1990	2 - 42
OLVGR	Maplewood, MN	556	1,009	86	—	1,126	250	556	2,135	336	3,027	2,124	1990	4/16/1990	2 - 40
OLVGR	Jacksonville, FL	—	755	39	905	1,137	487	905	1,892	526	3,323	1,970	1990	4/30/1990	2 - 42
OLVGR	Rochester, NY	1,104	1,113	61	—	1,102	376	1,104	2,215	437	3,756	2,160	1990	5/14/1990	2 - 36
OLVGR	Columbia, MO	602	983	53	—	1,070	327	602	2,053	380	3,035	1,965	1990	6/4/1990	2 - 42
OLVGR	Greenfield, WI	956	802	29	114	1,174	295	1,070	1,976	324	3,370	1,909	1990	8/13/1990	2 - 42
OLVGR	Lynnwood, WA	875	1,132	66	—	855	316	875	1,987	382	3,244	1,945	1990	8/20/1990	2 - 35
OLVGR	Victorville, CA	603	985	31	—	888	271	603	1,873	302	2,778	1,740	1990	9/10/1990	2 - 42
OLVGR	Richmond, VA	467	1,363	93	—	966	399	467	2,329	492	3,288	2,325	1990	9/17/1990	2 - 42
OLVGR	Wichita, KS	779	802	80	—	1,022	274	779	1,824	354	2,957	1,804	1990	10/1/1990	2 - 42
OLVGR	Antioch, TN	—	811	61	892	628	241	892	1,439	302	2,633	1,503	1990	10/15/1990	2 - 40
OLVGR	Topeka, KS	701	812	18	—	1,658	381	701	2,470	399	3,570	2,227	1990	10/22/1990	2 - 47
OLVGR	Orange City, FL	551	727	16	—	1,163	479	551	1,890	495	2,936	1,770	1990	10/29/1990	2 - 48
OLVGR	Terre Haute, IN	560	1,128	34	—	872	355	560	2,000	389	2,949	1,980	1990	12/3/1990	2 - 35
OLVGR	Columbia, SC	613	782	35	—	1,055	230	613	1,837	265	2,715	1,721	1990	12/3/1990	2 - 42
OLVGR	Littleton, CO	750	859	79	—	1,324	359	750	2,183	438	3,371	2,132	1991	1/21/1991	2 - 40
OLVGR	Colorado Springs, CO	—	690	87	571	2,173	415	571	2,863	502	3,936	2,786	1991	1/21/1991	2 - 41
OLVGR	Miami, FL	1,059	879	89	—	1,413	549	1,059	2,292	638	3,989	2,333	1991	1/28/1991	2 - 42
OLVGR	Parkersburg, WV	454	1,096	60	—	723	323	454	1,819	383	2,656	1,838	1991	2/11/1991	2 - 42
OLVGR	Clovis, CA	489	796	62	—	787	300	489	1,583	362	2,434	1,655	1991	2/18/1991	2 - 42
OLVGR	Dallas, TX	750	776	36	70	1,001	305	820	1,777	341	2,938	1,702	1991	2/25/1991	2 - 41
OLVGR	Roseville, MN	754	1,106	90	—	784	178	754	1,890	268	2,912	1,782	1991	3/25/1991	2 - 40
OLVGR	Eastpointe, MI	897	1,367	75	—	598	244	897	1,965	319	3,181	1,952	1991	3/25/1991	2 - 40
OLVGR	Aurora, CO	803	1,169	14	—	1,368	343	803	2,537	357	3,697	2,296	1991	4/1/1991	2 - 41
OLVGR	Talleyville, DE	737	1,278	95	—	805	377	737	2,083	472	3,292	2,177	1991	4/22/1991	2 - 40
OLVGR	Boise, ID	627	839	76	—	858	386	627	1,697	462	2,786	1,752	1991	4/29/1991	2 - 42
OLVGR	McAllen, TX	803	857	76	—	1,160	476	803	2,017	552	3,372	1,981	1991	4/29/1991	2 - 42
OLVGR	Houston, TX	723	960	87	—	1,234	498	723	2,194	585	3,502	2,287	1991	5/20/1991	2 - 40
OLVGR	Boardman, OH	675	993	48	—	1,208	329	675	2,201	377	3,253	2,150	1991	8/5/1991	2 - 38
OLVGR	Jacksonville, FL	1,124	863	74	—	1,185	438	1,124	2,048	512	3,684	2,010	1991	8/12/1991	2 - 42
OLVGR	West Melbourne, FL	983	953	22	—	1,390	578	983	2,343	600	3,926	2,234	1991	8/19/1991	2 - 47
OLVGR	Omaha, NE	315	1,230	51	—	1,642	341	315	2,872	392	3,579	2,420	1991	10/28/1991	2 - 42
OLVGR	Columbia, MD	1,283	1,199	92	—	1,020	297	1,283	2,219	389	3,891	2,182	1991	11/4/1991	2 - 42
OLVGR	Houston, TX	627	947	68	—	1,084	435	627	2,031	503	3,161	2,049	1991	11/11/1991	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Provo, UT	702	714	128	—	805	284	702	1,519	412	2,633	1,583	1991	11/11/1991	2 - 40
OLVGR	Roanoke, VA	607	714	33	—	783	350	607	1,497	383	2,487	1,521	1991	12/9/1991	2 - 42
OLVGR	Pittsburgh, PA	1,125	1,170	65	—	1,202	279	1,125	2,372	344	3,841	2,145	1991	12/9/1991	2 - 38
OLVGR	Harrisburg, PA	769	837	108	—	1,117	328	769	1,954	436	3,159	1,938	1991	12/9/1991	2 - 35
OLVGR	Pineville, NC	1,018	972	71	—	950	281	1,018	1,922	352	3,292	1,914	1992	1/27/1992	2 - 42
OLVGR	Palm Desert, CA	607	987	100	—	617	185	607	1,604	285	2,496	1,589	1992	1/27/1992	2 - 40
OLVGR	Lafayette, LA	555	751	69	—	997	304	555	1,748	373	2,676	1,733	1992	1/27/1992	2 - 42
OLVGR	Woodbridge, VA	1,228	1,071	56	—	1,163	444	1,228	2,234	500	3,962	2,198	1992	2/3/1992	2 - 41
OLVGR	Elkhart, IN	381	724	145	—	683	281	381	1,407	426	2,214	1,546	1992	2/3/1992	2 - 40
OLVGR	San Bernardino, CA	1,393	1,210	83	—	756	301	1,393	1,966	384	3,743	1,961	1992	3/9/1992	2 - 42
OLVGR	Little Rock, AR	335	895	105	—	749	265	335	1,644	370	2,349	1,682	1992	3/9/1992	2 - 40
OLVGR	Cincinnati, OH	842	953	107	—	986	344	842	1,939	451	3,232	1,994	1992	3/16/1992	2 - 38
OLVGR	Myrtle Beach, SC	520	872	51	—	845	386	520	1,717	437	2,674	1,750	1992	3/16/1992	2 - 42
OLVGR	Highlands Ranch, CO	813	980	49	—	1,177	380	813	2,157	429	3,399	2,002	1992	5/11/1992	2 - 41
OLVGR	Novi, MI	866	1,629	31	—	867	296	866	2,496	327	3,689	2,329	1992	5/25/1992	2 - 42
OLVGR	Louisville, KY	492	1,571	76	—	869	254	492	2,440	330	3,262	2,240	1992	6/15/1992	2 - 42
OLVGR	Palmdale, CA	679	1,080	109	—	1,093	315	679	2,173	424	3,276	2,029	1992	8/3/1992	2 - 39
OLVGR	Clarksville, TN	302	771	101	—	443	207	302	1,214	308	1,824	1,260	1992	8/3/1992	2 - 38
OLVGR	Cincinnati, OH	917	939	62	—	1,041	360	917	1,980	422	3,319	1,921	1992	8/17/1992	2 - 38
OLVGR	Greensburg, PA	579	1,272	143	—	1,026	352	579	2,298	495	3,372	2,061	1992	8/31/1992	2 - 40
OLVGR	Sioux Falls, SD	247	1,325	78	—	917	217	247	2,242	295	2,784	2,031	1992	9/7/1992	2 - 40
OLVGR	Roswell, GA	838	897	79	—	764	339	838	1,661	418	2,917	1,724	1992	9/14/1992	2 - 40
OLVGR	Green Bay, WI	453	789	97	—	675	260	453	1,464	357	2,274	1,548	1992	9/14/1992	2 - 40
OLVGR	Harlingen, TX	453	803	107	—	1,013	426	453	1,816	533	2,802	1,717	1992	10/19/1992	2 - 42
OLVGR	Erie, PA	1,078	1,412	91	—	1,129	408	1,078	2,541	499	4,118	2,414	1992	11/2/1992	2 - 42
OLVGR	Chico, CA	984	923	95	—	850	308	984	1,773	403	3,160	1,726	1992	11/9/1992	2 - 40
OLVGR	Las Vegas, NV	1,055	1,005	108	—	849	297	1,055	1,854	405	3,314	1,898	1992	12/14/1992	2 - 42
OLVGR	Laurel, MD	1,241	1,552	121	—	1,403	388	1,241	2,955	509	4,705	2,816	1993	1/25/1993	2 - 42
OLVGR	Racine, WI	608	1,247	140	—	914	198	608	2,161	338	3,107	2,034	1993	2/1/1993	2 - 40
OLVGR	Fort Collins, CO	809	1,105	97	—	1,011	350	809	2,116	447	3,372	2,129	1993	2/8/1993	2 - 41
OLVGR	Longview, TX	505	816	90	—	1,133	290	505	1,949	380	2,834	1,776	1993	2/22/1993	2 - 45
OLVGR	Raleigh, NC	855	877	76	—	855	318	855	1,732	394	2,981	1,795	1993	3/8/1993	2 - 42
OLVGR	Yakima, WA	—	1,296	124	409	568	294	409	1,864	418	2,691	2,008	1993	3/22/1993	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Lafayette, IN	455	875	98	—	635	221	455	1,510	319	2,284	1,572	1993	3/22/1993	2 - 40
OLVGR	Arlington, TX	782	766	70	—	795	441	782	1,561	511	2,854	1,694	1993	3/29/1993	2 - 44
OLVGR	Mesa, AZ	551	888	97	—	803	274	551	1,691	371	2,613	1,655	1993	4/12/1993	2 - 40
OLVGR	Dover, DE	614	1,055	127	—	656	279	614	1,711	406	2,731	1,701	1993	4/19/1993	2 - 38
OLVGR	Addison, TX	1,221	1,746	79	—	1,032	374	1,221	2,778	453	4,452	2,646	1993	4/26/1993	2 - 41
OLVGR	Appleton, WI	424	956	117	—	646	216	424	1,602	333	2,359	1,589	1993	5/17/1993	2 - 40
OLVGR	Duncanville, TX	835	1,057	91	—	945	370	835	2,002	461	3,298	1,936	1993	6/28/1993	2 - 40
OLVGR	Kenner, LA	695	969	86	—	1,112	361	695	2,081	447	3,223	2,094	1993	7/5/1993	2 - 40
OLVGR	Texas City, TX	732	1,093	97	—	871	319	732	1,964	416	3,112	1,902	1993	7/19/1993	2 - 44
OLVGR	Muncie, IN	454	1,003	92	—	1,065	296	454	2,068	388	2,910	1,656	1993	8/23/1993	2 - 49
OLVGR	Panama City, FL	465	957	84	—	1,082	400	465	2,039	484	2,988	1,881	1993	10/11/1993	2 - 42
OLVGR	Billings, MT	479	1,107	89	—	775	301	479	1,882	390	2,751	1,809	1993	10/18/1993	2 - 42
OLVGR	Whitehall, PA	936	1,291	90	—	1,025	331	936	2,316	421	3,673	2,237	1993	11/8/1993	2 - 36
OLVGR	Paducah, KY	452	1,083	82	—	700	288	452	1,783	370	2,605	1,712	1993	11/8/1993	2 - 40
OLVGR	Rochester, NY	974	1,108	101	—	824	243	974	1,932	344	3,250	1,727	1993	11/15/1993	2 - 42
OLVGR	Poughkeepsie, NY	873	1,613	108	—	823	174	873	2,436	282	3,591	2,066	1993	11/29/1993	2 - 40
OLVGR	Bangor, ME	357	1,120	96	—	1,027	282	357	2,147	378	2,882	1,946	1993	12/13/1993	2 - 42
OLVGR	Dearborn, MI	542	1,219	59	—	713	242	542	1,932	301	2,775	1,790	1994	1/10/1994	2 - 40
OLVGR	Newington, NH	915	1,051	103	—	803	355	915	1,854	458	3,227	1,845	1994	1/17/1994	2 - 42
OLVGR	Tyler, TX	485	1,041	92	—	1,279	340	485	2,320	432	3,237	2,070	1994	1/17/1994	2 - 47
OLVGR	Grand Rapids, MI	804	866	87	—	637	257	804	1,503	344	2,651	1,532	1994	1/24/1994	2 - 40
OLVGR	Peoria, IL	668	1,204	81	—	914	323	668	2,118	404	3,190	1,959	1994	2/14/1994	2 - 42
OLVGR	Concord, NH	469	1,284	115	—	594	194	469	1,878	309	2,656	1,719	1994	2/14/1994	2 - 38
OLVGR	Janesville, WI	370	1,069	86	—	712	287	370	1,781	373	2,524	1,634	1994	3/7/1994	2 - 40
OLVGR	Las Vegas, NV	879	1,344	95	—	596	317	879	1,940	412	3,231	1,862	1994	3/7/1994	2 - 40
OLVGR	Middletown, OH	424	1,044	95	—	863	318	424	1,907	413	2,744	1,868	1994	3/7/1994	2 - 42
OLVGR	Branson, MO	1,056	1,893	69	—	785	295	1,056	2,678	364	4,098	2,379	1994	5/16/1994	2 - 40
OLVGR	Coon Rapids, MN	514	1,248	67	—	588	245	514	1,836	312	2,662	1,740	1994	9/26/1994	2 - 40
OLVGR	Dallas, TX	764	1,212	55	—	811	281	764	2,023	336	3,123	1,912	1994	10/10/1994	2 - 44
OLVGR	Asheville, NC	2,651	1,198	94	—	655	292	2,651	1,853	386	4,890	1,805	1994	10/31/1994	2 - 40
OLVGR	Cedar Rapids, IA	510	1,148	105	—	608	311	510	1,756	416	2,682	1,732	1994	12/5/1994	2 - 40
OLVGR	Amherst, NY	1,215	1,394	88	—	891	307	1,215	2,285	395	3,895	2,113	1994	12/12/1994	2 - 38
OLVGR	Joplin, MO	654	1,219	102	—	662	323	654	1,881	425	2,960	1,828	1995	1/9/1995	2 - 40
OLVGR	Eau Claire, WI	600	1,193	110	—	538	268	600	1,731	378	2,709	1,693	1995	1/23/1995	2 - 40
OLVGR	Middletown, NY	807	1,581	97	—	592	345	807	2,173	442	3,422	2,047	1995	1/30/1995	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Fairborn, OH	804	1,290	82	—	681	221	804	1,971	303	3,078	1,814	1995	2/20/1995	2 - 40
OLVGR	VooRDIees, NJ	804	1,696	101	—	600	303	804	2,296	404	3,504	2,115	1995	2/20/1995	2 - 38
OLVGR	Henderson, NV	1,109	1,289	74	—	826	383	1,109	2,115	457	3,681	2,065	1995	2/20/1995	2 - 42
OLVGR	Barboursville, WV	1,139	1,062	84	—	731	203	1,139	1,793	287	3,219	1,599	1995	2/27/1995	2 - 40
OLVGR	Norman, OK	596	1,246	96	—	449	172	596	1,695	268	2,559	1,559	1995	3/7/1995	2 - 38
OLVGR	Hampton, VA	1,074	1,061	86	—	674	225	1,074	1,735	311	3,120	1,626	1995	3/13/1995	2 - 40
OLVGR	Jackson, MI	699	1,156	73	—	764	320	699	1,920	393	3,012	1,735	1995	3/20/1995	2 - 42
OLVGR	Clay, NY	782	1,705	98	—	866	356	782	2,571	454	3,807	2,225	1995	4/24/1995	2 - 42
OLVGR	Onalaska, WI	603	1,283	102	—	339	197	603	1,622	299	2,524	1,553	1995	4/24/1995	2 - 38
OLVGR	Grapevine, TX	752	1,026	99	—	793	404	752	1,819	503	3,074	1,882	1995	5/8/1995	2 - 40
OLVGR	Tempe, AZ	703	1,131	75	—	746	353	703	1,877	428	3,008	1,895	1995	5/15/1995	2 - 40
OLVGR	Waldorf, MD	779	1,152	81	—	1,258	357	779	2,410	438	3,627	2,256	1995	5/22/1995	2 - 42
OLVGR	Heath, OH	599	1,353	65	—	971	331	599	2,324	396	3,319	2,047	1995	5/22/1995	2 - 46
OLVGR	Waterloo, IA	466	891	79	—	873	331	466	1,764	410	2,640	1,636	1995	5/22/1995	2 - 42
OLVGR	Peoria, AZ	551	1,294	81	—	623	242	551	1,917	323	2,791	1,784	1995	5/22/1995	2 - 38
OLVGR	Spring, TX	780	1,329	80	—	1,289	327	780	2,618	407	3,805	2,284	1995	9/11/1995	2 - 40
OLVGR	Midland, TX	400	1,340	88	—	566	314	400	1,906	402	2,708	1,807	1995	10/16/1995	2 - 40
OLVGR	Colonie, NY	966	1,862	57	—	984	273	966	2,846	330	4,142	2,329	1995	11/27/1995	2 - 42
OLVGR	Fort Smith, AR	527	893	113	—	427	187	527	1,320	300	2,147	1,229	1996	2/19/1996	2 - 38
OLVGR	Jackson, MS	641	1,195	110	—	846	268	641	2,041	378	3,060	1,867	1996	3/25/1996	2 - 42
OLVGR	Lancaster, OH	372	846	115	—	603	284	372	1,449	399	2,220	1,421	1996	5/6/1996	2 - 40
OLVGR	Lima, OH	471	930	67	—	387	282	471	1,317	349	2,137	1,311	1996	5/20/1996	2 - 38
OLVGR	Dubuque, IA	518	1,103	76	—	391	221	518	1,494	297	2,309	1,237	1996	5/20/1996	2 - 38
OLVGR	Zanesville, OH	707	1,065	25	—	673	323	707	1,738	348	2,793	1,558	1996	8/5/1996	2 - 40
OLVGR	Williamsburg, VA	673	1,268	31	—	743	202	673	2,011	233	2,917	1,669	1996	8/19/1996	2 - 40
OLVGR	Frederick, MD	638	1,276	79	—	787	344	638	2,063	423	3,124	1,822	1996	10/21/1996	2 - 40
OLVGR	Hyannis, MA	664	2,097	90	—	665	175	664	2,762	265	3,691	2,329	1997	11/17/1997	2 - 35
OLVGR	Westminster, MD	595	1,741	124	—	452	204	595	2,193	328	3,116	1,802	1998	4/20/1998	2 - 38
OLVGR	Wyomissing, PA	963	1,926	109	—	498	206	963	2,424	315	3,702	2,036	1998	5/11/1998	2 - 38
OLVGR	Eugene, OR	761	1,486	91	—	356	200	761	1,842	291	2,894	1,635	1998	5/11/1998	2 - 38
OLVGR	Savannah, GA	952	1,781	189	—	660	147	952	2,441	336	3,729	1,951	2000	4/10/2000	2 - 35
OLVGR	Douglasville, GA	1,189	1,978	144	—	406	248	1,189	2,384	392	3,965	2,004	2000	5/1/2000	2 - 35
OLVGR	Mentor, OH	—	1,955	138	1,474	288	241	1,474	2,243	379	4,096	1,913	2000	5/22/2000	2 - 35
OLVGR	Buford, GA	1,493	1,688	179	—	542	203	1,493	2,230	382	4,105	1,840	2000	5/22/2000	2 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Maple Grove, MN	807	1,924	176	—	227	124	807	2,151	300	3,258	1,720	2000	5/22/2000	2 - 35
OLVGR	Coeur D’Alene, ID	681	1,661	131	—	278	305	681	1,939	436	3,056	1,624	2001	1/29/2001	2 - 36
OLVGR	Olathe, KS	796	2,121	109	—	489	256	796	2,610	365	3,771	2,051	2001	3/12/2001	2 - 36
OLVGR	Kennewick, WA	763	1,980	149	—	259	158	763	2,239	307	3,309	1,760	2001	5/14/2001	2 - 36
OLVGR	Frisco, TX	1,029	2,038	139	—	279	218	1,029	2,317	357	3,703	1,912	2001	6/25/2001	2 - 36
OLVGR	Bolingbrook, IL	1,006	2,424	147	—	253	129	1,006	2,677	276	3,959	2,015	2001	7/23/2001	2 - 36
OLVGR	Muskegon, MI	691	1,704	168	—	108	41	691	1,812	209	2,712	1,380	2001	10/8/2001	2 - 36
OLVGR	Memphis, TN	1,142	1,790	100	—	246	171	1,142	2,036	271	3,449	1,563	2001	10/8/2001	2 - 36
OLVGR	Round Rock, TX	953	2,090	149	—	335	153	953	2,425	302	3,680	1,747	2002	3/25/2002	2 - 37
OLVGR	Killeen, TX	806	1,705	187	—	322	118	806	2,027	305	3,138	1,630	2002	8/5/2002	2 - 37
OLVGR	Austin, TX	1,239	2,295	154	—	168	96	1,239	2,463	250	3,952	1,801	2002	9/3/2002	2 - 37
OLVGR	Omaha, NE	1,202	1,778	120	—	217	147	1,202	1,995	267	3,464	1,514	2002	10/7/2002	2 - 37
OLVGR	Bloomington, IN	947	1,747	150	—	419	94	947	2,166	244	3,357	1,573	2002	11/18/2002	2 - 37
OLVGR	Lithonia, GA	1,403	1,872	174	—	306	122	1,403	2,178	296	3,877	1,599	2002	11/18/2002	2 - 37
OLVGR	Fayetteville, AR	849	1,845	160	—	138	79	849	1,983	239	3,071	1,476	2002	12/11/2002	2 - 37
OLVGR	Rochester, MN	829	1,889	192	—	146	140	829	2,035	332	3,196	1,566	2002	12/16/2002	2 - 37
OLVGR	Los Angeles, CA	1,701	2,558	202	—	170	70	1,701	2,728	272	4,701	1,901	2003	3/24/2003	2 - 38
OLVGR	Dayton, OH	677	1,675	172	—	210	72	677	1,885	244	2,806	1,363	2003	5/1/2003	2 - 38
OLVGR	Newport News, VA	796	1,989	172	—	88	63	796	2,077	235	3,108	1,496	2003	5/5/2003	2 - 38
OLVGR	Albuquerque, NM	771	1,716	179	—	131	104	771	1,847	283	2,901	1,374	2003	5/19/2003	2 - 38
OLVGR	Denton, TX	869	1,946	177	—	182	94	869	2,128	271	3,268	1,593	2003	6/9/2003	2 - 38
OLVGR	Duluth, MN	886	2,043	173	—	123	58	886	2,166	231	3,283	1,516	2003	11/10/2003	2 - 38
OLVGR	Fort Gratiot, MI	604	2,246	186	—	132	57	604	2,378	243	3,225	1,636	2003	11/17/2003	2 - 38
OLVGR	Lynchburg, VA	771	2,304	125	—	103	54	771	2,407	179	3,357	1,567	2004	2/16/2004	2 - 39
OLVGR	Visalia, CA	1,151	1,830	151	—	133	46	1,151	1,963	197	3,311	1,304	2004	3/15/2004	2 - 39
OLVGR	Anderson, SC	903	1,841	133	228	181	111	1,131	2,022	244	3,397	1,458	2004	3/29/2004	2 - 39
OLVGR	Lake Charles, LA	806	2,070	161	—	174	87	806	2,244	248	3,298	1,589	2004	4/5/2004	2 - 39
OLVGR	Tucson, AZ	1,019	2,073	104	—	121	135	1,019	2,194	239	3,452	1,474	2004	9/20/2004	2 - 39
OLVGR	College Station, TX	581	2,236	173	—	42	44	581	2,278	217	3,076	1,543	2005	1/24/2005	2 - 40
OLVGR	Tupelo, MS	823	2,102	193	—	127	82	823	2,229	275	3,327	1,541	2005	1/31/2005	2 - 40
OLVGR	Jackson, TN	874	1,964	151	—	175	36	874	2,139	187	3,200	1,396	2005	2/7/2005	2 - 40
OLVGR	Houma, LA	736	2,190	150	—	185	148	736	2,375	298	3,409	1,640	2005	2/14/2005	2 - 40
OLVGR	Oklahoma City, OK	925	2,053	158	—	128	43	925	2,181	201	3,307	1,456	2005	3/14/2005	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Columbia, SC	1,119	2,175	161	—	110	85	1,119	2,285	246	3,650	1,514	2005	4/5/2005	2 - 40
OLVGR	Newnan, GA	829	2,239	157	—	152	55	829	2,391	212	3,432	1,529	2005	5/23/2005	2 - 40
OLVGR	Owensboro, KY	762	2,134	173	—	70	57	762	2,204	230	3,196	1,522	2005	5/23/2005	2 - 40
OLVGR	San Antonio, TX	932	2,582	191	—	190	103	932	2,772	294	3,998	1,793	2005	6/27/2005	2 - 40
OLVGR	Mesa, AZ	598	1,844	132	—	110	129	598	1,954	261	2,813	1,326	2005	10/3/2005	2 - 40
OLVGR	Garland, TX	903	2,271	156	—	115	94	903	2,386	250	3,539	1,592	2005	10/31/2005	2 - 40
OLVGR	Southaven, MS	1,048	2,209	158	—	117	50	1,048	2,326	208	3,582	1,450	2005	11/21/2005	2 - 40
OLVGR	Yuma, AZ	842	2,037	160	—	62	87	842	2,099	247	3,188	1,349	2005	12/5/2005	2 - 40
OLVGR	Oakdale, MN	956	2,355	185	—	30	35	956	2,385	220	3,561	1,513	2005	12/5/2005	2 - 40
OLVGR	Tarentum, PA	1,119	2,482	148	—	179	47	1,119	2,661	195	3,975	1,573	2006	2/20/2006	2 - 41
OLVGR	Texarkana, TX	871	2,279	151	—	90	87	871	2,369	238	3,478	1,520	2006	3/27/2006	2 - 41
OLVGR	Florence, SC	—	1,817	169	1,503	119	84	1,503	1,936	253	3,692	1,279	2006	8/21/2006	2 - 41
OLVGR	Dothan, AL	850	2,242	131	—	62	92	850	2,304	223	3,377	1,412	2006	8/28/2006	2 - 41
OLVGR	San Angelo, TX	360	2,020	157	—	74	104	360	2,094	261	2,715	1,378	2006	9/11/2006	2 - 41
OLVGR	New Braunfels, TX	1,049	2,162	147	—	32	83	1,049	2,194	230	3,473	1,351	2006	9/25/2006	2 - 41
OLVGR	Grove City, OH	1,200	2,271	140	—	63	55	1,200	2,334	195	3,729	1,404	2006	9/25/2006	2 - 41
OLVGR	Hot Springs, AR	797	2,415	186	—	84	73	797	2,499	259	3,555	1,485	2006	10/23/2006	2 - 41
OLVGR	Wichita, KS	1,227	1,801	154	—	84	86	1,227	1,885	240	3,352	1,152	2006	11/6/2006	2 - 41
OLVGR	Opelika, AL	878	2,255	154	—	54	43	878	2,309	197	3,384	1,378	2006	11/13/2006	2 - 41
OLVGR	Sioux City, IA	1,304	2,114	137	—	89	99	1,304	2,203	236	3,743	1,357	2006	12/11/2006	2 - 41
OLVGR	Victoria, TX	782	2,327	240	—	39	30	782	2,366	270	3,418	1,493	2007	1/15/2007	2 - 42
OLVGR	Pueblo, CO	770	2,330	212	—	51	76	770	2,381	288	3,439	1,502	2007	2/5/2007	2 - 42
OLVGR	Phoenix, AZ	753	2,153	246	—	97	72	753	2,250	318	3,321	1,441	2007	4/23/2007	2 - 42
OLVGR	Detroit, MI	1,400	2,956	234	—	81	87	1,400	3,037	321	4,758	1,707	2007	5/21/2007	2 - 42
OLVGR	Mount Juliet, TN	873	2,294	212	—	76	47	873	2,370	259	3,502	1,424	2007	10/22/2007	2 - 42
OLVGR	Jacksonville, NC	1,174	2,287	239	—	32	81	1,174	2,319	320	3,813	1,457	2007	11/19/2007	2 - 42
OLVGR	Columbus, OH	995	2,286	184	—	61	27	995	2,347	211	3,553	1,332	2007	12/17/2007	2 - 42
OLVGR	Triadelphia, WV	970	2,342	225	—	58	76	970	2,400	301	3,671	1,469	2007	12/17/2007	2 - 42
OLVGR	Reynoldsburg, OH	1,208	2,183	242	—	48	37	1,208	2,231	279	3,718	1,326	2008	4/21/2008	2 - 43
OLVGR	Cincinnati, OH	1,072	2,170	236	—	57	43	1,072	2,227	279	3,578	1,349	2008	4/28/2008	2 - 43
OLVGR	Florence, KY	1,007	2,099	155	—	52	88	1,007	2,151	243	3,401	1,296	2008	8/4/2008	2 - 43
OLVGR	Bismarck, ND	1,156	2,319	263	—	31	38	1,156	2,350	301	3,807	1,380	2008	11/24/2008	2 - 43
OLVGR	Spring Hill, TN	1,295	2,269	228	—	29	45	1,295	2,298	273	3,866	1,259	2009	2/16/2009	2 - 44
OLVGR	San Antonio, TX	1,359	2,492	230	—	23	33	1,359	2,515	263	4,137	1,317	2009	3/30/2009	2 - 44
OLVGR	Broken Arrow, OK	1,461	2,261	231	—	73	57	1,461	2,334	288	4,083	1,261	2009	5/25/2009	2 - 44

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Michigan City, IN	762	2,646	238	—	17	39	762	2,663	277	3,702	1,398	2009	7/13/2009	2 - 44
OLVGR	Bossier City, LA	1,006	2,405	264	—	51	32	1,006	2,456	296	3,758	1,294	2009	7/27/2009	2 - 44
OLVGR	Richmond, KY	1,054	1,974	236	—	14	32	1,054	1,988	268	3,310	1,093	2009	9/14/2009	2 - 44
OLVGR	Jacksonville, FL	1,006	2,001	263	—	21	30	1,006	2,022	293	3,321	1,119	2009	10/5/2009	2 - 44
OLVGR	Manhattan, KS	791	2,253	237	—	33	69	791	2,286	306	3,383	1,208	2010	4/26/2010	2 - 45
OLVGR	Kingsport, TN	1,071	1,840	282	—	11	22	1,071	1,851	304	3,226	982	2010	5/3/2010	2 - 45
OLVGR	Las Cruces, NM	839	2,201	297	—	15	34	839	2,216	331	3,386	1,168	2010	5/10/2010	2 - 45
OLVGR	Morehead City, NC	853	1,864	315	—	62	23	853	1,926	338	3,117	1,066	2010	7/19/2010	2 - 45
OLVGR	Pleasant Prairie, WI	1,101	2,134	303	—	36	—	1,101	2,170	303	3,574	1,107	2010	9/27/2010	2 - 45
OLVGR	Wilson, NC	528	1,948	268	—	24	29	528	1,972	297	2,797	1,046	2010	10/11/2010	2 - 45
OLVGR	Council Bluffs, IA	955	2,051	254	—	4	32	955	2,055	286	3,296	1,047	2010	10/25/2010	2 - 45
OLVGR	Louisville, KY	—	2,072	266	904	12	38	904	2,084	304	3,292	1,108	2010	11/1/2010	2 - 45
OLVGR	Ankeny, IA	704	2,218	248	—	9	17	704	2,227	265	3,196	1,066	2011	1/10/2011	2 - 46
OLVGR	Queen Creek, AZ	875	2,377	307	—	30	(1)	875	2,407	306	3,588	1,091	2011	1/10/2011	2 - 46
OLVGR	Gainesville, GA	985	1,915	274	—	—	5	985	1,915	279	3,179	931	2011	6/20/2011	2 - 46
OLVGR	Niagara Falls, NY	1,057	2,187	327	—	38	15	1,057	2,225	342	3,624	1,077	2011	9/19/2011	2 - 46
OLVGR	Cleveland, TN	962	1,941	324	—	14	6	962	1,955	330	3,247	979	2011	11/28/2011	2 - 46
OLVGR	Chicago, IL	942	2,626	337	—	(484)	—	942	2,142	337	3,421	1,081	2012	3/26/2012	2 - 47
OLVGR	Katy, TX	1,602	2,170	285	—	—	5	1,602	2,170	290	4,062	969	2012	4/9/2012	2 - 47
OLVGR	Beckley, WV	1,013	2,105	314	—	25	1	1,013	2,130	315	3,458	911	2012	10/1/2012	2 - 47
OLVGR	Columbus, OH	954	2,236	324	—	4	—	954	2,240	324	3,518	890	2013	3/18/2013	2 - 48
OLVGR	Oklahoma City, OK	1,204	2,370	403	—	(221)	—	1,204	2,149	403	3,756	961	2013	4/29/2013	2 - 48
OLVGR	Utica, NY	908	2,728	362	—	(470)	—	908	2,258	362	3,528	928	2013	8/12/2013	2 - 48
OLVGR	Bloomingdale, IL	1,601	—	—	—	—	—	1,601	—	—	1,601	—	1986	1/12/2018	—
OLVGR	El Paso, TX	1,833	—	—	—	—	—	1,833	—	—	1,833	—	1990	6/29/2018	—
OLVGR	Manchester, CT	1,669	—	—	—	—	—	1,669	—	—	1,669	—	1993	7/27/2018	—
OLVGR	Tracy, CA	1,313	—	—	—	—	—	1,313	—	—	1,313	—	2003	11/20/2018	—
OLVGR	Grand Junction, CO	1,480	—	—	—	—	—	1,480	—	—	1,480	—	2002	1/18/2019	—
OLVGR	Logan, UT	1,505	—	—	—	—	—	1,505	—	—	1,505	—	2003	5/1/2019	—
OLVGR	Watertown, NY	1,723	—	—	—	—	—	1,723	—	—	1,723	—	2010	12/6/2019	—
OLVGR	Coralville, IA	1,811	—	—	—	—	—	1,811	—	—	1,811	—	2001	12/26/2019	—
OLVGR	Orlando, FL	1,670	—	—	—	—	—	1,670	—	—	1,670	—	2019	6/30/2020	—
OLVGR	Springfield, IL	3,084	—	—	—	—	—	3,084	—	—	3,084	—	1989	9/16/2019	—
OLVGR	Mankato, MN	1,355	—	—	—	—	—	1,355	—	—	1,355	—	2006	2/21/2020	—
OLVGR	Live Oak, TX	2,788	—	—	—	—	—	2,788	—	—	2,788	—	2020	7/31/2020	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Hagerstown, MD	1,175	—	—	—	—	—	1,175	—	—	1,175	—	2007	6/23/2020	—
OLVGR	Greenville, SC	2,672	—	—	—	—	—	2,672	—	—	2,672	—	2006	10/20/2020	—
OLVGR	Easton, PA	1,979	2,304	—	—	—	—	1,979	2,304	—	4,283	85	2009	12/22/2021	10 - 35
OLVGR	Hoover, AL	3,255	—	—	—	—	—	3,255	—	—	3,255	—	1987	3/30/2022	—
OLVGR	Hyattsville, MD	2,742	—	—	—	—	—	2,742	—	—	2,742	—	2006	9/15/2022	—
ORAUT	Chicago, IL	888	1,282	—	—	—	—	888	1,282	—	2,170	64	1959	8/25/2021	10 - 30
OUTB	Grand Junction, CO	947	—	—	—	—	—	947	—	—	947	—	1999	1/18/2019	—
OUTB	Mentor, OH	1,576	—	—	—	—	—	1,576	—	—	1,576	—	2018	9/27/2019	—
OUTB	Camp Hill, PA	1,288	—	—	—	—	—	1,288	—	—	1,288	—	2020	12/30/2019	—
OUTB	Springfield, IL	1,768	—	—	—	—	—	1,768	—	—	1,768	—	2017	12/24/2019	—
OUTB	Ocala, FL	3,863	—	—	—	—	—	3,863	—	—	3,863	—	1991	12/22/2020	—
OUTB	Sarasota, FL	4,072	—	—	—	—	—	4,072	—	—	4,072	—	1994	12/22/2020	—
OUTB	Kissimmee, FL	2,166	—	—	—	—	—	2,166	—	—	2,166	—	2019	7/22/2021	—
OUTB	Spokane, WA	1,804	—	—	—	—	—	1,804	—	—	1,804	—	1999	7/16/2021	—
OUTB	Hoover, AL	1,874	—	—	—	—	—	1,874	—	—	1,874	—	2016	3/30/2022	—
OUTB	Indianapolis, IN	779	1,454	—	—	—	—	779	1,454	—	2,233	43	1978	7/22/2022	10 - 15
OUTB	Hyattsville, MD	1,666	—	—	—	—	—	1,666	—	—	1,666	—	1990	9/15/2022	—
PANDA	Cedar Rapids, IA	1,252	—	—	—	—	—	1,252	—	—	1,252	—	2016	1/12/2018	—
PANE	Beavercreek, OH	851	—	—	—	—	—	851	—	—	851	—	2000	6/29/2018	—
PANE	Carpentersville, IL	326	514	—	—	—	—	326	514	—	840	105	1992	11/20/2018	5 - 30
PANE	Carbondale, IL	534	1,633	—	—	58	—	534	1,691	—	2,225	190	2004	5/31/2019	10 - 40
PANE	Lansing, MI	649	966	—	—	—	—	649	966	—	1,615	137	2017	2/26/2020	12 - 27
PANE	Albany, GA	1,938	—	—	—	—	—	1,938	—	—	1,938	—	2016	12/23/2020	—
PEYES	Kingsport, TN	496	1,221	—	—	—	—	496	1,221	—	1,717	143	2013	4/30/2018	11 - 51
PEYES	Springfield, IL	1,137	—	—	—	—	—	1,137	—	—	1,137	—	2001	12/24/2019	—
PEYES	Anderson, SC	724	761	—	—	—	—	724	761	—	1,485	80	2019	9/30/2020	14 - 29
PEYES	Charlotte, NC	1,354	585	—	—	—	—	1,354	585	—	1,939	36	2019	8/5/2021	14 - 29
PIZHT	Joliet, IL	173	890	—	—	—	—	173	890	—	1,063	138	1970	7/18/2016	5 - 45
PIZHT	Morris, IL	248	533	—	—	—	—	248	533	—	781	125	1972	7/18/2016	5 - 40
PIZHT	Yorkville, IL	200	581	—	—	—	—	200	581	—	781	128	1976	7/18/2016	5 - 40
PIZHT	Lowell, IN	258	611	—	—	—	—	258	611	—	869	141	1978	7/18/2016	5 - 40
PIZHT	Schereville, IN	243	942	—	—	—	—	243	942	—	1,185	178	1975	7/18/2016	5 - 40
PIZHT	Portage, IN	330	1,016	—	—	—	—	330	1,016	—	1,346	205	2002	7/18/2016	5 - 40
PNCB	Beavercreek, OH	1,537	—	—	—	—	—	1,537	—	—	1,537	—	1994	10/18/2019	—
PNCB	Muskegon, MI	1,373	—	—	—	—	—	1,373	—	—	1,373	—	1970	12/5/2019	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
PNCB	Cincinnati, OH	676	831	—	—	—	—	676	831	—	1,507	68	1975	12/22/2020	10 - 40
POLLO	Tulsa, OK	485	388	—	—	(90)	—	485	298	—	783	101	2015	10/20/2016	14 - 54
PORTI	Ft. Wayne, IN	3,829	—	—	—	—	—	3,829	—	—	3,829	—	2019	12/24/2019	—
PORTI	Madison, WI	3,134	—	—	—	—	—	3,134	—	—	3,134	—	2021	12/29/2021	—
PVA	Bountiful, UT	562	1,100	—	—	—	—	562	1,100	—	1,662	57	1972	5/17/2021	10 - 35
RADNT	Fort Pierce, FL	645	1,403	—	—	—	—	645	1,403	—	2,048	55	1983	12/3/2021	10 - 35
RALLY	Greenwood, IN	653	—	—	—	—	—	653	—	—	653	—	1989	10/31/2018	—
RCANE	Bloomingdale, IL	2,057	—	—	—	—	—	2,057	—	—	2,057	—	2021	10/19/2021	—
RCANE	Beavercreek, OH	1,948	—	—	—	—	—	1,948	—	—	1,948	—	2020	1/27/2021	—
RDLB	Canton, GA	761	2,323	—	—	—	—	761	2,323	—	3,084	311	1999	11/2/2017	10 - 50
RDLB	Grandville, MI	1,119	2,462	—	—	—	—	1,119	2,462	—	3,581	368	2001	11/2/2017	10 - 50
RDLB	Cincinnati, OH	1,394	2,348	—	—	—	—	1,394	2,348	—	3,742	361	1975	11/2/2017	10 - 45
RDLB	Cedar Rapids, IA	654	—	—	—	—	—	654	—	—	654	—	1997	1/12/2018	—
RDLB	Uniontown, PA	1,682	—	—	—	—	—	1,682	—	—	1,682	—	1992	5/29/2018	—
RDLB	Louisville, KY	1,188	2,087	—	—	—	—	1,188	2,087	—	3,275	269	1991	12/17/2018	5 - 40
RDLB	Talleyville, DE	1,222	3,402	—	—	—	—	1,222	3,402	—	4,624	378	1991	12/17/2018	10 - 45
RDLB	Southaven, MS	1,967	2,521	—	—	—	—	1,967	2,521	—	4,488	299	2005	12/17/2018	10 - 50
RDLB	St. Cloud, MN	1,490	3,665	—	—	—	—	1,490	3,665	—	5,155	378	1990	12/17/2018	10 - 45
RDLB	Columbus, IN	1,220	1,575	—	—	—	—	1,220	1,575	—	2,795	222	1991	12/17/2018	5 - 40
RDLB	Grand Junction, CO	751	—	—	—	—	—	751	—	—	751	—	1993	1/18/2019	—
RDLB	Louisville, KY	764	1,420	—	—	—	—	764	1,420	—	2,184	227	1991	6/6/2019	10 - 30
RDLB	Grand Forks, ND	1,970	2,203	—	—	—	—	1,970	2,203	—	4,173	348	1992	6/6/2019	10 - 30
RDLB	Talleyville, DE	1,337	1,418	—	—	—	—	1,337	1,418	—	2,755	252	1991	6/6/2019	10 - 30
RDLB	Southaven, MS	936	2,119	—	—	—	—	936	2,119	—	3,055	207	2005	6/6/2019	5 - 40
RDLB	St. Cloud, MN	1,813	2,675	—	—	—	—	1,813	2,675	—	4,488	297	1990	6/6/2019	5 - 45
RDLB	Sioux City, IA	806	—	—	—	—	—	806	—	—	806	—	1990	6/28/2019	—
RDLB	Coralville, IA	2,078	—	—	—	—	—	2,078	—	—	2,078	—	2001	12/26/2019	—
RDLB	Horseheads, NY	1,769	—	—	—	—	—	1,769	—	—	1,769	—	1992	12/30/2021	—
RDLB	Tucson, AZ	2,258	—	—	—	—	—	2,258	—	—	2,258	—	2009	3/29/2022	—
RDLB	Ronkonkoma, NY	3,221	—	—	—	—	—	3,221	—	—	3,221	—	2005	12/28/2022	—
REI	Kentwood, MI	711	4,090	—	—	—	—	711	4,090	—	4,801	270	2019	1/24/2020	14 - 54
REI	Virginia Beach, VA	6,386	—	—	—	—	—	6,386	—	—	6,386	—	2016	11/22/2022	—
RROBN	Idaho Falls, ID	1,538	—	—	—	—	—	1,538	—	—	1,538	—	2008	12/29/2021	—
RROBN	Frederick, MD	2,290	—	—	—	—	—	2,290	—	—	2,290	—	2011	6/30/2022	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
S52	Naples, FL	2,912	3,619	447	—	7	37	2,912	3,626	484	7,022	1,671	2011	10/10/2011	2 - 46
S52	Jacksonville, FL	2,216	2,729	416	—	6	3	2,216	2,735	419	5,370	1,320	2011	10/24/2011	2 - 46
SEVEN	Suusex, WI	1,856	818	—	—	—	—	1,856	818	—	2,674	64	1995	12/30/2020	10 - 40
SEVEN	Cleveland, OH	2,534	947	—	—	—	—	2,534	947	—	3,481	45	2001	8/4/2021	10 - 40
SMKYB	Rockford, IL	1,216	2,810	—	—	—	—	1,216	2,810	—	4,026	66	2019	3/21/2022	10 - 35
SMKYB	Ronkonkoma, NY	3,191	—	—	—	—	—	3,191	—	—	3,191	—	2005	12/28/2022	—
SONIC	Tracy, CA	979	—	—	—	—	—	979	—	—	979	—	2004	11/20/2018	—
SONIC	Campbellsville, KY	1,277	356	—	—	—	—	1,277	356	—	1,633	39	1997	7/30/2021	10 - 15
SONIC	Louisville, KY	1,710	535	—	—	—	—	1,710	535	—	2,245	42	2008	7/30/2021	10 - 25
SONIC	Louisville, KY	635	350	—	—	—	—	635	350	—	985	40	2001	7/30/2021	10 - 15
SONIC	Shepherdsville, KY	1,468	395	—	—	—	—	1,468	395	—	1,863	38	2000	7/30/2021	10 - 20
SONIC	Radcliff, KY	333	330	—	—	—	—	333	330	—	663	34	2008	7/30/2021	7 - 18
SONIC	Munfordville, KY	310	466	—	—	—	—	310	466	—	776	37	2008	7/30/2021	10 - 22
SONIC	Elizabethtown, KY	1,326	332	—	—	—	—	1,326	332	—	1,658	37	2001	7/30/2021	10 - 15
SONIC	Jeffersontown, KY	676	319	—	—	—	—	676	319	—	995	41	1997	7/30/2021	7 - 15
SOPTI	West Allis, WI	1,154	809	—	—	—	—	1,154	809	—	1,963	43	2018	6/28/2021	12 - 32
STAR	Beavercreek, OH	582	710	—	—	—	—	582	710	—	1,292	125	2014	1/12/2018	11 - 51
STAR	Orland Park (Chicago), IL	954	847	—	—	—	—	954	847	—	1,801	164	1993	6/29/2018	5 - 30
STAR	Hagerstown, MD	755	1,620	—	—	—	—	755	1,620	—	2,375	186	2014	10/11/2018	11 - 51
STAR	Decatur, AL	473	627	—	—	—	—	473	627	—	1,100	63	2007	10/30/2018	25 - 45
STAR	Manchester, CN	725	995	—	—	—	—	725	995	—	1,720	57	1998	11/10/2020	14 - 49
STAR	Jacksonville, NC	665	483	—	—	—	—	665	483	—	1,148	58	2006	6/23/2020	10 - 30
STAR	Clinton, MS	620	478	—	—	—	—	620	478	—	1,098	32	2005	11/20/2020	10 - 45
STAR	Maryville, TN	1,469	490	—	—	—	—	1,469	490	—	1,959	36	2007	12/30/2020	10 - 45
STAR	Pelham, AL	1,613	558	—	—	—	—	1,613	558	—	2,171	33	2019	3/30/2021	13 - 43
STAR	Melrose Park, IL	1,278	913	—	—	—	—	1,278	913	—	2,191	66	2020	3/18/2021	14 - 34
STAR	Syracuse, NY	2,550	1,099	—	—	—	—	2,550	1,099	—	3,649	55	2019	4/1/2021	14 - 49
STKNS	Peru, IL	560	813	—	—	—	—	560	813	—	1,373	194	1996	11/9/2016	5 - 40
STKNS	Vero Beach, FL	435	930	—	—	—	—	435	930	—	1,365	205	1998	11/9/2016	10 - 40
STKNS	Indianapolis, IN	571	1,050	—	—	—	—	571	1,050	—	1,621	209	1989	1/12/2017	10 - 40
STKNS	Carmel, IN	887	—	—	—	—	—	887	—	—	887	—	1992	12/30/2019	—
SUNAU	Chesterfield, MO	1,541	1,511	—	—	—	—	1,541	1,511	—	3,052	5	2008	12/12/2022	10 - 35
SUNAU	Manchester, MO	858	1,207	—	—	—	—	858	1,207	—	2,065	4	2006	12/12/2022	10 - 35
SUNAU	O'Fallon, MO	1,668	1,391	—	—	—	—	1,668	1,391	—	3,059	5	1998	12/12/2022	10 - 30

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
SVCKG	Fort Worth, TX	948	1,904	—	—	—	—	948	1,904	—	2,852	90	2002	8/2/2021	10 - 40
SVCKG	Plano, TX	1,446	1,952	—	—	—	—	1,446	1,952	—	3,398	92	2002	8/2/2021	10 - 40
TACOB	Newburgh, IN	139	1,069	—	—	—	—	139	1,069	—	1,208	157	1994	11/15/2016	14 - 53
TACOB	Anniston, AL	200	611	—	—	—	—	200	611	—	811	114	2000	1/12/2017	8 - 48
TACOB	Columbia, SC	1,161	1,086	—	—	—	—	1,161	1,086	—	2,247	221	2009	1/13/2017	12 - 50
TACOB	Gas City, IN	503	951	—	—	—	—	503	951	—	1,454	182	1999	7/26/2017	5 - 40
TACOB	Logansport, IN	447	1,261	—	—	—	—	447	1,261	—	1,708	185	1990	7/26/2017	10 - 50
TACOB	Manchester, CT	1,393	—	—	—	—	—	1,393	—	—	1,393	—	2013	7/27/2018	—
TACOB	Greenwood, IN	540	—	—	—	—	—	540	—	—	540	—	2007	10/31/2018	—
TACOB	Grand Junction, CO	886	—	—	—	—	—	886	—	—	886	—	1996	1/18/2019	—
TACOB	Clovis, NM	307	—	—	—	—	—	307	—	—	307	—	1995	11/21/2019	—
TACOB	Southaven, MS	935	—	—	—	—	—	935	—	—	935	—	2006	12/20/2019	—
TACOB	El Paso, TX	1,197	—	—	—	—	—	1,197	—	—	1,197	—	2004	8/31/2022	—
TBANK	Greensboro, NC	941	—	—	—	—	—	941	—	—	941	—	1998	1/31/2022	—
TBANK	Virginia Beach, VA	2,157	—	—	—	—	—	2,157	—	—	2,157	—	1990	11/22/2022	—
THRIV	Elmhurst, IL	603	700	—	—	—	—	603	700	—	1,303	28	1976	8/24/2021	10 - 35
THRIV	Hoffman Estates, IL	3,003	8,458	—	—	—	—	3,003	8,458	—	11,461	130	2003	7/8/2022	10 - 35
TIRES	Overland Park, KS	1,395	650	—	—	—	—	1,395	650	—	2,045	118	1999	8/12/2020	5 - 25
TIRES	Athens, GA	287	402	—	—	—	—	287	402	—	689	64	1993	8/25/2021	5 - 20
TIRES	Athens, GA	366	781	—	—	—	—	366	781	—	1,147	36	1992	8/25/2021	10 - 40
TIRES	Bogart, GA	282	865	—	—	—	—	282	865	—	1,147	35	1990	8/25/2021	10 - 40
TIRES	Watkinsville, GA	297	802	—	—	—	—	297	802	—	1,099	36	1994	8/25/2021	10 - 40
TIRES	Athens, GA	1,187	1,020	—	—	—	—	1,187	1,020	—	2,207	47	1999	8/25/2021	10 - 40
TIRES	Loganville, GA	920	924	—	—	—	—	920	924	—	1,844	43	1999	8/25/2021	10 - 40
TIRES	Lawrenceville, GA	1,038	1,021	—	—	—	—	1,038	1,021	—	2,059	43	1998	8/25/2021	10 - 40
TIRES	Suwanee, GA	1,039	890	—	—	—	—	1,039	890	—	1,929	45	1998	8/25/2021	10 - 40
TIRES	Rockford, IL	1,080	1,114	—	—	—	—	1,080	1,114	—	2,194	30	1998	4/25/2022	10 - 35
TIRES	Toledo, OH	648	1,306	—	—	—	—	648	1,306	—	1,954	8	2002	10/19/2022	10 - 35
TORCH	St. Petersburg, FL	2,129	—	—	—	—	—	2,129	—	—	2,129	—	2018	10/19/2022	—
TXRD	Fort Gratiot, MI	1,248	—	—	—	—	—	1,248	—	—	1,248	—	2007	11/20/2018	—
TXRD	Sierra Vista, AZ	1,305	—	—	—	—	—	1,305	—	—	1,305	—	2007	11/20/2018	—
TXRD	Logan, UT	1,272	—	—	—	—	—	1,272	—	—	1,272	—	2009	5/1/2019	—
TXRD	La Crosse, WI	1,352	—	—	—	—	—	1,352	—	—	1,352	—	2012	7/25/2019	—
TXRD	Florence, SC	1,860	—	—	—	—	—	1,860	—	—	1,860	—	2019	12/30/2019	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
TXRD	Augusta, ME	860	—	—	—	—	—	860	—	—	860	—	2009	7/2/2020	—
TXRD	Aurora, CO	2,404	1,650	—	—	—	—	2,404	1,650	—	4,054	187	2000	6/26/2020	10 - 30
TXRD	Joilet, IL	1,660	1,856	—	—	—	—	1,660	1,856	—	3,516	169	2000	9/22/2020	10 - 30
TXRD	Ocala, FL	2,172	—	—	—	—	—	2,172	—	—	2,172	—	2019	9/24/2021	—
TXRD	East Peoria, IL	1,551	1,328	—	—	—	—	1,551	1,328	—	2,879	105	2002	2/25/2021	10 - 30
USBNK	Littleton, CO	3,547	—	—	—	—	—	3,547	—	—	3,547	—	1982	4/30/2021	—
VACANT	Gadsden, AL	464	1,064	—	—	—	—	464	1,064	—	1,528	233	1985	12/15/2016	10 - 40
VCA	Fort Pierce, FL	787	1,625	—	—	—	—	787	1,625	—	2,412	71	2009	9/2/2021	10 - 35
VCA	St. Paul, MN	554	716	—	—	—	—	554	716	—	1,270	61	1940	6/10/2021	10 - 20
VCA	Lafayette, IN	258	725	—	—	44	—	258	769	—	1,027	22	1999	7/27/2022	10 - 15
VCA	Marshall, MI	291	1,314	—	—	—	—	291	1,314	—	1,605	59	2007	1/10/2022	10 - 35
VRZN	North Augusta, SC	752	567	—	—	—	—	752	567	—	1,319	54	2016	12/30/2020	11 - 46
VRZN	Greenwood, IN	1,117	391	—	—	—	—	1,117	391	—	1,508	31	1998	12/30/2020	10 - 45
VRZN	Farmington, NM	1,400	516	—	—	—	—	1,400	516	—	1,916	28	2019	12/30/2020	14 - 49
VRZN	Kent, OH	965	527	—	—	—	—	965	527	—	1,492	34	2019	11/2/2020	14 - 49
VRZN	Zanesville, OH	1,156	476	—	—	—	—	1,156	476	—	1,632	28	2019	11/2/2020	14 - 49
VRZN	Philadelphia, OH	1,173	570	—	—	—	—	1,173	570	—	1,743	39	2019	11/2/2020	14 - 49
VRZN	Connellsville, PA	1,204	678	—	—	—	—	1,204	678	—	1,882	53	2019	11/2/2020	14 - 49
VRZN	Fort Meyers, FL	605	426	—	—	—	—	605	426	—	1,031	31	2006	10/16/2020	10 - 40
VRZN	Littleton, CO	1,411	458	—	—	—	—	1,411	458	—	1,869	14	1993	2/25/2022	10 - 35
WCASTL	Carmel, IN	625	—	—	—	—	—	625	—	—	625	—	1992	12/30/2019	—
WELLN	Gloversville, NY	1,204	936	—	—	—	—	1,204	936	—	2,140	46	2021	5/28/2021	15 - 45
WELLN	Brockport, NY	1,115	1,177	—	—	—	—	1,115	1,177	—	2,292	35	2021	12/28/2021	15 - 45
WELLN	Syracuse, NY	1,220	1,623	—	—	—	—	1,220	1,623	—	2,843	43	2021	12/28/2021	15 - 45
WELLN	Escanaba, MI	536	1,748	—	—	—	—	536	1,748	—	2,284	—	2022	12/20/2022	10 - 50
WELLN	Piqua, OH	1,012	1,418	—	—	—	—	1,012	1,418	—	2,430	11	2022	10/4/2022	15 - 39
WELLN	Troy, OH	1,153	1,689	—	—	—	—	1,153	1,689	—	2,842	13	2022	10/4/2022	15 - 39
WELLN	Mentor-on-the-lake, OH	967	1,791	—	—	—	—	967	1,791	—	2,758	13	2022	10/4/2022	15 - 39
WELLN	Berea, OH	854	2,087	—	—	—	—	854	2,087	—	2,941	6	2008	11/29/2022	10 - 35
WELLN	Streetboro, OH	1,122	1,869	—	—	—	—	1,122	1,869	—	2,991	5	2022	11/29/2022	15 - 39
WELLS	Idaho Falls, ID	578	1,164	—	—	—	—	578	1,164	—	1,742	73	1985	9/23/2020	10 - 50
WELLS	Whitehall, PA	971	—	—	—	—	—	971	—	—	971	—	1998	9/24/2021	—
WELLS	Prattville, AL	2,387	—	—	—	—	—	2,387	—	—	2,387	—	2008	5/4/2022	—
WELLS	Nashville, TN	2,511	—	—	—	—	—	2,511	—	—	2,511	—	2008	5/4/2022	—
WENDY	Odessa, TX	822	1,327	—	—	—	—	822	1,327	—	2,149	276	1995	8/2/2016	10 - 45
WENDY	Wheat Ridge, CO	453	467	—	(127)	—	—	326	467	—	793	125	1978	11/9/2016	5 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2022 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
WENDY	Warren, MI	323	946	—	—	—	—	323	946	—	1,269	191	2003	11/9/2016	10 - 40
WENDY	Grand Junction, CO	1,113	—	—	—	—	—	1,113	—	—	1,113	—	1994	1/18/2019	—
WENDY	Clayton, OH	814	1,097	—	—	—	—	814	1,097	—	1,911	164	2004	6/26/2019	5 - 40
WENDY	Warwick, RI	1,343	—	—	—	—	—	1,343	—	—	1,343	—	1999	12/24/2019	—
WENDY	Chesapeake, VA	1,133	—	—	—	—	—	1,133	—	—	1,133	—	1993	10/29/2020	—
WENDY	Columbia, MO	1,387	—	—	—	—	—	1,387	—	—	1,387	—	1985	2/21/2020	—
WHABU	Pensacola, FL	571	599	—	—	—	—	571	599	—	1,170	4	1986	11/14/2022	10 - 30
WILDF	San Antonio, TX	—	—	8	2,790	2,069	69	2,790	2,069	77	4,936	665	2008	11/14/2011	2 - 43
ZAXBY	Snellville, GA	859	1,168	—	—	—	—	859	1,168	—	2,027	213	2003	11/9/2016	10 - 45
ASPDE/STAR	Morries, IL	988	2,267	—	—	—	—	988	2,267	—	3,255	80	2021	7/23/2021	14 - 44
ASPDE/WELLN	Melrose Park, IL	1,744	2,482	—	—	—	—	1,744	2,482	—	4,226	113	2020	3/18/2021	14 - 44
ASPDE/WELLN	Oswego, NY	943	1,853	—	—	—	—	943	1,853	—	2,796	67	1997	12/3/2021	11 - 36
BJS/SLEEP/VRZN	Hagerstown, MD	1,341	4,590	—	—	—	—	1,341	4,590	—	5,931	269	1974	3/12/2020	14 - 49
BWW/CHIP	Clovis, NM	1,328	1,897	—	—	—	—	1,328	1,897	—	3,225	71	1997	11/22/2021	10 - 35
DAVTA/NEPHA	Panama City, FL	1,494	2,647	—	—	—	—	1,494	2,647	—	4,141	89	1985	12/30/2021	5 - 35
DTACO/MODPZ	New Baltimore, MI	435	2,351	—	—	—	—	435	2,351	—	2,786	272	2016	9/15/2017	14 - 54
EYECA/STOREB	Warwick, RI	951	1,469	—	—	—	—	951	1,469	—	2,420	53	2009	8/24/2021	10 - 45
LONGH/OLVGR/ADB	Auburn, ME	3,355	—	—	—	—	—	3,355	—	—	3,355	—	2005	10/31/2019	—
OSG/SS/JJ	San Antonio, TX	6,940	4,049	—	—	—	—	6,940	4,049	—	10,989	275	1970	12/24/2019	14 - 54
PANE/ATT	Terra Haute, IN	1,310	1,062	—	—	—	—	1,310	1,062	—	2,372	68	2005	10/26/2020	10 - 45
PEYES/USC/GC	Moline, IL	1,298	1,396	—	—	—	—	1,298	1,396	—	2,694	115	2017	12/10/2019	14 - 54
POB/VRZN	Mount Pleasant, WI	1,031	908	—	—	—	—	1,031	908	—	1,939	82	2017	1/29/2020	12 - 47
STAR/ATT	Overland Park, KS	1,695	1,674	—	—	—	—	1,695	1,674	—	3,369	5	2000	12/2/2022	10 - 35
STAR/VRZN/ATI	Huntington, IN	1,927	1,158	—	—	—	—	1,927	1,158	—	3,085	84	2019	11/28/2019	14 - 54
WELLN/ATT/ASPDE/BANFD/ADDUS	Chicago, IL	3,112	7,239	—	—	—	—	3,112	7,239	—	10,351	—	2008	12/29/2022	10 - 45
		$1,090,476	$1,158,906	$48,002	$25,351	$245,292	$87,675	$1,115,827	$1,404,198	$135,677	$2,655,702	$706,702

Tax Cost
The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $2.6 billion (unaudited) as of December 31, 2022.

(1) AAA refers to the AAA® properties.
ABANK refers to the Androscoggin Bank® properties.
ADAUT refers to the Advance Auto Parts properties.
ADDUS refers to the Addus Homecare® properties.
APPLB refers to the Applebee's® properties.
ARBYS refers to the Arby’s® properties.
ASPDE refers to the Aspen Dental® properties.
ATIPT refers to the ATI Physical Therapy® properties.
ATT refers to the AT&T® properties.
BANFD refers to Banfield Pet Hospital® properties.
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
BRNSC refers to the BarnesCare® properties.
BUBBA refers to the Bubba's 33 properties.
BWW refers to the Buffalo Wild Wings® properties.
CALCO refers to the Caliber Holdings Corp properties.
CAPON refers to the Capital One® properties.
CARRAB refers to the Carrabba's Italian Grill® properties.
CCKFA refers to the Cheesecake Factory® properties.

CEC refers to the Chuck E. Cheese® properties.
CFILA refers to the Chick-fil-A® properties.
CHASE refers to the Chase Bank® properties.
CHEDD refers to the Cheddar's Scratch Kitchen® properties.
CHILI refers to the Chili's Grill & Bar® properties.
CHIP refers to the Chipotle Mexican Grill, Inc. properties.
CIRCK refers to the Circle K Stores Inc. properties.
CITI refers to the Citibank® properties.
COHWK refers to the Cooper's Hawk® properties.
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
GCLIP refers to the Great Clips® properties.
GERCO refers to the Gerber Collision® properties.
GOOD refers to the Goodyear® properties.
HARDE refers to the Hardee’s® properties.
HBANK refers to the Huntington National Bank® properties.

HKREL refers to the Hook & Reel® properties.
HLTHY refers to the Healthy Outlook Primary Care® properties.
HOLDY refers to the Holiday Inn Express® properties.
HRTLD refers to the Heartland Dental® properties.
IHOP refers to the IHOP® properties.
JARED refers to the Jared® properties.
JKBOX refers to the Jack in the Box® properties.
JLUBE refers to the Jiffy Lube properties.
KCAUT refers to the KC Complete Auto Repair properties.
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
MILLR refers to the Miller's Ale House® properties.
MONRO refers to the Monro Tire’s® properties.
MRTIR refers to the Mr. Tire® properties.
NAPA refers to the NAPA Auto Parts® properties.
NEPHA refers to the Nephrology Associates® properties.
NTB refers to the National Tire & Battery® properties.
OAKST refers to the Oak Street Health® properties.
OLVGR refers to the Olive Garden® properties.
ORAUT refers to the O’Reilly Auto Parts® properties.

ORVSG refers to the Orvis® properties.
OUTB refers to the Outback Steakhouse® properties.
PANDA refers to the Panda Express® properties.
PANE refers to the Panera Bread® properties.
PEYES refers to the Popeyes Louisiana Kitchen® properties.
PIZHT refers to the the Pizza Hut® properties.
PNCB refers to the PNC Bank® properties.
POB refers to the Potbelly Sandwich Shop® properties.
POLLO refers to Pollo Campero® properties.
PORTI refers to the Portillo's® properties.
PVA refers to the Pathway Vet Alliance® properties.
RADNT refers to the RadNet Imaging® properties.
RALLY refers to the Rally's Drive-in® properties.
RT refers to the Ruby Tuesday® properties.
RCANE refers to the Raising Cane’s® properties.
RDLB refers to the Red Lobster® properties.
REI refers to the Recreational Equipment, Inc.® properties.
RROBN refers to the Red Robin® properties.
S52 refers to the Seasons 52® properties.
SEVEN refers to the 7-Eleven properties.
SLEEP refers to the Sleep Number® properties.
SMKYB refers to the Smokey Bones® properties.
SONIC refers to the Sonic Drive-In® properties.
SOPTI refers to the Stanton Optical® properties.
SSHCK refers to the Shake Shack® properties.
STAR refers to the Starbucks® properties.
STKNS refers to the Steak N’ Shake® properties.

STOREB refers to the StoreBuild® properties.
SUNAU refers to the Sun Auto® properties.
SVCKG refers to the Service King® properties.
TACOB refers to the Taco Bell® properties.
TBANK refers to the Truist Bank® properties.
THRIV refers to the Thrive Vet Care® properties.
TIRES refers to the Tires Plus properties.
TORCH refers to the Torchy's Tacos® properties.
TXRD refers to the Texas Roadhouse® properties.
USBNK refers to the US Bank® properties.
USCEL refers to the U.S. Cellular® properties.
VCA refers to the VCA® properties.
VRZN refers to the Verizon Wireless® properties.
WCASTL refers to the White Castle® properties.
WELLN refers to the WellNow Urgent Care® properties.
WELLS refers to the Wells Fargo Bank® properties.
WENDY refers to the Wendy’s® properties.
WHABU refers to the Whataburger® properties.
WILDF refers to the Wildfish Seafood Grille® properties.
ZAXBY refers to the Zaxby’s® properties.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

	December 31, 2022	December 31, 2021
Carrying Costs
Balance - beginning of period	$2,404,405	$2,155,143
Additions placed in service	278,011	249,536
Movement: Held for Sale	(7,719)	—
Dispositions	(18,995)	(274)
Balance - end of year	$2,655,702	$2,404,405
Accumulated Depreciation
Balance - beginning of year	$(682,430)	$(657,621)
Depreciation expense	(28,090)	(25,083)
Movement: Held for Sale	724	—
Dispositions	3,094	274
Balance - end of year	$(706,702)	$(682,430)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2	Amended and Restated Bylaws of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
4.1	Specimen Stock Certificate of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Company Registration Statement on Form 10/A filed on October 5, 2015).
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

10.6
Third Amended and Restated Revolving Credit and Term Loan Agreement, dated October 25, 2022, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37538) filed with the Securities and Exchange Commission on October 25, 2022).

10.7
Third Amended and Restated Parent Guaranty, dated October 25, 2022, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37538) filed with the Securities and Exchange Commission on October 25, 2022).

10.8
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
E-1

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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	February 17, 2023	By:	/s/ William H. Lenehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM H. LENEHAN William H. Lenehan	Director and Chief Executive Officer (Principal Executive Officer)	February 17, 2023

/S/ GERALD R. MORGAN Gerald R. Morgan	Chief Financial Officer (Principal Financial Officer)	February 17, 2023

/S/ NICCOLE M. STEWART Niccole M. Stewart	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2023

/S/ JOHN S. MOODY John S. Moody	Director and Chairman of the Board of Directors	February 17, 2023

/S/ DOUGLAS B. HANSEN Douglas B. Hansen	Director	February 17, 2023

/S/ CHARLES L. JEMLEY Charles L. Jemley	Director	February 17, 2023

/S/ MARRAN H. OGILVIE Marran H. Ogilvie	Director	February 17, 2023

/S/ TONI STEELE Toni Steele	Director	February 17, 2023

/S/ ELIZABETH TENNICAN Elizabeth Tennican	Director	February 17, 2023
E-3