Form 10-Q
period 2023-03-31
Four Corners Property Trust, Inc.
filed 2023-05-02
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of May 2, 2023: 87,025,677

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE MONTHS ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Real estate investments:
Land	$1,124,878	$1,115,827
Buildings, equipment and improvements	1,549,401	1,539,875
Total real estate investments	2,674,279	2,655,702
Less: Accumulated depreciation	(714,686)	(706,702)
Total real estate investments, net	1,959,593	1,949,000
Intangible lease assets, net	102,113	106,206
Total real estate investments and intangible lease assets, net	2,061,706	2,055,206
Real estate held for sale	—	7,522
Cash and cash equivalents	31,399	26,296
Straight-line rent adjustment	61,650	61,027
Derivative assets	27,888	35,276
Deferred tax assets	1,033	988
Other assets	13,828	12,272
Total Assets	$2,197,504	$2,198,587

LIABILITIES AND EQUITY
Liabilities:
Long-term debt, net of deferred financing costs	$996,041	$995,477
Dividends payable	29,203	29,064
Rent received in advance	12,876	11,710
Derivative liabilities	658	9
Other liabilities	25,759	24,017
Total liabilities	1,064,537	1,060,277

Equity:
Preferred stock, par value 0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value 0.0001 per share; 500,000,000 shares authorized, 86,088,900 and 85,637,293 shares issued and outstanding, respectively	9	9
Additional paid-in capital	1,112,936	1,104,522
Retained earnings (accumulated deficit)	(5,503)	576
Accumulated other comprehensive income	23,285	30,944
Noncontrolling interest	2,240	2,259
Total equity	1,132,967	1,138,310
Total Liabilities and Equity	$2,197,504	$2,198,587
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental revenue	$52,197	$46,903
Restaurant revenue	7,755	7,494
Total revenues	59,952	54,397
Operating expenses:
General and administrative	6,055	5,269
Depreciation and amortization	12,176	9,704
Property expenses	3,167	1,849
Restaurant expenses	7,295	6,883
Total operating expenses	28,693	23,705
Interest expense	(9,918)	(8,375)
Other income	300	57
Realized gain on sale	1,562	—
Income tax expense	(48)	(88)
Net income	23,155	22,286
Net income attributable to noncontrolling interest	(31)	(31)
Net Income Available to Common Shareholders	$23,124	$22,255

Basic net income per share:	$0.27	$0.28
Diluted net income per share:	$0.27	$0.28
Weighted average number of common shares outstanding:
Basic	85,833,602	80,195,140
Diluted	86,095,554	80,346,024
Dividends declared per common share	$0.3400	$0.3325

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$23,155	$22,286
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments	(5,592)	13,746
Reclassification adjustment of derivative instruments included in net income	(2,078)	1,662
Other comprehensive income (loss)	(7,670)	15,408
Comprehensive income	15,485	37,694
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	31	31
Other comprehensive (loss) income attributable to noncontrolling interest	(11)	21
Comprehensive income attributable to noncontrolling interest	20	52
Comprehensive Income Attributable to Common Shareholders	$15,465	$37,642

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2022	85,637,293	$9	$1,104,522	$576	$30,944	$2,259	$1,138,310
Net income	—	—	—	23,124	—	31	23,155
Other comprehensive loss	—	—	—	—	(7,659)	(11)	(7,670)
ATM proceeds, net of issuance costs	324,182	—	8,905	—	—	—	8,905
Dividends and distributions to equity holders	—	—	—	(29,203)	—	(39)	(29,242)
Stock-based compensation, net	127,425	—	(491)	—	—	—	(491)
Balance at March 31, 2023	86,088,900	$9	$1,112,936	$(5,503)	$23,285	$2,240	$1,132,967

For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2021	80,279,217	$8	$958,737	$12,753	$(9,824)	$2,218	$963,892
Net income	—	—	—	22,255	—	31	22,286
Other comprehensive income	—	—	—	—	15,387	21	15,408
ATM proceeds, net of issuance costs	—	—	—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(26,668)	—	(38)	(26,706)
Stock-based compensation, net	84,521	—	500	—	—	—	500
Balance at March 31, 2022	80,363,738	$8	$959,237	$8,340	$5,563	$2,232	$975,380

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows - operating activities
Net income	$23,155	$22,286
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,176	9,704
Realized gain on sale	(1,562)	—
Non-cash revenue adjustments	494	530
Amortization of financing costs	564	468
Stock-based compensation expense	1,767	1,500
Deferred income taxes	(44)	—
Changes in assets and liabilities:
Derivative assets and liabilities	367	164
Straight-line rent adjustment	(1,304)	(1,642)
Rent received in advance	1,166	(540)
Other assets and liabilities	1,152	2,338
Net cash provided by operating activities	37,931	34,808
Cash flows - investing activities
Purchases of real estate investments	(20,860)	(43,264)
Proceeds from sale of real estate investments	11,463	—
Advance refunds on acquisition of operating real estate	(975)	(7)
Net cash used in investing activities	(10,372)	(43,271)
Cash flows - financing activities
Net proceeds from ATM equity issuance	8,905	—
Proceeds from issuance of senior notes	—	125,000
Payment of deferred financing costs	—	(1,035)
Proceeds from revolving credit facility	—	28,000
Repayment of revolving credit facility	—	(64,000)
Payment of dividends to shareholders	(29,064)	(26,655)
Distributions to non-controlling interests	(39)	(38)
Employee shares withheld for taxes	(2,258)	(1,000)
Net cash (used in) provided by financing activities	(22,456)	60,272
Net increase in cash and cash equivalents, including restricted cash	5,103	51,809
Cash and cash equivalents, including restricted cash, at beginning of period	26,296	6,300
Cash and cash equivalents, including restricted cash, at end of period	$31,399	$58,109
Supplemental disclosures:
Interest paid	$7,856	$1,641
Income taxes paid	$2	$9
Operating lease payments received (lessor)	$48,617	$43,985
Operating lease payments remitted (lessee)	$237	$236
Non-cash activities:
Dividends declared but not paid	$29,203	$26,668
Change in fair value of derivative instruments	$(8,037)	$15,244

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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Income Statements. We did not record impairment expense during the three months ended March 31, 2023 or 2022.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at March 31, 2023, and two properties were held for sale at December 31, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	March 31,	December 31,
(In thousands)	2023	2022
Cash and cash equivalents	$31,399	$26,296
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$31,399	$26,296
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
For leases where the Company is the lessor, we determine the classification upon commencement. At March 31, 2023, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in intangible lease assets, net, on our Consolidated Balance Sheets. The Company did not pay any lease incentives to tenants during the three months ended March 31, 2023. During the year ended December 31, 2022, the Company paid lease incentives of $0.1 million to tenants.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At March 31, 2023 and December 31, 2022, credit card receivables, included in other assets, totaled $174 thousand and $195 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

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
Realized Gain on Sale
The Company recognizes gain on sale of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the three months ended March 31, 2023, the Company sold three properties, which resulted in a realized gain of $1.6 million. During the three months ended March 31, 2022, the Company did not sell any properties.
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
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 54.1% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of March 31, 2023, we had 312 Olive Garden branded locations in our portfolio, which comprise approximately 29.7% of our leased properties and approximately 40.4% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 11.0% of our leased properties and approximately 11.4% of the revenues received under leases as of March 31, 2023. Our properties, including the Kerrow Restaurant Operating Business, are located in 47 states, with concentrations of 10% or greater of total rental revenue in one state: Texas (approximately 10.5%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At March 31, 2023, our exposure to risk related to amounts due to us on our derivative instruments totaled $27.2 million, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Land	$1,124,878	$1,115,827
Buildings and improvements	1,413,685	1,404,198
Equipment	135,716	135,677
Total gross real estate investments	2,674,279	2,655,702
Less: Accumulated depreciation	(714,686)	(706,702)
Total real estate investments, net	1,959,593	1,949,000
Intangible lease assets, net	102,113	106,206
Total Real Estate Investments and Intangible Lease Assets, Net	$2,061,706	$2,055,206
During the three months ended March 31, 2023, the Company invested $20.9 million, including transaction costs, in 10 properties located in six states, and allocated the investment as follows: $7.3 million to land, $11.1 million to buildings and improvements, and $2.5 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 6.5 years as of March 31, 2023. During the three months ended March 31, 2023, the Company sold three properties with a combined net book value of $9.3 million for a realized gain of $1.6 million.
During the three months ended March 31, 2023, the Company exercised its option to purchase one of the properties where the Company was the lessee under the ground lease. This lease was previously accounted for as a finance lease. This purchase resulted in an increase in land and corresponding decrease in finance lease right-of-use assets of $2.3 million.
During the three months ended March 31, 2022, the Company invested $43.3 million, including transaction costs, in 18 properties located in nine states, and allocated the investment as follows: $25.3 million to land, $14.0 million to buildings and improvements, and $4.0 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties were 100% occupied under net leases, with a weighted average remaining lease term of 9.0 years as of March 31, 2022. The Company did not dispose of any properties during the three months ended March 31, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables detail intangible lease assets and liabilities.

	March 31,	December 31,
(In thousands)	2023	2022
Acquired in-place lease intangibles	$111,882	$109,371
Above-market leases	13,821	13,821
Finance leases - right of use asset (1)	14,040	16,201
Lease incentives	6,989	6,989
Direct lease costs	153	153
Total	146,885	146,535
Less: Accumulated amortization	(44,772)	(40,329)
Intangible Lease Assets, Net	$102,113	$106,206
(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	March 31,	December 31,
(In thousands)	2023	2022
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,224)	(1,158)
Intangible Lease Liabilities, Net	$1,386	$1,452
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $3.9 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $354 thousand and $390 thousand for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, lease incentive amortization was $135 thousand and $136 thousand, respectively.
At March 31, 2023, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 8.0 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, and lease incentives was 7.7 years, 7.0 years, 10.2 years, and 12.7 years, respectively.
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at March 31, 2023.

(In thousands)	March 31,
2023 (nine months)	$11,914
2024	14,295
2025	11,993
2026	10,403
2027	8,330
Thereafter	23,952
Total Future Amortization	$80,887
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
Operating Lease Liability
As of March 31, 2023, maturities of operating lease liabilities were as follows:

(In thousands)	March 31,
2023 (nine months)	$531
2024	718
2025	470
2026	310
2027	319
Thereafter	4,752
Total Payments	7,100
Less: Interest	(2,080)
Operating Lease Liability	$5,020
The weighted-average discount rate for operating leases at March 31, 2023 was 4.25%. The weighted-average remaining lease term was 16.0 years.
Rental expense was $240 thousand and $242 thousand for the three months ended March 31, 2023 and 2022, respectively.
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
The following table shows the components of rental revenue for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(In thousands)	2023	2022
Lease revenue - operating leases	$49,674	$45,343
Variable lease revenue (tenant reimbursements)	2,523	1,560
Total Rental Revenue	$52,197	$46,903
Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	March 31,
2023 (nine months)	$147,085
2024	196,506
2025	194,678
2026	193,137
2027	185,636
Thereafter	792,741
Total Future Minimum Lease Payments	$1,709,783

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Ground Leases as Lessee
As of March 31, 2023 and December 31, 2022, the Company had finance ground lease assets aggregating $14.0 million and $16.2 million, respectively. These assets are included in intangible lease assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 61 years to 96 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 90.8 years at March 31, 2023.
NOTE 6 – LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS
At March 31, 2023 and December 31, 2022, our long-term debt consisted of (1) $430 million of non-amortizing term loans and (2) $575 million of senior, unsecured, fixed rate notes. At March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the revolving credit facility, and there were no outstanding letters of credit. At March 31, 2023, we had $250 million of borrowing capacity under the revolving credit facility. The revolving credit facility portion will mature on November 9, 2025 with a six month extension option. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 5.65% and 5.10% at March 31, 2023 and December 31, 2022, respectively.
The following table presents the Term Loan balances as of March 31, 2023 and December 31, 2022.

				Outstanding Balance
	Maturity	Interest		March 31,	December 31,
(Dollars in thousands)	Date	Rate		2023	2022
Term Loans:
Term loan due 2025	Nov 2025	5.67%	(a)	150,000	150,000
Term loan due 2026	Nov 2026	5.67%	(a)	100,000	100,000
Term loan due 2027	Jan 2027	5.62%	(a)	90,000	90,000
Term loan due 2028	Jan 2028	5.62%	(a)	90,000	90,000
Total Term Loans				$430,000	$430,000
(a) Loan is a variable‑rate loan which resets at Daily Simple SOFR + the applicable credit spread of 0.95% to 1.00% at March 31, 2023.
Note Purchase Agreement
The following table presents the senior unsecured fixed rate notes balance as of March 31, 2023 and December 31, 2022.

			Outstanding Balance
	Maturity	Interest	March 31,	December 31,
(Dollars in thousands)	Date	Rate	2023	2022
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Total Notes			$575,000	$575,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Debt Maturities
The following presents scheduled principal payments related to the Company’s debt as of March 31, 2023.

(In thousands)	March 31,
Remainder of 2023	$—
2024	50,000
2025	150,000
2026	150,000
2027	165,000
Thereafter	490,000
Total Scheduled Principal Payments	$1,005,000
Deferred Financing Costs
At March 31, 2023 and December 31, 2022, net unamortized deferred financing costs were approximately $9.0 million and $9.5 million, respectively. During the three months ended March 31, 2023 and 2022, amortization of deferred financing costs was $564 thousand and $468 thousand, respectively.
The Company was in compliance with all debt covenants at March 31, 2023 and December 31, 2022.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 31, 2023, $350 million of our variable-rate debt is hedged by swaps with notional values totaling $350 million. As of December 31, 2022, $325 million of our variable-rate debt was hedged by swaps with notional values totaling $325 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended March 31, 2023, we entered into one interest rate swap to hedge the interest rate variability associated with the term loan portion of our credit facility.

Product	Fixed Rate	Notional Amount ($ in thousands)	Index	Effective Date	Maturity Date
Swap	2.19%	$100,000	Daily Simple SOFR + 10 bps	10/25/2022	11/09/2023
Swap	1.88%	150,000	Daily Simple SOFR + 10 bps	11/09/2022	11/09/2024
Swap	0.44%	50,000	Daily Simple SOFR + 10 bps	10/25/2022	11/09/2025
Swap	2.70%	25,000	Daily Simple SOFR + 10 bps	11/09/2022	11/09/2025
Swap (1)	0.82%	50,000	Daily Simple SOFR + 10 bps	11/09/2023	11/09/2025
Swap	4.12%	25,000	Daily Simple SOFR + 10 bps	03/09/2023	11/09/2026
Swap	3.65%	25,000	Daily Simple SOFR + 10 bps	11/09/2023	11/09/2026
Swap	2.25%	25,000	1m Term SOFR	11/10/2025	11/09/2028
Swap	1.48%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2027
Swap	1.54%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2027
Swap	1.49%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2028
Swap	2.02%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2028
(1) In November 2024, the notional amount of the swap will increase to $150 million
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company has hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 15, 2033. As of March 31, 2023, these interest rate swaps were valued as an asset of approximately $5.2 million within derivative assets.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $9.2 million will be reclassified to earnings as a reduction to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the three months ended March 31, 2023 and 2022, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		March 31, 2023	December 31, 2022		March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$27,888	$35,276	Derivative liabilities	$658	$9
Total		$27,888	$35,276		$658	$9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)
The table below presents the effect of our interest rate swaps on comprehensive income for the three months ended March 31, 2023 and 2022.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended March 31, 2023	$(5,592)	Interest expense	$(2,078)	$(9,918)
Three months ended March 31, 2022	13,746	Interest expense	1,662	(8,375)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at March 31, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2023	$27,888	$—	$27,888	$(658)	$—	$27,230
December 31, 2022	35,276	—	35,276	(9)	—	35,267

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2023	$658	$—	$658	$(658)	$—	$—
December 31, 2022	9	—	9	(9)	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At March 31, 2023 the fair value of derivatives in a net asset position related to these agreements was $27.2 million and at December 31, 2022 the fair value of derivatives in a net asset position related to these agreements was $35.3 million. As of March 31, 2023, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at March 31, 2023, we would have been entitled to the termination value of approximately $27.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Operating lease right-of-use asset	$4,303	$4,428
Prepaid acquisition costs and deposits	3,002	2,079
Accounts receivable	2,517	2,661
Prepaid assets	1,603	1,300
Food and beverage inventories	261	274
Other	2,142	1,530
Total Other Assets	$13,828	$12,272
Other Liabilities
The components of other liabilities were as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Accrued interest expense	$7,420	$3,845
Tenant deposits	5,500	5,953
Operating lease liability	5,020	5,141
Accrued tenant property tax	1,988	1,537
Intangible lease liabilities, net	1,386	1,452
Accrued compensation	1,251	2,700
Accrued operating expenses	400	257
Accounts payable	344	766
Other	2,450	2,366
Total Other Liabilities	$25,759	$24,017
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2023 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended March 31, 2023, we recorded income tax expense of $48 thousand. During the three months ended March 31, 2022, we recorded income tax expense of $88 thousand.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended March 31, 2023, $44 thousand, was recorded as a deferred tax benefit related to net operating losses and routine book-tax differences within income tax expense in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At March 31, 2023 and December 31, 2022, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at March 31, 2023 and December 31, 2022.
Common Stock
At March 31, 2023 and December 31, 2022, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At March 31, 2023, there were 86,088,900 shares of the Company's common stock issued and outstanding.
On March 13, 2023, we declared a dividend of $0.3400 per share, which was paid in April 2023 to common stockholders of record as of March 31, 2023.
Common Stock Issuance Under the At-The-Market Program
On November 7, 2022, the Company entered into a new ATM program (the “current ATM program”), pursuant to which shares of the Company’s common stock having an aggregate gross sales price of up to $450.0 million may be offered and sold (1) by the Company to, or through, a consortium of banks acting as its sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, by privately negotiated transactions (including block sales) or by any other methods permitted by applicable law. The ATM program replaces the Company’s previous $350.0 million ATM program (the “prior ATM program”), which was established in February 2021, under which the Company had sold shares of its common stock having an aggregate gross sales price of approximately $256.7 million through November 7, 2022. In connection with the Company’s current ATM program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.
During the three months ended March 31, 2023, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 1,907,946 shares of common stock at a weighted average sales price of $27.73 per share before sales commissions and offering expenses. During the three months ended March 31, 2023, the Company physically settled a portion of its forward sale agreements and issued 324,182 shares at a weighted average share price of $27.76 for net proceeds of $8.9 million. The Company currently expects to fully physically settle the remaining forward sale agreements with the forward purchasers on one or more dates specified by the Company on or prior to April 14, 2024, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreements, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements.
During the three months ended March 31, 2023, the Company issued 324,182 shares under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $27.76 for net proceeds of $8.9 million.
During the three months ended March 31, 2022, no shares were issued under the prior ATM program.
At March 31, 2023, there was $323.8 million available for issuance under the current ATM program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Noncontrolling Interest
At March 31, 2023, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the three months ended March 31, 2023, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $3.1 million and $3.0 million as of March 31, 2023 and December 31, 2022, respectively.
At March 31, 2023, FCPT was the owner of approximately 99.87% of FCPT’s OP units. The remaining 0.13%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three months ended March 31, 2023, FCPT OP distributed $39 thousand to its unaffiliated limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three months ended March 31, 2023 and 2022.

(In thousands except for shares and per share data)	Three Months Ended March 31,
	2023	2022
Average common shares outstanding – basic	85,833,602	80,195,140
Net effect of dilutive ATM forward sale agreements	27,922	—
Net effect of dilutive equity awards	234,030	150,884
Average common shares outstanding – diluted	86,095,554	80,346,024
Net income available to common shareholders	$23,124	$22,255
Basic net earnings per share	$0.27	$0.28
Diluted net earnings per share	$0.27	$0.28
For the three months ended March 31, 2023 and 2022, the number of outstanding equity awards that were anti-dilutive totaled 357,798 and 294,643, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended March 31, 2023 and 2022 was 114,559 and 114,559, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At March 31, 2023, 1,756,481 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $11.1 million at March 31, 2023 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2023	$2,117	$2,466	$822	$5,405
Equity grants	537	3,609	3,289	7,435
Equity grant forfeitures	—	—	—	—
Equity compensation expense	(416)	(1,039)	(312)	(1,767)
Unrecognized Compensation Cost at March 31, 2023	$2,238	$5,036	$3,799	$11,073
At March 31, 2023, the weighted average amortization period remaining for all of our equity awards was 2.5 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At March 31, 2023 and December 31, 2022, there were 223,226 and 206,786 RSUs outstanding, respectively. During the three months ended March 31, 2023, there were 19,091 shares of restricted stock granted, 2,651 RSUs vested, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2028.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At March 31, 2023 and December 31, 2022, there were 198,707 and 157,030 RSAs outstanding, respectively. During the three months ended March 31, 2023, there were 127,890 shares of restricted stock granted, no shares were forfeited, and restrictions on 86,213 RSAs lapsed and were distributed, of which 45,603 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2026. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At March 31, 2023 and December 31, 2022, the target number of PSUs that were unvested was 225,654 and 202,560, respectively. During the three months ended March 31, 2023, PSUs with a target number of 87,700 shares were granted. PSUs with a target number of 64,606 shares vested with a total shareholder return of 93.0% of target, resulting in the distribution of 60,085 shares, of which 34,384 PSUs were designated for tax withholdings.
The performance period of the unvested grants run from January 1, 2023 through December 31, 2025, from January 1, 2022 through December 31, 2024, and from January 1, 2021 through December 31, 2023. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a combination of relative shareholder return and total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2023 PSU grant, the Company used an implied volatility assumption of 51.2% (based on historical volatility), risk free rate of 3.76%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), which resulted in a grant date fair value of $3.3 million.
Based on the grant date fair value, the Company expects to recognize $3.8 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.

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

March 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$27,888	$—	$27,888
Liabilities
Derivative liabilities	$—	$658	$—	$658

December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$35,276	$—	$35,276
Liabilities
Derivative liabilities	$—	$9	$—	$9
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at March 31, 2023, and December 31, 2022 were classified as Level 2 of the fair value hierarchy.

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

	March 31, 2023
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2025	$150,000	$148,527
Term loan due 2026	100,000	98,607
Term loan due 2027	90,000	88,754
Term loan due 2028	90,000	88,262
Senior fixed note due June 2024	50,000	49,337
Senior fixed note due December 2026	50,000	49,176
Senior fixed note due June 2027	75,000	74,302
Senior fixed note due December 2028	50,000	49,161
Senior fixed note due April 2029	50,000	44,075
Senior fixed note due June 2029	50,000	45,050
Senior fixed note due April 2030	75,000	66,835
Senior fixed note due March 2031	50,000	43,344
Senior fixed note due April 2031	50,000	43,245
Senior fixed note due March 2032	75,000	64,856
Revolving credit facility	—	—

	December 31, 2022
(In thousands)	Carrying Value(1)	Fair Value
Term loan due 2025	$150,000	$149,495
Term loan due 2026	100,000	99,949
Term loan due 2027	90,000	89,595
Term loan due 2028	90,000	89,309
Senior fixed note due June 2024	50,000	49,179
Senior fixed note due December 2026	50,000	48,548
Senior fixed note due June 2027	75,000	73,007
Senior fixed note due December 2028	50,000	48,251
Senior fixed note due April 2029	50,000	43,111
Senior fixed note due June 2029	50,000	43,967
Senior fixed note due April 2030	75,000	65,078
Senior fixed note due March 2031	50,000	41,989
Senior fixed note due April 2031	50,000	42,032
Senior fixed note due March 2032	75,000	62,828
Revolving credit facility	—	—
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
NOTE 14 – SEGMENTS
During the three months ended March 31, 2023 and 2022, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three months ended March 31, 2023 and 2022.
Three Months Ended March 31, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$52,197	$—	$—	$52,197
Intercompany rental revenue	214	—	(214)	—
Restaurant revenue	—	7,755	—	7,755
Total revenues	52,411	7,755	(214)	59,952
Operating expenses:
General and administrative	6,055	—	—	6,055
Depreciation and amortization	11,996	180	—	12,176
Property expenses	3,167	—	—	3,167
Restaurant expenses	—	7,509	(214)	7,295
Total operating expenses	21,218	7,689	(214)	28,693
Interest expense	(9,918)	—	—	(9,918)
Other income	300	—	—	300
Realized gain on sale	1,562	—	—	1,562
Income tax expense	(52)	4	—	(48)
Net Income	$23,085	$70	$—	$23,155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Three Months Ended March 31, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$46,903	$—	$—	$46,903
Intercompany rental revenue	211	—	(211)	—
Restaurant revenue	—	7,494	—	7,494
Total revenues	47,114	7,494	(211)	54,397
Operating expenses:
General and administrative	5,269	—	—	5,269
Depreciation and amortization	9,524	180	—	9,704
Property expenses	1,849	—	—	1,849
Restaurant expenses	—	7,094	(211)	6,883
Total operating expenses	16,642	7,274	(211)	23,705
Interest expense	(8,375)	—	—	(8,375)
Other income	57	—	—	57
Realized gain on sale	—	—	—	—
Income tax expense	(48)	(40)	—	(88)
Net Income (Loss)	$22,106	$180	$—	$22,286

The following tables present supplemental information by segment at March 31, 2023 and December 31, 2022.
Supplemental Segment Information at March 31, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,651,579	$22,700	$2,674,279
Accumulated depreciation	(707,679)	(7,007)	(714,686)
Total real estate investments, net	1,943,900	15,693	1,959,593
Cash and cash equivalents	30,689	710	31,399
Total assets	2,175,612	21,892	2,197,504
Long-term debt, net of deferred financing costs	996,041	—	996,041
Supplemental Segment Information at December 31, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,633,002	$22,700	$2,655,702
Accumulated depreciation	(699,825)	(6,877)	(706,702)
Total real estate investments, net	1,933,177	15,823	1,949,000
Cash and cash equivalents	25,260	1,036	26,296
Total assets	2,176,336	22,251	2,198,587
Long-term debt, net of deferred financing costs	995,477	—	995,477

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after March 31, 2023, the date of the Consolidated Balance Sheet, through May 2, 2023, and noted the following:
Acquisitions
Through May 2, 2023, the Company invested $25.3 million in the acquisition of eight net lease properties with an investment yield of approximately 7.0%, and approximately 9.1 years of lease term remaining. The Company funded the acquisitions with cash on hand and ATM forward settlements. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at March 31, 2023.
Capital Resources
Through May 2, 2023, the Company physically settled a portion of the forward sale agreements that were outstanding on the current ATM program and issued 935,741 shares for net proceeds of $25.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. (the “Company”) uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2022. Any references to “FCPT,” “the Company,” “we,” “us,” or “our” refer to Four Corners Property Trust, Inc. as an independent, publicly traded, self-administered company.
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
During the three months ended March 31, 2023, FCPT acquired 10 properties for a total investment value of $20.9 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 6.5 years.
At March 31, 2023, our lease portfolio had the following characteristics:
•1,030 properties located in 47 states and representing an aggregate leasable area of 6.8 million square feet;
•99.9% occupancy (based on leasable square footage);

•An average remaining lease term of 8.0 years (weighted by annualized base rent);
•An average annual rent escalation of 1.42% through December 31, 2028 (weighted by annualized base rent);
•99.9% of the contractual base rent collected for the three months ended March 31, 2023; and
•61% investment-grade tenancy (weighted by annualized base rent).

Results of Operations
During the three months ended March 31, 2023 and 2022, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three months ended March 31, 2023 and 2022 as summarized in the table below:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues:
Rental revenue	$52,197	$46,903
Restaurant revenue	7,755	7,494
Total revenues	59,952	54,397
Operating expenses:
General and administrative	6,055	5,269
Depreciation and amortization	12,176	9,704
Property expenses	3,167	1,849
Restaurant expenses	7,295	6,883
Total operating expenses	28,693	23,705
Interest expense	(9,918)	(8,375)
Other income	300	57
Realized gain on sale, net	1,562	—
Income tax expense	(48)	(88)
Net income	23,155	22,286
Net income attributable to noncontrolling interest	(31)	(31)
Net Income Attributable to Common Shareholders	$23,124	$22,255

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Real Estate Operations
Rental Revenue
Rental revenue increased $5.3 million, or 11.3%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was due primarily to the acquisition of 104 leased properties during the year-over-year period from April 1, 2022 through March 31, 2023, which was partially offset by the disposal of eleven properties during the period. We do not anticipate these eleven dispositions to have a material impact on future revenue. During the three months ended March 31, 2023, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $2.5 million as compared to $1.6 million during the three months ended March 31, 2022. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $786 thousand, or 14.9%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in compensation-related expenses and increased non-cash stock compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $2.5 million, or 25.5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to the acquisition of 104 properties, during the year-over-year period from April 1, 2022 through March 31, 2023.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended March 31, 2023, we recorded property expenses of $3.2 million, of which $2.5 million was reimbursed by tenants. During the three months ended March 31, 2022, we recorded property expenses of $1.8 million, of which $1.6 million was reimbursed by tenants.
Interest Expense
We incur interest expense on our $430 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $575 million of senior fixed rate notes. Interest expense increased $1.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the issuance of $125 million of senior fixed notes in March 2022 and an increase of $30 million of our term loan facility as part of the loan agreement in October 2022.
Realized Gain on Sale
During the three months ended March 31, 2023, the Company sold three properties with a combined net book value of $9.3 million for a realized gain on sale of $1.6 million. During the three months ended March 31, 2022, the Company did not sell any assets.
Income Taxes
During the three months ended March 31, 2023 and 2022, our income tax expense was $48 thousand and $88 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio. During the three months ended March 31, 2023, the net deferred tax asset at the Kerrow Restaurant Operating Business increased by $44 thousand. This deferred tax benefit related to net operating losses and routine book-tax differences and was recorded within income tax expense in the Consolidated Statements of Income.
Restaurant Operations
Restaurant revenues increased by $261 thousand, or 3.5%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher net pricing and continued emphasis in customer service.
Total restaurant expenses increased by $412 thousand, or 6.0%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in cost of goods sold and labor costs.

Critical Accounting Policies
The preparation of FCPT’s consolidated financial statements in conformance with U.S. GAAP requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2022 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At March 31, 2023, we had $31.4 million of cash and cash equivalents and $250 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2025, subject to our ability to extend the term for one additional six-month period to May 9, 2026. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Long-Term Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of March 31, 2023, we had no outstanding borrowings under the revolving credit facility. At March 31, 2023, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.51%.
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

Product	Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
Swap	$100,000	10/25/2022	11/09/2023	2.19%	Daily Simple SOFR + 10 bps
Swap	150,000	11/09/2022	11/09/2024	1.88%	Daily Simple SOFR + 10 bps
Swap	50,000	10/25/2022	11/09/2025	0.44%	Daily Simple SOFR + 10 bps
Swap	25,000	11/09/2022	11/09/2025	2.70%	Daily Simple SOFR + 10 bps
Swap (1)	50,000	11/09/2023	11/09/2025	0.82%	Daily Simple SOFR + 10 bps
Swap	25,000	03/09/2023	11/09/2026	4.12%	Daily Simple SOFR + 10 bps
Swap	25,000	11/09/2023	11/09/2026	3.65%	Daily Simple SOFR + 10 bps
Swap	25,000	11/10/2025	11/09/2028	2.25%	1m Term SOFR
Swap	50,000	11/10/2025	11/09/2027	1.48%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2027	1.54%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2028	1.49%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2028	2.02%	Daily Simple SOFR + 10 bps
	(1) In November 2024, the notional amount of the swap will increase to $150 million
During the first three months of 2023, we entered into one interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company has hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending February 15, 2033. As of March 31, 2023, these interest rate swaps were valued as an asset of approximately $5.2 million within derivative assets.
The Company has issued the following $575 million of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	March 31, 2023
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Total Notes			$575,000
In November 2022, we entered into a new ATM program, pursuant to which shares of our common stock having an aggregate gross sales price of up to $450.0 million may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, by privately negotiated transactions (including block sales) or by any other methods permitted by applicable law.
During the three months ended March 31, 2023, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 1,907,946 shares of common stock at a weighted average sales price of $27.73 per share before sales commissions and offering expenses. During the three months ended March 31, 2023, the Company physically settled a portion of its forward sale agreements and issued 324,182 shares at a weighted average share price of $27.76 for net proceeds of $8.9 million. The Company currently expects to fully physically settle the forward sale agreements with the forward purchasers on one or more dates specified by the Company on or prior to April 14, 2024, in which case the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares of common stock multiplied by the relevant forward price per share at such time. The forward price per share that the Company will receive upon physical settlement of the forward sale agreements will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser's stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreement.
During the three months ended March 31, 2023, the Company issued 324,182 shares under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $27.76 for net proceeds of $8.9 million.
At March 31, 2023, there was $323.8 million available for issuance under the current ATM program.
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
Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Net income	$23,155	$22,286
Depreciation and amortization on real estate investments	12,144	9,668
Realized gain on sales of real estate	(1,562)	—
FFO (as defined by NAREIT)	$33,737	$31,954
Straight-line rent	(1,304)	(1,642)
Deferred income tax benefit (1)	(44)	—
Stock-based compensation	1,767	1,500
Non-cash amortization of deferred financing costs	564	468
Non-real estate investment depreciation	32	36
Other non-cash revenue adjustments	494	530
Adjusted Funds from Operations (AFFO)	$35,246	$32,846

Fully diluted shares outstanding (2)	86,210,113	80,460,583

FFO per diluted share	$0.39	$0.40

AFFO per diluted share	$0.41	$0.41
(1)    Amount represents non-cash deferred income tax benefit recognized in the three months ended March 31, 2023 for income tax benefit at the Kerrow Restaurant Business.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented by the information under “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” and Part I, Item 1A titled “Risk Factors.” Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2022.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the first quarter of 2023, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in Part I, Item 1A. “Risk Factors” beginning on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
3.2
Four Corners Property Trust, Inc. Second Amended and Restated Bylaws, dated as of March 9, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 10, 2023).

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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	May 2, 2023	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 2, 2023	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 2, 2023	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)