Form 10-Q
period 2023-06-30
Four Corners Property Trust, Inc.
filed 2023-08-02
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of August 2, 2023: 90,565,846

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND SIX MONTHS ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Real estate investments:
Land	$1,187,742	$1,115,827
Buildings, equipment and improvements	1,641,941	1,539,875
Total real estate investments	2,829,683	2,655,702
Less: Accumulated depreciation	(722,241)	(706,702)
Total real estate investments, net	2,107,442	1,949,000
Intangible lease assets, net	114,298	106,206
Total real estate investments and intangible lease assets, net	2,221,740	2,055,206
Real estate held for sale	—	7,522
Cash and cash equivalents	11,197	26,296
Straight-line rent adjustment	62,891	61,027
Derivative assets	27,668	35,276
Deferred tax assets	1,037	988
Other assets	13,448	12,272
Total Assets	$2,337,981	$2,198,587

LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$439,940	$424,134
Senior unsecured notes, net of deferred financing costs	571,665	571,343
Dividends payable	30,724	29,064
Rent received in advance	13,240	11,710
Derivative liabilities	—	9
Other liabilities	27,271	24,017
Total liabilities	1,082,840	1,060,277

Equity:
Preferred stock, par value 0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value 0.0001 per share; 500,000,000 shares authorized, 90,565,846 and 85,637,293 shares issued and outstanding, respectively	9	9
Additional paid-in capital	1,233,775	1,104,522
Retained earnings (accumulated deficit)	(12,602)	576
Accumulated other comprehensive income	31,757	30,944
Noncontrolling interest	2,202	2,259
Total equity	1,255,141	1,138,310
Total Liabilities and Equity	$2,337,981	$2,198,587
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental revenue	$52,843	$47,904	$105,040	$94,807
Restaurant revenue	7,845	7,521	15,600	15,015
Total revenues	60,688	55,425	120,640	109,822
Operating expenses:
General and administrative	5,600	4,698	11,655	9,967
Depreciation and amortization	11,817	10,128	23,993	19,832
Property expenses	2,676	1,987	5,843	3,836
Restaurant expenses	7,197	7,052	14,492	13,935
Total operating expenses	27,290	23,865	55,983	47,570
Interest expense	(10,051)	(9,031)	(19,969)	(17,406)
Other income	226	29	526	86
Realized gain on sale	173	5,756	1,735	5,756
Income tax expense	(91)	(144)	(139)	(232)
Net income	23,655	28,170	46,810	50,456
Net income attributable to noncontrolling interest	(30)	(40)	(61)	(71)
Net Income Available to Common Shareholders	$23,625	$28,130	$46,749	$50,385

Basic net income per share:	$0.27	$0.35	$0.54	$0.63
Diluted net income per share:	$0.27	$0.35	$0.54	$0.63
Weighted average number of common shares outstanding:
Basic	87,366,335	80,294,804	86,604,202	80,245,247
Diluted	87,556,011	80,494,443	86,825,150	80,446,167
Dividends declared per common share	$0.3400	$0.3325	$0.6800	$0.6650

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$23,655	$28,170	$46,810	$50,456
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments	11,005	8,254	5,412	22,000
Reclassification adjustment of derivative instruments included in net income	(2,562)	1,142	(4,639)	2,804
Other comprehensive income (loss)	8,443	9,396	773	24,804
Comprehensive income	32,098	37,566	47,583	75,260
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	30	40	61	71
Other comprehensive (loss) income attributable to noncontrolling interest	(29)	14	(40)	35
Comprehensive income attributable to noncontrolling interest	1	54	21	106
Comprehensive Income Attributable to Common Shareholders	$32,097	$37,512	$47,562	$75,154

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at March 31, 2023	86,088,900	$9	$1,112,936	$(5,503)	$23,285	$2,240	$1,132,967
Net income	—	—	—	23,625	—	30	23,655
Other comprehensive loss	—	—	—	—	8,472	(29)	8,443
ATM proceeds, net of issuance costs	4,463,788	—	119,279	—	—	—	119,279
Dividends and distributions to equity holders	—	—	—	(30,724)	—	(39)	(30,763)
Stock-based compensation, net	13,158	—	1,560	—	—	—	1,560
Balance at June 30, 2023	90,565,846	$9	$1,233,775	$(12,602)	$31,757	$2,202	$1,255,141

For the Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2022	85,637,293	$9	$1,104,522	$576	$30,944	$2,259	$1,138,310
Net income	—	—	—	46,749	—	61	46,810
Other comprehensive loss	—	—	—	—	813	(40)	773
ATM proceeds, net of issuance costs	4,787,970	—	128,184	—	—	—	128,184
Dividends and distributions to equity holders	—	—	—	(59,927)	—	(78)	(60,005)
Stock-based compensation, net	140,583	—	1,069	—	—	—	1,069
Balance at June 30, 2023	90,565,846	$9	$1,233,775	$(12,602)	$31,757	$2,202	$1,255,141
The accompanying notes are an integral part of this financial statement.

For the Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at March 31, 2022	80,363,738	$8	$959,237	$8,340	$5,563	$2,232	$975,380
Net income	—	—	—	28,130	—	40	28,170
Other comprehensive income	—	—	—	—	9,382	14	9,396
ATM proceeds, net of issuance costs	173,424	—	4,354	—	—	—	4,354
Dividends and distributions to equity holders	—	—	—	(26,730)	—	(38)	(26,768)
Stock-based compensation, net	6,824	—	1,016	—	—	—	1,016
Balance at June 30, 2022	80,543,986	$8	$964,607	$9,740	$14,945	$2,248	$991,548

For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2021	80,279,217	$8	$958,737	$12,753	$(9,824)	$2,218	$963,892
Net income	—	—	—	50,385	—	71	50,456
Other comprehensive loss	—	—	—	—	24,769	35	24,804
ATM proceeds, net of issuance costs	173,424	—	4,354	—	—	—	4,354
Dividends and distributions to equity holders	—	—	—	(53,398)	—	(76)	(53,474)
Stock-based compensation, net	91,345	—	1,516	—	—	—	1,516
Balance at June 30, 2022	80,543,986	$8	$964,607	$9,740	$14,945	$2,248	$991,548

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows - operating activities
Net income	$46,810	$50,456
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,993	19,832
Realized gain on sale	(1,735)	(5,756)
Non-cash revenue adjustments	984	1,057
Amortization of financing costs	1,128	964
Stock-based compensation expense	3,326	2,533
Deferred income taxes	(48)	61
Changes in assets and liabilities:
Derivative assets and liabilities	8,372	320
Straight-line rent adjustment	(2,639)	(3,292)
Rent received in advance	1,530	(572)
Other assets and liabilities	3,853	(412)
Net cash provided by operating activities	85,574	65,191
Cash flows - investing activities
Purchases of real estate investments	(194,970)	(99,408)
Proceeds from sale of real estate investments	13,464	12,293
Advance refunds on acquisition of operating real estate	(1,750)	(637)
Net cash used in investing activities	(183,256)	(87,752)
Cash flows - financing activities
Net proceeds from ATM equity issuance	128,184	4,354
Proceeds from issuance of senior notes	—	125,000
Payment of deferred financing costs	—	(1,062)
Proceeds from revolving credit facility	15,000	28,000
Repayment of revolving credit facility	—	(64,000)
Payment of dividends to shareholders	(58,266)	(53,324)
Distributions to non-controlling interests	(78)	(76)
Employee shares withheld for taxes	(2,257)	(1,017)
Net cash provided by financing activities	82,583	37,875
Net increase in cash and cash equivalents, including restricted cash	(15,099)	15,314
Cash and cash equivalents, including restricted cash, at beginning of period	26,296	6,300
Cash and cash equivalents, including restricted cash, at end of period	$11,197	$21,614
Supplemental disclosures:
Interest paid	$23,261	$12,327
Income taxes paid	$343	$312
Operating lease payments received (lessor)	$98,764	$89,378
Operating lease payments remitted (lessee)	$452	$457
Non-cash activities:
Dividends declared but not paid	$30,724	$26,730
Change in fair value of derivative instruments	$(7,599)	$24,484

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
Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. As of June 30, 2023, we have conformed the prior presentation of the Long-term debt, net of deferred financing costs to the current format for comparability purposes.
Use of Estimates
The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The estimates and assumptions used

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Impairment of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include macroeconomic conditions, including those caused by global pandemics, which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant and retail level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Income Statements. We did not record impairment expense during the six months ended June 30, 2023 or 2022.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at June 30, 2023, and two properties were held for sale at December 31, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	June 30,	December 31,
(In thousands)	2023	2022
Cash and cash equivalents	$11,197	$26,296
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$11,197	$26,296
Debt
The Company’s debt consists of non-amortizing term loans, a revolving credit facility and senior, unsecured, fixed rate notes (collectively referred to as “Debt”). Debt is carried at unpaid principal balance, net of deferred financing costs. All of our debt is currently unsecured and interest is paid monthly on our non-amortizing term loans and revolving credit facility and semi-annually on our senior fixed rate notes.
Deferred Financing Costs
Financing costs related to debt are deferred and amortized over the remaining life of the debt using the effective interest method. These costs are presented as a direct deduction from their related liabilities in the Consolidated Balance Sheets.
See Note 6 - Debt, Net of Deferred Financing Costs for additional information.
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
For leases where the Company is the lessor, we determine the classification upon commencement. At June 30, 2023, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in intangible lease assets, net, on our Consolidated Balance Sheets. The Company did not pay any lease incentives to tenants during the six months ended June 30, 2023. During the year ended December 31, 2022, the Company paid lease incentives of $0.1 million to tenants.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At June 30, 2023 and December 31, 2022, credit card receivables, included in other assets, totaled $194 thousand and $195 thousand, respectively. We recognize sales from our gift

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
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
Realized Gain on Sale
The Company recognizes gain on sale of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the three months ended June 30, 2023, the Company sold one property, which resulted in a realized gain of $173 thousand. During the six months ended June 30, 2023, the Company sold four properties, which resulted in a realized gain of $1.7 million. During the three and six months ended June 30, 2022, the Company sold three properties, which resulted in a realized gain of $5.8 million.
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
(Unaudited)
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
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 51.2% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of June 30, 2023, we had 313 Olive Garden branded locations in our portfolio, which comprise approximately 28.5% of our leased properties and approximately 38.2% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 10.5% of our leased properties and approximately 10.8% of the revenues received under leases as of June 30, 2023. Our properties, including the Kerrow Restaurant Operating Business, are located in 47 states, with concentrations of 10% or greater of total rental revenue in one state: Texas (approximately 10.2%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At June 30, 2023, our exposure to risk related to amounts due to us on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
our derivative instruments totaled $27.7 million, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $235.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Land	$1,187,742	$1,115,827
Buildings and improvements	1,506,157	1,404,198
Equipment	135,784	135,677
Total gross real estate investments	2,829,683	2,655,702
Less: Accumulated depreciation	(722,241)	(706,702)
Total real estate investments, net	2,107,442	1,949,000
Intangible lease assets, net	114,298	106,206
Total Real Estate Investments and Intangible Lease Assets, Net	$2,221,740	$2,055,206
During the six months ended June 30, 2023, the Company invested $195.0 million, including transaction costs, in 59 properties located in twenty-four states, and allocated the investment as follows: $70.7 million to land, $105.1 million to buildings and improvements, and $19.2 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 12.1 years as of June 30, 2023. During the six months ended June 30, 2023, the Company sold four properties with a combined net book value of $11.0 million for a realized gain of $1.7 million.
During the six months ended June 30, 2023, the Company exercised its option to purchase one of the properties where the Company was the lessee under the ground lease. This lease was previously accounted for as a finance lease. This purchase resulted in an increase in land and corresponding decrease in finance lease right-of-use assets of $2.3 million.
During the six months ended June 30, 2022, the Company invested $99.4 million, including transaction costs, in 44 properties located in twenty-two states, and allocated the investment as follows: $51.2 million to land, $39.7 million to buildings and improvements, and $8.5 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties were 100% occupied under net leases, with a weighted average remaining lease term of 6.5 years as of June 30, 2022. During the six months ended June 30, 2022, the Company sold three properties with a combined net book value of $6.3 million for a realized gain of $5.8 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables detail intangible lease assets and liabilities.

	June 30,	December 31,
(In thousands)	2023	2022
Acquired in-place lease intangibles	$124,619	$109,371
Above-market leases	13,821	13,821
Finance leases - right of use asset (1)	14,040	16,201
Lease incentives	7,241	6,989
Tenant improvements intangibles	3,605	—
Direct lease costs	271	153
Total	163,597	146,535
Less: Accumulated amortization	(49,299)	(40,329)
Intangible Lease Assets, Net	$114,298	$106,206
(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	June 30,	December 31,
(In thousands)	2023	2022
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,287)	(1,158)
Intangible Lease Liabilities, Net	$1,323	$1,452
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $4.0 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively, and $7.9 million and $6.1 million for the six months ended June 30, 2023 and 2022, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $338 thousand and $388 thousand for the three months ended June 30, 2023 and 2022, respectively, and $692 thousand and $778 thousand for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, lease incentive amortization was $146 thousand and $136 thousand, respectively, and $281 thousand and $271 thousand for the six months ended June 30, 2023 and 2022, respectively.
At June 30, 2023, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 8.4 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, lease incentives, and tenant improvement intangible was 8.0 years, 6.8 years, 10.1 years, 12.3 years, and 15.7 years, respectively.
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at June 30, 2023.

(In thousands)	June 30,
2023 (six months)	$8,747
2024	16,152
2025	13,835
2026	12,060
2027	9,692
Thereafter	32,425
Total Future Amortization	$92,911

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
Operating Lease Liability
As of June 30, 2023, maturities of operating lease liabilities were as follows:

(In thousands)	June 30,
2023 (six months)	$355
2024	718
2025	470
2026	310
2027	319
Thereafter	4,753
Total Payments	6,925
Less: Interest	(2,029)
Operating Lease Liability	$4,896
The weighted-average discount rate for operating leases at June 30, 2023 was 4.28%. The weighted-average remaining lease term was 15.9 years.
Rental expense was $217 thousand and $218 thousand for the three months ended June 30, 2023 and 2022, respectively. Rental expense was $457 thousand and $453 thousand for the six months ended June 30, 2023 and 2022, respectively.
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
The following table shows the components of rental revenue for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Lease revenue - operating leases	$50,593	$46,147	$100,267	$91,490
Variable lease revenue (tenant reimbursements)	2,250	1,757	4,773	3,317
Total Rental Revenue	$52,843	$47,904	$105,040	$94,807

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

(In thousands)	June 30,
2023 (six months)	$103,914
2024	208,905
2025	207,401
2026	205,748
2027	197,622
Thereafter	914,913
Total Future Minimum Lease Payments	$1,838,503
Ground Leases as Lessee
As of June 30, 2023 and December 31, 2022, the Company had finance ground lease assets aggregating $14.0 million and $16.2 million, respectively. These assets are included in intangible lease assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 61 years to 96 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 90.6 years at June 30, 2023.
NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS
At June 30, 2023 and December 31, 2022, our debt consisted of (1) $430 million of non-amortizing term loans and (2) $575 million of senior, unsecured, fixed rate notes. At June 30, 2023 and December 31, 2022, we had outstanding borrowings of $15 million and $0 million, respectively, under the revolving credit facility, and there were no outstanding letters of credit. At June 30, 2023, we had $235 million of borrowing capacity under the revolving credit facility. The revolving credit facility will mature on November 9, 2025 with a six month extension option. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 6.13% and 5.10% at June 30, 2023 and December 31, 2022, respectively. The weighted average interest rate on the revolving credit facility was 6.00% at June 30, 2023.
The following table presents the Term Loan balances as of June 30, 2023 and December 31, 2022.

				Outstanding Balance
	Maturity	Interest		June 30,	December 31,
(Dollars in thousands)	Date	Rate		2023	2022
Term Loans:
Term loan due 2025	Nov 2025	6.15%	(a)	150,000	150,000
Term loan due 2026	Nov 2026	6.15%	(a)	100,000	100,000
Term loan due 2027	Jan 2027	6.10%	(a)	90,000	90,000
Term loan due 2028	Jan 2028	6.10%	(a)	90,000	90,000
Total Term Loans				$430,000	$430,000
(a) Loan is a variable‑rate loan which resets at Daily Simple SOFR + the applicable credit spread of 0.95% to 1.00% at June 30, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note Purchase Agreement
The following table presents the senior unsecured fixed rate notes balance as of June 30, 2023 and December 31, 2022.

			Outstanding Balance
	Maturity	Interest	June 30,	December 31,
(Dollars in thousands)	Date	Rate	2023	2022
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Total Notes			$575,000	$575,000
Debt Maturities
The following presents scheduled principal payments related to the Company’s debt as of June 30, 2023.

(In thousands)	June 30,
Remainder of 2023	$—
2024	50,000
2025	150,000
2026	150,000
2027	165,000
Thereafter	490,000
Total Scheduled Principal Payments	$1,005,000
Deferred Financing Costs
At June 30, 2023 and December 31, 2022, term loan and revolving credit facility net unamortized deferred financing costs were approximately $5.1 million and $5.9 million, respectively. During the three months ended June 30, 2023 and 2022, amortization of deferred financing costs was $403 thousand and $335 thousand, respectively. During the six months ended June 30, 2023 and 2022, amortization of deferred financing costs was $805 thousand and $670 thousand, respectively.
At June 30, 2023 and December 31, 2022, senior unsecured notes net unamortized deferred financing costs were approximately $3.3 million and $3.7 million, respectively. During both the three months ended June 30, 2023 and 2022, amortization of deferred financing costs was $161 thousand, respectively. During the six months ended June 30, 2023 and 2022, amortization of deferred financing costs was $323 thousand and $294 thousand, respectively.
The Company was in compliance with all debt covenants at June 30, 2023 and December 31, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of June 30, 2023, $350 million of our variable-rate debt is hedged by swaps with notional values totaling $350 million. As of December 31, 2022, $325 million of our variable-rate debt was hedged by swaps with notional values totaling $325 million.
During the six months ended June 30, 2023, we entered into one interest rate swap to hedge the interest rate variability associated with the term loan portion of our credit facility.

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
(1) In November 2024, the notional amount of the swap will increase to $150 million
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the three months ended June 30, 2023, the Company terminated four cash flow hedges in connection with the $100 million senior unsecured note offering that was entered into on June 5, 2023 and funded on July 12, 2023. These cash flow hedges had a total notional value of $100 million and were entered into at various dates ranging from February 2022 through April 2023 to hedge the interest rate on the offering. The swaps were terminated on May 25, 2023 for approximately a $8.1 million gain which will be amortized over the next 10 years as a reduction to interest expense.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $11.4 million will be reclassified to earnings as a reduction to interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the six months ended June 30, 2023 and 2022, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2023 and December 31, 2022.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		June 30, 2023	December 31, 2022		June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$27,668	$35,276	Derivative liabilities	$—	$9
Total		$27,668	$35,276		$—	$9
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)
The table below presents the effect of our interest rate swaps on comprehensive income for the three and six months ended June 30, 2023 and 2022.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended June 30, 2023	$11,005	Interest expense	$(2,562)	$(10,051)
Three months ended June 30, 2022	8,254	Interest expense	1,142	(9,031)
Six months ended June 30, 2023	5,412	Interest expense	(4,639)	(19,969)
Six months ended June 30, 2022	22,000	Interest expense	2,804	(17,406)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at June 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2023	$27,668	$—	$27,668	$—	$—	$27,668
December 31, 2022	35,276	—	35,276	(9)	—	35,267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2023	$—	$—	$—	$—	$—	$—
December 31, 2022	9	—	9	(9)	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At June 30, 2023 the fair value of derivatives in a net asset position related to these agreements was $27.7 million and at December 31, 2022 the fair value of derivatives in a net asset position related to these agreements was $35.3 million. As of June 30, 2023, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at June 30, 2023, we would have been entitled to the termination value of approximately $27.7 million.
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Operating lease right-of-use asset	$4,177	$4,428
Prepaid acquisition costs and deposits	3,754	2,079
Accounts receivable	2,287	2,661
Prepaid assets	1,286	1,300
Food and beverage inventories	247	274
Other	1,697	1,530
Total Other Assets	$13,448	$12,272
Other Liabilities
The components of other liabilities were as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Accrued interest expense	$4,063	$3,845
Tenant improvements payable and deposits	9,544	5,953
Operating lease liability	4,896	5,141
Accrued tenant property tax	2,402	1,537
Intangible lease liabilities, net	1,323	1,452
Accrued compensation	1,784	2,700
Accrued operating expenses	421	257
Accounts payable	530	766
Other	2,308	2,366
Total Other Liabilities	$27,271	$24,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the six months ended June 30, 2023 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three and six months ended June 30, 2023, we recorded income tax expense of $91 thousand and $139 thousand, respectively. During the three and six months ended June 30, 2022, we recorded income tax expense of $144 thousand and $232 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. During the three and six months ended June 30, 2023, $4 thousand and $49 thousand, respectively, was recorded as a deferred tax benefit related to net operating losses and routine book-tax differences within income tax expense in the Consolidated Statements of Income. During the three and six months ended June 30, 2022, $61 thousand of the net deferred tax asset was recorded as deferred tax expense related to routine book-tax differences within income tax expense in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At June 30, 2023 and December 31, 2022, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at June 30, 2023 and December 31, 2022.
Common Stock
At June 30, 2023 and December 31, 2022, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At June 30, 2023, there were 90,565,846 shares of the Company's common stock issued and outstanding.
On March 13, 2023, we declared a dividend of $0.3400 per share, which was paid in April 2023 to common stockholders of record as of March 31, 2023.
On June 14, 2023, we declared a dividend of $0.3400 per share, which was paid in July 2023 to common stockholders of record as of June 30, 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
During the six months ended June 30, 2023, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 1,907,946 shares of common stock at a weighted average sales price of $27.73 per share before sales commissions and offering expenses. During the three months ended June 30, 2023, the Company physically settled the remaining portion of its forward sale agreements and issued 4,113,788 shares at a weighted average share price of $26.81 for net proceeds of $110.3 million. During the six months ended June 30, 2023, the Company physically settled its forward sale agreements and issued and 4,437,970 shares at a weighted average share price of $26.88 for net proceeds of $119.3 million.
During the three months ended June 30, 2023, the Company issued 4,463,788 shares under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $26.72 for net proceeds of $119.3 million. During the six months ended June 30, 2023, the Company issued 4,787,970 shares under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $26.79 for net proceeds of $128.3 million.
During the three and six months ended June 30, 2022, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the prior ATM program to sell 992,548 and 2,236,007 shares of common stock, respectively, at a weighted average sales price of $27.45 and $27.28 per share, respectively, before sales commissions and offering expenses. During the three and six months ended June 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 173,424 shares under the prior ATM program at a weighted average share price of $26.16 for net proceeds of $4.5 million. The Company physically settled the remaining forward sale agreements prior to January 2, 2023.
At June 30, 2023, there was $270.6 million available for issuance under the current ATM program.
Noncontrolling Interest
At June 30, 2023, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the six months ended June 30, 2023, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $2.9 million and $3.0 million as of June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023, FCPT was the owner of approximately 99.87% of FCPT’s OP units. The remaining 0.13%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three and six months ended June 30, 2023, FCPT OP distributed $39 thousand and $78 thousand, respectively, to its unaffiliated limited partners.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and six months ended June 30, 2023 and 2022.

(In thousands except for shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average common shares outstanding – basic	87,366,335	80,294,804	86,604,202	80,245,247
Net effect of dilutive equity awards	189,676	199,639	220,948	200,920
Average common shares outstanding – diluted	87,556,011	80,494,443	86,825,150	80,446,167
Net income available to common shareholders	$23,625	$28,130	$46,749	$50,385
Basic net earnings per share	$0.27	$0.35	$0.54	$0.63
Diluted net earnings per share	$0.27	$0.35	$0.54	$0.63
For the three months ended June 30, 2023 and 2022, the number of outstanding equity awards that were anti-dilutive totaled 385,728 and 299,372, respectively. For the six months ended June 30, 2023 and 2022, the number of outstanding equity awards that were anti-dilutive totaled 354,456 and 298,091, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three and six months ended June 30, 2023 and 2022 was 114,559 and 114,559, respectively.
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
At June 30, 2023, 1,695,561 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $10.4 million at June 30, 2023 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2023	$2,117	$2,466	$822	$5,405
Equity grants	1,438	3,626	3,289	8,353
Equity grant forfeitures	—	(11)	—	(11)
Equity compensation expense	(971)	(1,662)	(693)	(3,326)
Unrecognized Compensation Cost at June 30, 2023	$2,584	$4,419	$3,418	$10,421
At June 30, 2023, the weighted average amortization period remaining for all of our equity awards was 2.2 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At June 30, 2023 and December 31, 2022, there were 244,738 and 206,786 RSUs outstanding, respectively. During the three months ended June 30, 2023, there were 34,147 shares of RSUs granted, 1,381 shares of RSUs vested, and no RSUs were forfeited. During the six months ended June 30, 2023, there were 53,238 shares of restricted stock granted, 15,286 RSUs vested, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2028.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At June 30, 2023 and December 31, 2022, there were 198,985 and 157,030 RSAs outstanding, respectively. During the three months ended June 30, 2023, there were 660 shares of restricted stock granted, 382 RSAs were forfeited, and no shares vested. During the six months ended June 30, 2023, there were 128,550 shares of restricted stock granted, 382 RSAs were forfeited, and restrictions on 86,213 RSAs lapsed and were distributed, of which 45,603 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2026. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At June 30, 2023 and December 31, 2022, the target number of PSUs that were unvested was 225,654 and 202,560, respectively. During the three months ended June 30, 2023, no PSUs were granted or vested, and no PSUs were forfeited. During the six months ended June 30, 2023, PSUs with a target number of 87,700 shares were granted. PSUs with a target number of 64,606 shares vested with a total shareholder return of 93.0% of target, resulting in the distribution of 60,085 shares, of which 34,384 PSUs were designated for tax withholdings.
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
Based on the grant date fair value, the Company expects to recognize $3.4 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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

June 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$27,668	$—	$27,668
Liabilities
Derivative liabilities	$—	$—	$—	$—

December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$35,276	$—	$35,276
Liabilities
Derivative liabilities	$—	$9	$—	$9
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at June 30, 2023, and December 31, 2022 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets. The fair value of the debt (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.

	June 30, 2023
(In thousands)	Carrying Value(1)	Fair Value
Term loan due November 2025	$150,000	$148,847
Term loan due November 2026	100,000	99,291
Term loan due January 2027	90,000	89,010
Term loan due January 2028	90,000	88,574
Senior fixed note due June 2024	50,000	49,087
Senior fixed note due December 2026	50,000	48,301
Senior fixed note due June 2027	75,000	72,882
Senior fixed note due December 2028	50,000	48,158
Senior fixed note due April 2029	50,000	43,449
Senior fixed note due June 2029	50,000	44,243
Senior fixed note due April 2030	75,000	65,609
Senior fixed note due March 2031	50,000	42,532
Senior fixed note due April 2031	50,000	42,514
Senior fixed note due March 2032	75,000	63,637
Revolving credit facility due November 2025	15,000	14,884

	December 31, 2022
(In thousands)	Carrying Value(1)	Fair Value
Term loan due November 2025	$150,000	$149,495
Term loan due November 2026	100,000	99,949
Term loan due January 2027	90,000	89,595
Term loan due January 2028	90,000	89,309
Senior fixed note due June 2024	50,000	49,179
Senior fixed note due December 2026	50,000	48,548
Senior fixed note due June 2027	75,000	73,007
Senior fixed note due December 2028	50,000	48,251
Senior fixed note due April 2029	50,000	43,111
Senior fixed note due June 2029	50,000	43,967
Senior fixed note due April 2030	75,000	65,078
Senior fixed note due March 2031	50,000	41,989
Senior fixed note due April 2031	50,000	42,032
Senior fixed note due March 2032	75,000	62,828
Revolving credit facility due November 2025	—	—
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
NOTE 14 – SEGMENTS
During the three and six months ended June 30, 2023 and 2022, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three and six months ended June 30, 2023 and 2022.
Three Months Ended June 30, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$52,843	$—	$—	$52,843
Intercompany rental revenue	214	—	(214)	—
Restaurant revenue	—	7,845	—	7,845
Total revenues	53,057	7,845	(214)	60,688
Operating expenses:
General and administrative	5,600	—	—	5,600
Depreciation and amortization	11,636	181	—	11,817
Property expenses	2,676	—	—	2,676
Restaurant expenses	—	7,411	(214)	7,197
Total operating expenses	19,912	7,592	(214)	27,290
Interest expense	(10,051)	—	—	(10,051)
Other income	226	—	—	226
Realized gain on sale	173	—	—	173
Income tax expense	(53)	(38)	—	(91)
Net Income	$23,440	$215	$—	$23,655

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Three Months Ended June 30, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$47,904	$—	$—	$47,904
Intercompany rental revenue	211	—	(211)	—
Restaurant revenue	—	7,521	—	7,521
Total revenues	48,115	7,521	(211)	55,425
Operating expenses:
General and administrative	4,698	—	—	4,698
Depreciation and amortization	9,948	180	—	10,128
Property expenses	1,987	—	—	1,987
Restaurant expenses	—	7,263	(211)	7,052
Total operating expenses	16,633	7,443	(211)	23,865
Interest expense	(9,031)	—	—	(9,031)
Other income	29	—	—	29
Realized gain on sale	5,756	—	—	5,756
Income tax expense	(44)	(100)	—	(144)
Net Income (Loss)	$28,192	$(22)	$—	$28,170

Six Months Ended June 30, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$105,040	$—	$—	$105,040
Intercompany rental revenue	428	—	(428)	—
Restaurant revenue	—	15,600	—	15,600
Total revenues	105,468	15,600	(428)	120,640
Operating expenses:
General and administrative	11,655	—	—	11,655
Depreciation and amortization	23,630	363	—	23,993
Property expenses	5,843	—	—	5,843
Restaurant expenses	—	14,920	(428)	14,492
Total operating expenses	41,128	15,283	(428)	55,983
Interest expense	(19,969)	—	—	(19,969)
Other income	526	—	—	526
Realized gain on sale	1,735	—	—	1,735
Income tax expense	(105)	(34)	—	(139)
Net Income	$46,527	$283	$—	$46,810

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Six Months Ended June 30, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$94,807	$—	$—	$94,807
Intercompany rental revenue	422	—	(422)	—
Restaurant revenue	—	15,015	—	15,015
Total revenues	95,229	15,015	(422)	109,822
Operating expenses:
General and administrative	9,967	—	—	9,967
Depreciation and amortization	19,652	180	—	19,832
Property expenses	3,836	—	—	3,836
Restaurant expenses	—	14,357	(422)	13,935
Total operating expenses	33,455	14,537	(422)	47,570
Interest expense	(17,406)	—	—	(17,406)
Other income	86	—	—	86
Realized gain on sale	5,756	—	—	5,756
Income tax expense	(92)	(140)	—	(232)
Net Income	$50,118	$338	$—	$50,456

The following tables present supplemental information by segment at June 30, 2023 and December 31, 2022.
Supplemental Segment Information at June 30, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,806,825	$22,858	$2,829,683
Accumulated depreciation	(714,959)	(7,282)	(722,241)
Total real estate investments, net	2,091,866	15,576	2,107,442
Cash and cash equivalents	10,340	857	11,197
Total assets	2,316,096	21,885	2,337,981
Total debt, net of deferred financing costs	1,011,605	—	1,011,605
Supplemental Segment Information at December 31, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,633,002	$22,700	$2,655,702
Accumulated depreciation	(699,825)	(6,877)	(706,702)
Total real estate investments, net	1,933,177	15,823	1,949,000
Cash and cash equivalents	25,260	1,036	26,296
Total assets	2,176,336	22,251	2,198,587
Total debt, net of deferred financing costs	995,477	—	995,477

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after June 30, 2023, the date of the Consolidated Balance Sheet, through August 2, 2023, and noted the following:
Acquisitions
Through August 2, 2023, the Company invested $111.0 million in the acquisition of twenty-six net lease properties with an investment yield of approximately 6.4%, and approximately 12.4 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for these transactions as asset acquisitions in accordance with U.S. GAAP. There were no contingent liabilities associated with these transactions at June 30, 2023.
Capital Resources
On June 5, 2023, FCPT entered into agreements to issue $100 million of senior unsecured notes (the "Notes"), which were issued on July 12, 2023. The Notes have a ten-year term, maturing on July 11, 2033, and are priced at a fixed interest rate of 6.44%. The Notes were issued at par value. In connection with the offering of the Notes, the Company terminated interest rate swaps entered into previously to partially hedge the interest rate of this offering. This resulted in a gain of $8.1 million for the Company and a 5.39% yield to maturity including the gain.

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
All filings we make with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, this and other quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports are available for free on our website, www.fcpt.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC. However, we use our website as a routine channel of distribution of company information, including press releases, presentations and supplemental information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, SEC filings and public conference calls and webcasts. Our filings can also be obtained for free on the SEC’s Internet website at www.sec.gov. We are providing our website address solely for the information of investors.
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
During the six months ended June 30, 2023, FCPT acquired 59 properties for a total investment value of $195.0 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 12.1 years.
At June 30, 2023, our lease portfolio had the following characteristics:
•1,077 properties located in 47 states and representing an aggregate leasable area of 7.3 million square feet;
•99.9% occupancy (based on leasable square footage);
•An average remaining lease term of 8.1 years (weighted by annualized base rent);
•An average annual rent escalation of 1.4% through December 31, 2028 (weighted by annualized base rent);
•99.7% of the contractual base rent collected for the three months ended June 30, 2023; and
•59% investment-grade tenancy (weighted by annualized base rent).

Results of Operations
During the three and six months ended June 30, 2023 and 2022, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and six months ended June 30, 2023 and 2022 as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Rental revenue	$52,843	$47,904	$105,040	$94,807
Restaurant revenue	7,845	7,521	15,600	15,015
Total revenues	60,688	55,425	120,640	109,822
Operating expenses:
General and administrative	5,600	4,698	11,655	9,967
Depreciation and amortization	11,817	10,128	23,993	19,832
Property expenses	2,676	1,987	5,843	3,836
Restaurant expenses	7,197	7,052	14,492	13,935
Total operating expenses	27,290	23,865	55,983	47,570
Interest expense	(10,051)	(9,031)	(19,969)	(17,406)
Other income	226	29	526	86
Realized gain on sale, net	173	5,756	1,735	5,756
Income tax expense	(91)	(144)	(139)	(232)
Net income	23,655	28,170	46,810	50,456
Net income attributable to noncontrolling interest	(30)	(40)	(61)	(71)
Net Income Attributable to Common Shareholders	$23,625	$28,130	$46,749	$50,385

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Real Estate Operations
Rental Revenue
Rental revenue increased $4.9 million, or 10.3%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was due primarily to the acquisition of 126 leased properties during the year-over-year period from July 1, 2022 through June 30, 2023, which was partially offset by the disposal of nine properties during the period. We do not anticipate these nine dispositions to have a material impact on future revenue. During the three months ended June 30, 2023, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $2.3 million as compared to $1.8 million during the three months ended June 30, 2022. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $902 thousand, or 19.2%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase in compensation-related expenses and increased non-cash stock compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $1.7 million, or 16.7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to the acquisition of 126 properties, during the year-over-year period from July 1, 2022 through June 30, 2023.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended June 30, 2023, we recorded property expenses of $2.7 million, of which $2.3 million was reimbursed by tenants. During the three months ended June 30, 2022, we recorded property expenses of $2.0 million, of which $1.8 million was reimbursed by tenants.
Interest Expense
We incur interest expense on our $430 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $575 million of senior fixed rate notes. Interest expense increased $1.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase of $30 million of our term loan facility as part of the loan agreement in October 2022 and a higher effective interest rate on the unhedged portion of our term loan facility.
Realized Gain on Sale
During the three months ended June 30, 2023, the Company sold one property with a net book value of $1.7 million for a realized gain on sale of $173 thousand. During the three months ended June 30, 2022, the Company sold three properties with a combined net book value of $6.3 million for a realized gain on sale of $5.8 million.
Income Taxes
During the three months ended June 30, 2023 and 2022, our income tax expense was $91 thousand and $144 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant

Operating Business, and state and local income taxes we incurred on our lease portfolio. During the three months ended June 30, 2023, the net deferred tax asset at the Kerrow Restaurant Operating Business increased by $4 thousand. This deferred tax benefit related to routine book-tax differences and was recorded within income tax expense in the Consolidated Statements of Income.
Restaurant Operations
Restaurant revenues increased by $324 thousand, or 4.3%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to higher net pricing and continued emphasis in customer service.
Total restaurant expenses increased by $145 thousand, or 2.1%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase in cost of goods sold and labor costs.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Real Estate Operations
Rental Revenue
Rental revenue increased $10.2 million, or 10.8%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was due to the acquisition of 126 leased properties during the year-over-year period from July 1, 2022 through June 30, 2023, which was partially offset by the disposal of nine properties during the period. We do not anticipate these nine dispositions to have a material impact on future revenue. During the six months ended June 30, 2023, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $4.8 million as compared to $3.3 million during the six months ended June 30, 2022. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $1.7 million, or 16.9%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in compensation-related expenses and increased non-cash stock compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $4.2 million, or 21.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to the acquisition of 126 properties, during the year-over-year period from July 1, 2022 through June 30, 2023.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties and franchise taxes. During the six months ended June 30, 2023, we recorded property expenses of $5.8 million, of which $4.8 million was reimbursed by tenants. During the six months ended June 30, 2022, we recorded property expenses of $3.8 million, of which $3.3 million was reimbursed by tenants.
Interest Expense
We incur interest expense on our $430 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $575 million of senior fixed rate notes. Interest expense increased $2.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the issuance of $125 million of senior fixed notes in March 2022, an increase of $30 million of our term loan facility as part of the loan agreement in October 2022, and a higher effective interest rate on the unhedged portion of our term loan facility.
Realized Gain on Sale
During the six months ended June 30, 2023, the Company sold four properties with a combined net book value of $11.0 million for a realized gain on sale of $1.7 million. During the six months ended June 30, 2022, the Company sold three properties with a combined net book value of $6.3 million for a realized gain on sale of $5.8 million.
Income Taxes
During the six months ended June 30, 2023 and 2022, our income tax expense was $139 thousand and $232 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio. During the six months ended June 30, 2023, the net deferred tax asset at the Kerrow Restaurant Operating Business increased by $49 thousand. This deferred tax benefit related to routine book-tax differences and was recorded within income tax expense in the Consolidated Statements of Income.
Restaurant Operations
Restaurant revenues increased by $0.6 million, or 3.9%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher net pricing and continued emphasis in customer service.
Total restaurant expenses increased by $0.6 million, or 4.0%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in cost of goods sold and labor costs.
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
Liquidity and Financial Condition
At June 30, 2023, we had $11.2 million of cash and cash equivalents and $235 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2025, subject to our ability to extend the term for one additional six-month period to May 9, 2026. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of June 30, 2023, we had outstanding borrowings of $15.0 million under the revolving credit facility. At June 30, 2023, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.64%.
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
	(1) In November 2024, the notional amount of the swap will increase to $150 million
During the first six months of 2023, we entered into one interest rate swap to hedge the interest rate variability associated with the term loan portion of our credit facility.
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the three months ended June 30, 2023, the Company terminated four cash flow hedges in connection with the $100 million private senior note offering that was entered into on June 5, 2023 and funded on July 12, 2023. These cash flow hedges had a total notional value of $100 million and were entered into at various dates ranging from February 2022 through February 2023 to hedge the interest rate on the offering. The swaps were terminated on May 25, 2023 for approximately a $8.1 million gain which will be amortized over the next 10 years as a reduction to interest expense.
The Company has issued the following $575 million of senior unsecured fixed rate notes in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	June 30, 2023
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Total Senior Unsecured Fixed Rate Notes			$575,000
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
During the six months ended June 30, 2023, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 1,907,946 shares of common stock at a weighted average sales price of $27.73 per share before sales commissions and offering expenses. During the three months ended June 30, 2023, the Company physically settled the remaining portion of its forward sale agreements and issued 4,113,788 shares at a weighted average share price of $26.81 for net proceeds of $110.3 million. During the six months ended June 30, 2023, the Company physically settled its forward sale agreements and issued and 4,437,970 shares at a weighted average share price of $26.88 for net proceeds of $119.3 million.
During the three months ended June 30, 2023, the Company issued 4,463,788 shares under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $26.72 for net proceeds of $119.3 million. During the six months ended June 30, 2023, the Company issued 4,787,970 shares under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $26.79 for net proceeds of $128.3 million.
During the three and six months ended June 30, 2022, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the prior ATM program to sell 992,548 and 2,236,007 shares of common stock, respectively, at a weighted average sales price of $27.45 and $27.28 per share, respectively, before sales commissions and offering expenses. During the three and six months ended June 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 173,424 shares at a weighted average share price of $26.16 for net proceeds of $4.5 million. The Company physically settled the remaining forward sale agreements prior to January 2, 2023.
At June 30, 2023, there was $270.6 million available for issuance under the current ATM program.
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

Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net income	$23,655	$28,170	$46,810	$50,456
Depreciation and amortization on real estate investments	11,782	10,095	23,927	19,763
Realized gain on sales of real estate	(173)	(5,756)	(1,735)	(5,756)
FFO (as defined by NAREIT)	$35,264	$32,509	$69,002	$64,463
Straight-line rent	(1,335)	(1,649)	(2,639)	(3,291)
Deferred income tax (benefit) expense (1)	(4)	61	(48)	61
Stock-based compensation	1,560	1,033	3,326	2,533
Non-cash amortization of deferred financing costs	564	496	1,128	964
Non-real estate investment depreciation	35	33	66	69
Other non-cash revenue adjustments	490	527	984	1,057
Adjusted Funds from Operations (AFFO)	$36,574	$33,010	$71,819	$65,856

Fully diluted shares outstanding (2)	87,670,570	80,609,002	86,937,664	80,560,726

FFO per diluted share	$0.40	$0.40	$0.79	$0.80

AFFO per diluted share	$0.42	$0.41	$0.83	$0.82
(1)    Amount represents non-cash deferred income tax benefit recognized in the three and six months ended June 30, 2023 for income tax benefit at the Kerrow Restaurant Business.
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
Changes in Internal Control over Financial Reporting
During the second quarter of 2023, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
a.None.
b.None.
c.During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.
The exhibits issued in the accompanying Index to Exhibits are filed as part of this Form 10-Q and incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2
Four Corners Property Trust, Inc. Second Amended and Restated Bylaws, as amended on May 30, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 31, 2023).

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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	August 2, 2023	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2023	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 2, 2023	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)