Form 10-Q
period 2023-09-30
Four Corners Property Trust, Inc.
filed 2023-11-02
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of November 2, 2023: 90,565,195

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Real estate investments:
Land	$1,235,943	$1,115,827
Buildings, equipment and improvements	1,700,513	1,539,875
Total real estate investments	2,936,456	2,655,702
Less: Accumulated depreciation	(730,014)	(706,702)
Total real estate investments, net	2,206,442	1,949,000
Intangible lease assets, net	122,132	106,206
Total real estate investments and intangible lease assets, net	2,328,574	2,055,206
Real estate held for sale	3,150	7,522
Cash and cash equivalents	5,675	26,296
Straight-line rent adjustment	63,844	61,027
Derivative assets	31,292	35,276
Deferred tax assets	1,221	988
Other assets	22,138	12,272
Total Assets	$2,455,894	$2,198,587

LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$455,342	$424,134
Senior unsecured notes, net of deferred financing costs	670,756	571,343
Dividends payable	30,724	29,064
Rent received in advance	13,204	11,710
Derivative liabilities	—	9
Other liabilities	32,224	24,017
Total liabilities	1,202,250	1,060,277

Equity:
Preferred stock, par value 0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value 0.0001 per share; 500,000,000 shares authorized, 90,565,195 and 85,637,293 shares issued and outstanding, respectively	9	9
Additional paid-in capital	1,235,247	1,104,522
Retained earnings (accumulated deficit)	(19,165)	576
Accumulated other comprehensive income	35,314	30,944
Noncontrolling interest	2,239	2,259
Total equity	1,253,644	1,138,310
Total Liabilities and Equity	$2,455,894	$2,198,587
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental revenue	$57,243	$48,719	$162,267	$143,526
Restaurant revenue	7,596	7,289	23,196	22,304
Total revenues	64,839	56,008	185,463	165,830
Operating expenses:
General and administrative	5,498	4,917	17,153	14,884
Depreciation and amortization	13,418	10,588	37,411	30,420
Property expenses	2,916	1,999	8,742	5,835
Restaurant expenses	7,229	6,790	21,721	20,725
Total operating expenses	29,061	24,294	85,027	71,864
Interest expense	(12,276)	(9,177)	(32,245)	(26,583)
Other income	283	164	809	250
Realized gain on sale	318	1,828	2,053	7,584
Income tax benefit (expense)	89	23	(50)	(209)
Net income	24,192	24,552	71,003	75,008
Net income attributable to noncontrolling interest	(31)	(34)	(92)	(105)
Net Income Available to Common Shareholders	$24,161	$24,518	$70,911	$74,903

Basic net income per share:	$0.27	$0.30	$0.81	$0.93
Diluted net income per share:	$0.27	$0.30	$0.80	$0.92
Weighted average number of common shares outstanding:
Basic	90,366,861	81,884,974	87,872,205	80,797,829
Diluted	90,595,872	82,119,447	88,105,134	81,011,737
Dividends declared per common share	$0.3400	$0.3325	$1.0200	$0.9975

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$24,192	$24,552	$71,003	$75,008
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	6,609	17,151	12,020	39,151
Reclassification adjustment of derivative instruments included in net income	(3,007)	(104)	(7,645)	2,700
Other comprehensive income	3,602	17,047	4,375	41,851
Comprehensive income	27,794	41,599	75,378	116,859
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	31	34	92	105
Other comprehensive income attributable to noncontrolling interest	45	24	5	59
Comprehensive income attributable to noncontrolling interest	76	58	97	164
Comprehensive Income Attributable to Common Shareholders	$27,718	$41,541	$75,281	$116,695

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at June 30, 2023	90,565,846	$9	$1,233,775	$(12,602)	$31,757	$2,202	$1,255,141
Net income	—	—	—	24,161	—	31	24,192
Other comprehensive income	—	—	—	—	3,557	45	3,602
ATM proceeds, net of issuance costs	—	—	—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(30,724)	—	(39)	(30,763)
Stock-based compensation, net	(651)	—	1,472	—	—	—	1,472
Balance at September 30, 2023	90,565,195	$9	$1,235,247	$(19,165)	$35,314	$2,239	$1,253,644

For the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2022	85,637,293	$9	$1,104,522	$576	$30,944	$2,259	$1,138,310
Net income	—	—	—	70,911	—	92	71,003
Other comprehensive income	—	—	—	—	4,370	5	4,375
ATM proceeds, net of issuance costs	4,787,970	—	128,184	—	—	—	128,184
Dividends and distributions to equity holders	—	—	—	(90,652)	—	(117)	(90,769)
Stock-based compensation, net	139,932	—	2,541	—	—	—	2,541
Balance at September 30, 2023	90,565,195	$9	$1,235,247	$(19,165)	$35,314	$2,239	$1,253,644
The accompanying notes are an integral part of this financial statement.

For the Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at June 30, 2022	80,543,986	$8	$964,607	$9,740	$14,945	$2,248	$991,548
Net income	—	—	—	24,518	—	34	24,552
Other comprehensive income	—	—	—	—	17,023	24	17,047
ATM proceeds, net of issuance costs	2,277,782	—	61,903	—	—	—	61,903
Dividends and distributions to equity holders	—	—	—	(27,487)	—	(38)	(27,525)
Stock-based compensation, net	816	—	1,206	—	—	—	1,206
Balance at September 30, 2022	82,822,584	$8	$1,027,716	$6,771	$31,968	$2,268	$1,068,731

For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2021	80,279,217	$8	$958,737	$12,753	$(9,824)	$2,218	$963,892
Net income	—	—	—	74,903	—	105	75,008
Other comprehensive income	—	—	—	—	41,792	59	41,851
ATM proceeds, net of issuance costs	2,451,206	—	66,257	—	—	—	66,257
Dividends and distributions to equity holders	—	—	—	(80,885)	—	(114)	(80,999)
Stock-based compensation, net	92,161	—	2,722	—	—	—	2,722
Balance at September 30, 2022	82,822,584	$8	$1,027,716	$6,771	$31,968	$2,268	$1,068,731

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows - operating activities
Net income	$71,003	$75,008
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,411	30,420
Realized gain on sale	(2,053)	(7,584)
Non-cash revenue adjustments	1,510	1,600
Amortization of financing costs	1,720	1,460
Stock-based compensation expense	4,798	3,739
Deferred income taxes	(232)	(57)
Changes in assets and liabilities:
Derivative assets and liabilities	8,350	477
Straight-line rent adjustment	(4,358)	(4,939)
Rent received in advance	1,494	559
Other assets and liabilities	9,056	8,604
Net cash provided by operating activities	128,699	109,287
Cash flows - investing activities
Purchases of real estate investments	(328,469)	(171,835)
Proceeds from sale of real estate investments	24,087	20,365
Advance refunds on acquisition of operating real estate	(35)	(459)
Net cash used in investing activities	(304,417)	(151,929)
Cash flows - financing activities
Net proceeds from ATM equity issuance	128,184	66,257
Proceeds from issuance of senior notes	100,000	125,000
Payment of deferred financing costs	(1,098)	(1,062)
Proceeds from revolving credit facility	118,000	28,000
Repayment of revolving credit facility	(88,000)	(64,000)
Payment of dividends to shareholders	(88,991)	(80,053)
Distributions to non-controlling interests	(117)	(114)
Employee shares withheld for taxes	(2,257)	(1,017)
Net cash provided by financing activities	165,721	73,011
Net (decrease) increase in cash and cash equivalents, including restricted cash	(9,997)	30,369
Cash and cash equivalents, including restricted cash, at beginning of period	26,296	6,300
Cash and cash equivalents, including restricted cash, at end of period	$16,299	$36,669
Supplemental disclosures:
Interest paid	$33,031	$17,318
Income taxes paid	$355	$358
Operating lease payments received (lessor)	$152,648	$135,546
Operating lease payments remitted (lessee)	$678	$680
Non-cash activities:
Dividends declared but not paid	$30,724	$27,487
Change in fair value of derivative instruments	$(3,975)	$41,374

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
Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. As of September 30, 2023, we have conformed the prior presentation of the Long-term debt, net of deferred financing costs to the current format for comparability purposes.
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Income Statements. We did not record impairment expense during the nine months ended September 30, 2023 or 2022.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. One property was held for sale at September 30, 2023, and two properties were held for sale at December 31, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	September 30,	December 31,
(In thousands)	2023	2022
Cash and cash equivalents	$5,675	$26,296
Restricted cash (included in Other assets)	10,624	—
Total Cash, Cash Equivalents, and Restricted Cash	$16,299	$26,296
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
For leases where the Company is the lessor, we determine the classification upon commencement. At September 30, 2023, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in intangible lease assets, net, on our Consolidated Balance Sheets. The Company paid lease incentives of $0.2 million to tenants during the three and nine months ended September 30, 2023. During the year ended December 31, 2022, the Company paid lease incentives of $0.1 million to tenants.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At September 30, 2023 and December 31, 2022, credit card receivables, included in other assets, totaled $227 thousand and $195 thousand, respectively. We recognize sales from our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
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
Realized Gain on Sale
The Company recognizes gain on sale of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the three months ended September 30, 2023, the Company sold two properties, which resulted in a realized gain of $318 thousand. During the nine months ended September 30, 2023, the Company sold six properties, which resulted in a realized gain of $2.1 million. During the three months ended September 30, 2022, the Company sold four properties, which resulted in a realized gain of $1.8 million. During the nine months ended September 30, 2022, the Company sold seven properties, which resulted in a realized gain of $7.6 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 51.7% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We also are subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of September 30, 2023, we had 314 Olive Garden branded locations in our portfolio, which comprise approximately 27.8% of our leased properties and approximately 37.0% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 10.2% of our leased properties and approximately 10.4% of the revenues received under leases as of September 30, 2023. Our properties, including the Kerrow Restaurant Operating Business, are located in 47 states, with concentrations of 10% or greater of total rental revenue in one state: Texas (approximately 10.1%).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At September 30, 2023, our exposure to risk related to amounts due to us on our derivative instruments totaled $31.3 million, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $220.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	September 30,	December 31,
(In thousands)	2023	2022
Land	$1,235,943	$1,115,827
Buildings and improvements	1,564,663	1,404,198
Equipment	135,850	135,677
Total gross real estate investments	2,936,456	2,655,702
Less: Accumulated depreciation	(730,014)	(706,702)
Total real estate investments, net	2,206,442	1,949,000
Intangible lease assets, net	122,132	106,206
Total Real Estate Investments and Intangible Lease Assets, Net	$2,328,574	$2,055,206
During the nine months ended September 30, 2023, the Company invested $328.5 million, including transaction costs, in 90 properties located in twenty-six states, and allocated the investment as follows: $122.8 million to land, $172.8 million to buildings and improvements, and $32.9 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 11.9 years as of September 30, 2023. During the nine months ended September 30, 2023, the Company sold six properties with a combined net book value of $20.6 million for a realized gain of $2.1 million.
During the nine months ended September 30, 2023, the Company exercised its option to purchase one of the properties where the Company was the lessee under the ground lease. This lease was previously accounted for as a finance lease. This purchase resulted in an increase in land and corresponding decrease in finance lease right-of-use assets of $2.3 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables detail intangible lease assets and liabilities.

	September 30,	December 31,
(In thousands)	2023	2022
Acquired in-place lease intangibles	$136,455	$109,371
Above-market leases	13,821	13,821
Finance leases - right of use asset (1)	14,040	16,201
Lease incentives	7,974	6,989
Tenant improvements intangibles	3,605	—
Direct lease costs	271	153
Total	176,166	146,535
Less: Accumulated amortization	(54,034)	(40,329)
Intangible Lease Assets, Net	$122,132	$106,206
(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	September 30,	December 31,
(In thousands)	2023	2022
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,350)	(1,158)
Intangible Lease Liabilities, Net	$1,260	$1,452
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $4.4 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively, and $12.3 million and $9.5 million for the nine months ended September 30, 2023 and 2022, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $326 thousand and $402 thousand for the three months ended September 30, 2023 and 2022, respectively, and $1 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, lease incentive amortization was $191 thousand and $136 thousand, respectively, and $473 thousand and $407 thousand for the nine months ended September 30, 2023 and 2022, respectively.
At September 30, 2023, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 8.7 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, lease incentives, and tenant improvement intangible was 8.4 years, 6.7 years, 10.1 years, 12.2 years, and 15.4 years, respectively.
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment at September 30, 2023.

(In thousands)	September 30,
2023 (three months)	$4,658
2024	17,340
2025	14,896
2026	13,122
2027	10,754
Thereafter	39,497
Total Future Amortization	$100,267

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
Operating Lease Liability
As of September 30, 2023, maturities of operating lease liabilities were as follows:

(In thousands)	September 30,
2023 (three months)	$178
2024	718
2025	470
2026	310
2027	319
Thereafter	4,752
Total Payments	6,747
Less: Interest	(1,978)
Operating Lease Liability	$4,769
The weighted-average discount rate for operating leases at September 30, 2023 was 4.30%. The weighted-average remaining lease term was 15.9 years.
Rental expense was $226 thousand and $218 thousand for the three months ended September 30, 2023 and 2022, respectively. Rental expense was $683 thousand and $671 thousand for the nine months ended September 30, 2023 and 2022, respectively.
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
The following table shows the components of rental revenue for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Lease revenue - operating leases	$54,882	$47,188	$155,149	$138,678
Variable lease revenue (tenant reimbursements)	2,361	1,531	7,118	4,848
Total Rental Revenue	$57,243	$48,719	$162,267	$143,526

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

(In thousands)	September 30,
2023 (three months)	$53,993
2024	217,035
2025	215,658
2026	214,084
2027	206,044
Thereafter	974,898
Total Future Minimum Lease Payments	$1,881,712
Ground Leases as Lessee
As of September 30, 2023 and December 31, 2022, the Company had finance ground lease assets aggregating $14.0 million and $16.2 million, respectively. These assets are included in intangible lease assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 60 years to 95 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 90.3 years at September 30, 2023.
NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS
At September 30, 2023, our debt consisted of (1) $430 million of non-amortizing term loans and (2) $675 million of senior, unsecured, fixed rate notes. At December 31, 2022, our debt consisted of (1) $430 million of non-amortizing term loans and (2) $575 million of senior, unsecured, fixed rate notes. At September 30, 2023 and December 31, 2022, we had outstanding borrowings of $30 million and $0 million, respectively, under the revolving credit facility, and there were no outstanding letters of credit. At September 30, 2023, we had $220 million of borrowing capacity under the revolving credit facility. The revolving credit facility will mature on November 9, 2025 with a six month extension option. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 6.38% and 5.10% at September 30, 2023 and December 31, 2022, respectively. The weighted average interest rate on the revolving credit facility was 6.25% at September 30, 2023.
The following table presents the Term Loan balances as of September 30, 2023 and December 31, 2022.

				Outstanding Balance
	Maturity	Interest		September 30,	December 31,
(Dollars in thousands)	Date	Rate		2023	2022
Term Loans:
Term loan due 2025	Nov 2025	6.40%	(a)	150,000	150,000
Term loan due 2026	Nov 2026	6.40%	(a)	100,000	100,000
Term loan due 2027	Jan 2027	6.35%	(a)	90,000	90,000
Term loan due 2028	Jan 2028	6.35%	(a)	90,000	90,000
Total Term Loans				$430,000	$430,000
(a) Loan is a variable‑rate loan which resets at Daily Simple SOFR + the applicable credit spread of 0.95% to 1.00% at September 30, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note Purchase Agreement
On June 5, 2023, FCPT entered into agreements to issue $100 million of senior unsecured notes (the "Notes"), which were issued on July 12, 2023. The Notes have a ten-year term, maturing on July 12, 2033, and are priced at a fixed interest rate of 6.44%. The Notes were issued at par value. The following table presents the senior unsecured fixed rate notes balance as of September 30, 2023 and December 31, 2022.

			Outstanding Balance
	Maturity	Interest	September 30,	December 31,
(Dollars in thousands)	Date	Rate	2023	2022
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	—
Total Notes			$675,000	$575,000
Debt Maturities
The following presents scheduled principal payments related to the Company’s debt as of September 30, 2023.

(In thousands)	September 30,
Remainder of 2023	$—
2024	50,000
2025	180,000
2026	150,000
2027	165,000
Thereafter	590,000
Total Scheduled Principal Payments	$1,135,000
Deferred Financing Costs
At September 30, 2023 and December 31, 2022, term loan and revolving credit facility net unamortized deferred financing costs were approximately $4.7 million and $5.9 million, respectively. During the three months ended September 30, 2023 and 2022, amortization of deferred financing costs was $403 thousand and $335 thousand, respectively. During the nine months ended September 30, 2023 and 2022, amortization of deferred financing costs was $1.2 million and $1.0 million, respectively.
At September 30, 2023 and December 31, 2022, senior unsecured notes net unamortized deferred financing costs were approximately $4.2 million and $3.6 million, respectively. During the three months ended September 30, 2023 and 2022, amortization of deferred financing costs was $189 thousand and $161 thousand, respectively. During the nine months ended September 30, 2023 and 2022, amortization of deferred financing costs was $511 thousand and $455 thousand, respectively.
The Company was in compliance with all debt covenants at September 30, 2023 and December 31, 2022.

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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of September 30, 2023, $350 million of our variable-rate debt is hedged by swaps with notional values totaling $350 million. As of December 31, 2022, $325 million of our variable-rate debt was hedged by swaps with notional values totaling $325 million.
During the nine months ended September 30, 2023, we entered into two interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

Product	Fixed Rate	Notional Amount ($ in thousands)	Index	Effective Date	Maturity Date
Swap	2.19%	$100,000	Daily Simple SOFR + 10 bps	10/25/2022	11/09/2023
Swap	1.88%	150,000	Daily Simple SOFR + 10 bps	11/09/2022	11/09/2024
Swap	0.44%	50,000	Daily Simple SOFR + 10 bps	10/25/2022	11/09/2025
Swap	2.70%	25,000	Daily Simple SOFR + 10 bps	11/09/2022	11/09/2025
Swap (1)	0.82%	50,000	Daily Simple SOFR + 10 bps	11/09/2023	11/09/2025
Swap	4.12%	25,000	Daily Simple SOFR + 10 bps	03/09/2023	11/09/2026
Swap	3.65%	25,000	Daily Simple SOFR + 10 bps	11/09/2023	11/09/2026
Swap	2.25%	25,000	1m Term SOFR	11/10/2025	11/09/2028
Swap	1.48%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2027
Swap	1.54%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2027
Swap	4.25%	25,000	Daily Simple SOFR + 10 bps	11/09/2023	11/09/2028
Swap	1.49%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2028
Swap	2.02%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2028
(1) In November 2024, the notional amount of the swap will increase to $150 million
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the nine months ended September 30, 2023, the Company terminated four cash flow hedges in connection with the $100 million senior unsecured note offering that was entered into on June 5, 2023 and funded on July 12, 2023. These cash flow hedges had a total notional value of $100 million and were entered into at various dates ranging from February 2022 through April 2023 to hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
the interest rate on the offering. The swaps were terminated on May 25, 2023 for approximately a $8.1 million gain which will be amortized over the next 10 years as a reduction to interest expense.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $11.8 million will be reclassified to earnings as a reduction to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2023 and 2022, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2023 and December 31, 2022.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		September 30, 2023	December 31, 2022		September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$31,292	$35,276	Derivative liabilities	$—	$9
Total		$31,292	$35,276		$—	$9
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)
The table below presents the effect of our interest rate swaps on comprehensive income for the three and nine months ended September 30, 2023 and 2022.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended September 30, 2023	$6,609	Interest expense	$(3,007)	$(12,276)
Three months ended September 30, 2022	17,151	Interest expense	(104)	(9,177)
Nine months ended September 30, 2023	12,020	Interest expense	(7,645)	(32,245)
Nine months ended September 30, 2022	39,151	Interest expense	2,700	(26,583)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at September 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2023	$31,292	$—	$31,292	$—	$—	$31,292
December 31, 2022	35,276	—	35,276	(9)	—	35,267

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2023	$—	$—	$—	$—	$—	$—
December 31, 2022	9	—	9	(9)	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At September 30, 2023 the fair value of derivatives in a net asset position related to these agreements was $31.3 million and at December 31, 2022 the fair value of derivatives in a net asset position related to these agreements was $35.3 million. As of September 30, 2023, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at September 30, 2023, we would have been entitled to the termination value of approximately $31.3 million.
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	September 30,	December 31,
(In thousands)	2023	2022
Operating lease right-of-use asset	$4,050	$4,428
Restricted cash	10,624	—
Prepaid acquisition costs and deposits	1,878	2,079
Accounts receivable	2,388	2,661
Prepaid assets	1,347	1,300
Food and beverage inventories	233	274
Other	1,618	1,530
Total Other Assets	$22,138	$12,272

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other Liabilities
The components of other liabilities were as follows:

	September 30,	December 31,
(In thousands)	2023	2022
Accrued interest expense	$8,983	$3,845
Tenant improvements payable and deposits	8,271	5,953
Operating lease liability	4,769	5,141
Accrued tenant property tax	3,179	1,537
Intangible lease liabilities, net	1,260	1,452
Accrued compensation	2,347	2,700
Accrued operating expenses	280	257
Accounts payable	608	766
Other	2,527	2,366
Total Other Liabilities	$32,224	$24,017
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the nine months ended September 30, 2023 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended September 30, 2023 and 2022, we recorded an income tax benefit of $89 thousand and $23 thousand, respectively. During the nine months ended September 30, 2023 and 2022, we recorded income tax expense of $50 thousand and $209 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. During the three and nine months ended September 30, 2023, $184 thousand and $232 thousand, respectively, was recorded as a deferred tax benefit related to net operating losses and routine book-tax differences within income tax expense in the Consolidated Statements of Income. During the three and nine months ended September 30, 2022, $118 thousand and $57 thousand, respectively, was recorded as a deferred tax benefit within income tax expense in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At September 30, 2023 and December 31, 2022, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at September 30, 2023 and December 31, 2022.
Common Stock
At September 30, 2023 and December 31, 2022, the Company was authorized to issue 500,000,000 shares, $0.0001 par

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
value per share of common stock. At September 30, 2023, there were 90,565,195 shares of the Company's common stock issued and outstanding.
On March 13, 2023, we declared a dividend of $0.3400 per share, which was paid in April 2023 to common stockholders of record as of March 31, 2023.
On June 14, 2023, we declared a dividend of $0.3400 per share, which was paid in July 2023 to common stockholders of record as of June 30, 2023.
On September 18, 2023, we declared a dividend of $0.3400 per share, which was paid in October 2023 to common stockholders of record as of September 30, 2023.
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
The Company did not execute or settle forward sale agreements during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 1,907,946 shares of common stock at a weighted average sales price of $27.73 per share before sales commissions and offering expenses. During the nine months ended September 30, 2023, the Company physically settled its forward sale agreements and issued 4,437,970 shares at a weighted average share price of $26.88 for net proceeds of $119.3 million.
During the three months ended September 30, 2023, the Company did not issue any shares under the ATM program. During the nine months ended September 30, 2023, the Company issued 4,787,970 shares under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $26.79 for net proceeds of $128.2 million.
During the three and nine months ended September 30, 2022, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the prior ATM program to sell 1,723,426 and 3,959,433 shares of common stock, respectively, at a weighted average sales price of $28.56 and $27.84 per share, respectively, before sales commissions and offering expenses. During the three months ended September 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 1,190,532 shares under the prior ATM program at a weighted average share price of $26.52 for net proceeds of $31.6 million. During the nine months ended September 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 1,363,956 shares under the prior ATM program at a weighted average share price of $26.42 for net proceeds of $36.0 million.
At September 30, 2023, there was $270.6 million available for issuance under the current ATM program.
Noncontrolling Interest
At September 30, 2023, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the nine months ended September 30, 2023, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $2.5 million and $3.0 million as of September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023, FCPT was the owner of approximately 99.87% of FCPT’s OP units. The remaining 0.13%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three and nine months ended September 30, 2023, FCPT OP distributed $39 thousand and $117 thousand, respectively, to its unaffiliated limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2023 and 2022.

(In thousands except for shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average common shares outstanding – basic	90,366,861	81,884,974	87,872,205	80,797,829
Net effect of dilutive equity awards	229,011	234,473	232,929	213,908
Average common shares outstanding – diluted	90,595,872	82,119,447	88,105,134	81,011,737
Net income available to common shareholders	$24,161	$24,518	$70,911	$74,903
Basic net earnings per share	$0.27	$0.30	$0.81	$0.93
Diluted net earnings per share	$0.27	$0.30	$0.80	$0.92
For the three months ended September 30, 2023 and 2022, the number of outstanding equity awards that were anti-dilutive totaled 353,787 and 264,186, respectively. For the nine months ended September 30, 2023 and 2022, the number of outstanding equity awards that were anti-dilutive totaled 349,869 and 284,751, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three and nine months ended September 30, 2023 and 2022 was 114,559 and 114,559, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At September 30, 2023, 1,684,238 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $8.9 million at September 30, 2023 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2023	$2,117	$2,466	$822	$5,405
Equity grants	1,438	3,626	3,289	8,353
Equity grant forfeitures	—	(25)	—	(25)
Equity compensation expense	(1,427)	(2,293)	(1,078)	(4,798)
Unrecognized Compensation Cost at September 30, 2023	$2,128	$3,774	$3,033	$8,935
At September 30, 2023, the weighted average amortization period remaining for all of our equity awards was 2.0 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At September 30, 2023 and December 31, 2022, there were 244,738 and 206,786 RSUs outstanding, respectively. During the three months ended September 30, 2023, no RSUs were granted, no RSUs were forfeited, and no RSUs vested. During the nine months ended September 30, 2023, 53,238 RSUs were granted, no RSUs were forfeited, and 15,286 RSUs vested. Restrictions on these RSUs lapse through 2028.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At September 30, 2023 and December 31, 2022, there were 198,334 and 157,030 RSAs outstanding, respectively. During the three months ended September 30, 2023, no RSAs were granted, 651 RSAs were forfeited, and no RSAs vested. During the nine months ended September 30, 2023, 128,550 RSAs were granted, 1,033 RSAs were forfeited, and restrictions on 86,213 RSAs lapsed and were distributed, of which 45,603 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2026. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At September 30, 2023 and December 31, 2022, the target number of PSUs that were unvested was 225,654 and 202,560, respectively. During the three months ended September 30, 2023, no PSUs were granted or vested, and no PSUs were forfeited. During the nine months ended September 30, 2023, PSUs with a target number of 87,700 shares were granted. PSUs with a target number of 64,606 shares vested with a total shareholder return of 93.0% of target, resulting in the distribution of 60,085 shares, of which 34,384 PSUs were designated for tax withholdings.
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

September 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$31,292	$—	$31,292
Liabilities
Derivative liabilities	$—	$—	$—	$—

December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$35,276	$—	$35,276
Liabilities
Derivative liabilities	$—	$9	$—	$9
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at September 30, 2023, and December 31, 2022 were classified as Level 2 of the fair value hierarchy.
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets. The fair value of the debt (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.

	September 30, 2023
(In thousands)	Carrying Value(1)	Fair Value
Term loan due November 2025	$150,000	$149,040
Term loan due November 2026	100,000	99,400
Term loan due January 2027	90,000	89,137
Term loan due January 2028	90,000	88,739
Senior fixed note due June 2024	50,000	49,309
Senior fixed note due December 2026	50,000	47,897
Senior fixed note due June 2027	75,000	72,084
Senior fixed note due December 2028	50,000	47,200
Senior fixed note due April 2029	50,000	42,566
Senior fixed note due June 2029	50,000	43,284
Senior fixed note due April 2030	75,000	63,712
Senior fixed note due March 2031	50,000	40,583
Senior fixed note due April 2031	50,000	40,884
Senior fixed note due March 2032	75,000	60,743
Senior fixed note due July 2033	100,000	103,090
Revolving credit facility due November 2025	30,000	29,806

	December 31, 2022
(In thousands)	Carrying Value(1)	Fair Value
Term loan due November 2025	$150,000	$149,495
Term loan due November 2026	100,000	99,949
Term loan due January 2027	90,000	89,595
Term loan due January 2028	90,000	89,309
Senior fixed note due June 2024	50,000	49,179
Senior fixed note due December 2026	50,000	48,548
Senior fixed note due June 2027	75,000	73,007
Senior fixed note due December 2028	50,000	48,251
Senior fixed note due April 2029	50,000	43,111
Senior fixed note due June 2029	50,000	43,967
Senior fixed note due April 2030	75,000	65,078
Senior fixed note due March 2031	50,000	41,989
Senior fixed note due April 2031	50,000	42,032
Senior fixed note due March 2032	75,000	62,828
Revolving credit facility due November 2025	—	—
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
NOTE 14 – SEGMENTS
During the three and nine months ended September 30, 2023 and 2022, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three and nine months ended September 30, 2023 and 2022.
Three Months Ended September 30, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$57,243	$—	$—	$57,243
Intercompany rental revenue	214	—	(214)	—
Restaurant revenue	—	7,596	—	7,596
Total revenues	57,457	7,596	(214)	64,839
Operating expenses:
General and administrative	5,498	—	—	5,498
Depreciation and amortization	13,237	181	—	13,418
Property expenses	2,916	—	—	2,916
Restaurant expenses	—	7,443	(214)	7,229
Total operating expenses	21,651	7,624	(214)	29,061
Interest expense	(12,276)	—	—	(12,276)
Other income	283	—	—	283
Realized gain on sale	318	—	—	318
Income tax benefit (expense)	(54)	143	—	89
Net Income	$24,077	$115	$—	$24,192

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Three Months Ended September 30, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$48,719	$—	$—	$48,719
Intercompany rental revenue	211	—	(211)	—
Restaurant revenue	—	7,289	—	7,289
Total revenues	48,930	7,289	(211)	56,008
Operating expenses:
General and administrative	4,917	—	—	4,917
Depreciation and amortization	10,408	180	—	10,588
Property expenses	1,999	—	—	1,999
Restaurant expenses	—	7,001	(211)	6,790
Total operating expenses	17,324	7,181	(211)	24,294
Interest expense	(9,177)	—	—	(9,177)
Other income	164	—	—	164
Realized gain on sale	1,828	—	—	1,828
Income tax benefit (expense)	(54)	77	—	23
Net Income	$24,367	$185	$—	$24,552

Nine Months Ended September 30, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$162,267	$—	$—	$162,267
Intercompany rental revenue	641	—	(641)	—
Restaurant revenue	—	23,196	—	23,196
Total revenues	162,908	23,196	(641)	185,463
Operating expenses:
General and administrative	17,153	—	—	17,153
Depreciation and amortization	37,048	363	—	37,411
Property expenses	8,742	—	—	8,742
Restaurant expenses	—	22,362	(641)	21,721
Total operating expenses	62,943	22,725	(641)	85,027
Interest expense	(32,245)	—	—	(32,245)
Other income	809	—	—	809
Realized gain on sale	2,053	—	—	2,053
Income tax benefit (expense)	(159)	109	—	(50)
Net Income	$70,423	$580	$—	$71,003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Nine Months Ended September 30, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$143,526	$—	$—	$143,526
Intercompany rental revenue	633	—	(633)	—
Restaurant revenue	—	22,304	—	22,304
Total revenues	144,159	22,304	(633)	165,830
Operating expenses:
General and administrative	14,884	—	—	14,884
Depreciation and amortization	29,878	542	—	30,420
Property expenses	5,835	—	—	5,835
Restaurant expenses	—	21,358	(633)	20,725
Total operating expenses	50,597	21,900	(633)	71,864
Interest expense	(26,583)	—	—	(26,583)
Other income	250	—	—	250
Realized gain on sale	7,584	—	—	7,584
Income tax expense	(146)	(63)	—	(209)
Net Income	$74,667	$341	$—	$75,008

The following tables present supplemental information by segment at September 30, 2023 and December 31, 2022.
Supplemental Segment Information at September 30, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,913,643	$22,813	$2,936,456
Accumulated depreciation	(722,732)	(7,282)	(730,014)
Total real estate investments, net	2,190,911	15,531	2,206,442
Cash and cash equivalents	4,743	932	5,675
Total assets	2,433,938	21,956	2,455,894
Total debt, net of deferred financing costs	1,126,098	—	1,126,098
Supplemental Segment Information at December 31, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,633,002	$22,700	$2,655,702
Accumulated depreciation	(699,825)	(6,877)	(706,702)
Total real estate investments, net	1,933,177	15,823	1,949,000
Cash and cash equivalents	25,260	1,036	26,296
Total assets	2,176,336	22,251	2,198,587
Total debt, net of deferred financing costs	995,477	—	995,477

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after September 30, 2023, the date of the Consolidated Balance Sheet, through November 2, 2023, and noted the following:
Acquisitions & Disposals
The Company invested $2.4 million in the acquisition of one net lease property with an investment yield of approximately 6.8%, and approximately 14.8 years of lease term remaining. The Company funded the acquisition with cash on hand. The Company anticipates accounting for the transaction as an asset acquisition in accordance with U.S. GAAP. There was no contingent liability associated with the transaction at September 30, 2023.
The Company completed the sale of one real estate property which was held-for-sale at September 30, 2023. The property was sold at a price above its carrying value.

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2022 and in the Quarterly Reports on Form 10-Q of Four Corners Property Trust, Inc. for the quarters ended March 31, 2023 and June 30, 2023. Any references to “FCPT,” “the Company,” “we,” “us,” or “our” refer to Four Corners Property Trust, Inc. as an independent, publicly traded, self-administered company.
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
During the nine months ended September 30, 2023, FCPT acquired 90 properties for a total investment value of $328.5 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 11.9 years.
At September 30, 2023, our lease portfolio had the following characteristics:
•1,106 properties located in 47 states and representing an aggregate leasable area of 7.5 million square feet;
•99.8% occupancy (based on leasable square footage);
•An average remaining lease term of 8.0 years (weighted by annualized base rent);
•An average annual rent escalation of 1.4% through December 31, 2028 (weighted by annualized base rent);
•99.9% of the contractual base rent collected for the three months ended September 30, 2023; and
•59% investment-grade tenancy (weighted by annualized base rent).

Results of Operations
During the three and nine months ended September 30, 2023 and 2022, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and nine months ended September 30, 2023 and 2022 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Rental revenue	$57,243	$48,719	$162,267	$143,526
Restaurant revenue	7,596	7,289	23,196	22,304
Total revenues	64,839	56,008	185,463	165,830
Operating expenses:
General and administrative	5,498	4,917	17,153	14,884
Depreciation and amortization	13,418	10,588	37,411	30,420
Property expenses	2,916	1,999	8,742	5,835
Restaurant expenses	7,229	6,790	21,721	20,725
Total operating expenses	29,061	24,294	85,027	71,864
Interest expense	(12,276)	(9,177)	(32,245)	(26,583)
Other income	283	164	809	250
Realized gain on sale, net	318	1,828	2,053	7,584
Income tax benefit (expense)	89	23	(50)	(209)
Net income	24,192	24,552	71,003	75,008
Net income attributable to noncontrolling interest	(31)	(34)	(92)	(105)
Net Income Attributable to Common Shareholders	$24,161	$24,518	$70,911	$74,903

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Real Estate Operations
Rental Revenue
Rental revenue increased $8.5 million, or 17.5%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was due primarily to the acquisition of 131 leased properties during the year-over-year period from October 1, 2022 through September 30, 2023, which was partially offset by the disposal of seven properties during the period. We do not anticipate these seven dispositions to have a material impact on future revenue. During the three months ended September 30, 2023, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $2.4 million as compared to $1.5 million during the three months ended September 30, 2022. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $581 thousand, or 11.8%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in compensation-related expenses and increased non-cash stock compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $2.8 million, or 26.7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to the acquisition of 131 properties, during the year-over-year period from October 1, 2022 through September 30, 2023.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended September 30, 2023, we recorded property expenses of $2.9 million, of which $2.4 million was reimbursed by tenants. During the three months ended September 30, 2022, we recorded property expenses of $2.0 million, of which $1.5 million was reimbursed by tenants.
Interest Expense
We incur interest expense on our $430 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $675 million of senior fixed rate notes. Interest expense increased $3.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an issuance of $100 million of senior fixed notes in July 2023, an increase of $30 million of our term loan facility as part of the loan agreement in October 2022, and a higher effective interest rate on the unhedged portion of our term loan facility.
Realized Gain on Sale
During the three months ended September 30, 2023, the Company sold two properties with a net book value of $9.5 million for a realized gain on sale of $318 thousand. During the three months ended September 30, 2022, the Company sold four properties with a combined net book value of $6.2 million for a realized gain on sale of $1.8 million.
Income Taxes
During the three months ended September 30, 2023 and 2022, our income tax expense was $89 thousand and $23 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow

Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio. During the three months ended September 30, 2023, the net deferred tax asset at the Kerrow Restaurant Operating Business increased by $184 thousand. This deferred tax benefit related to routine book-tax differences and was recorded within income tax expense in the Consolidated Statements of Income.
Restaurant Operations
Restaurant revenues increased by $307 thousand, or 4.2%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to higher net pricing and continued emphasis in customer service.
Total restaurant expenses increased by $439 thousand, or 6.5%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in cost of goods sold and labor costs.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Real Estate Operations
Rental Revenue
Rental revenue increased $18.7 million, or 13.1%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was due to the acquisition of 131 leased properties during the year-over-year period from October 1, 2022 through September 30, 2023, which was partially offset by the disposal of seven properties during the period. We do not anticipate these seven dispositions to have a material impact on future revenue. During the nine months ended September 30, 2023, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $7.1 million as compared to $4.8 million during the nine months ended September 30, 2022. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $2.3 million, or 15.2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in compensation-related expenses and increased non-cash stock compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $7.0 million, or 23.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to the acquisition of 131 properties, during the year-over-year period from October 1, 2022 through September 30, 2023.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties and franchise taxes. During the nine months ended September 30, 2023, we recorded property expenses of $8.7 million, of which $7.1 million was reimbursed by tenants. During the nine months ended September 30, 2022, we recorded property expenses of $5.8 million, of which $4.8 million was reimbursed by tenants.
Interest Expense
We incur interest expense on our $430 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $675 million of senior fixed rate notes. Interest expense increased $5.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the issuance of $125 million of senior fixed notes in March 2022, the issuance of $100 million of senior fixed notes in July 2023, an increase of $30 million of our term loan facility as part of the loan agreement in October 2022, and a higher effective interest rate on the unhedged portion of our term loan facility.
Realized Gain on Sale
During the nine months ended September 30, 2023, the Company sold six properties with a combined net book value of $20.6 million for a realized gain on sale of $2.1 million. During the nine months ended September 30, 2022, the Company sold seven properties with a combined net book value of $12.4 million for a realized gain on sale of $7.6 million.
Income Taxes
During the nine months ended September 30, 2023 and 2022, our income tax expense was $50 thousand and $209 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio. During the nine months ended September 30, 2023, the net deferred tax asset at the Kerrow Restaurant Operating Business increased by $232 thousand. This deferred tax benefit related to routine book-tax differences and was recorded within income tax expense in the Consolidated Statements of Income.
Restaurant Operations
Restaurant revenues increased by $0.9 million, or 4.0%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to higher net pricing and continued emphasis in customer service.
Total restaurant expenses increased by $1.0 million, or 4.8%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in cost of goods sold and labor costs.
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
Liquidity and Financial Condition
At September 30, 2023, we had $5.7 million of cash and cash equivalents and $220 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2025, subject to our ability to extend the term for one additional six-month period to May 9, 2026. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of September 30, 2023, we had outstanding borrowings of $30.0 million under the revolving credit facility. At September 30, 2023, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.77%.
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

Product	Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
Swap	$100,000	10/25/2022	11/09/2023	2.19%	Daily Simple SOFR + 10 bps
Swap	150,000	11/09/2022	11/09/2024	1.88%	Daily Simple SOFR + 10 bps
Swap	50,000	10/25/2022	11/09/2025	0.44%	Daily Simple SOFR + 10 bps
Swap	25,000	11/09/2022	11/09/2025	2.70%	Daily Simple SOFR + 10 bps
Swap (1)	50,000	11/09/2023	11/09/2025	0.82%	Daily Simple SOFR + 10 bps
Swap	25,000	03/09/2023	11/09/2026	4.12%	Daily Simple SOFR + 10 bps
Swap	25,000	11/09/2023	11/09/2026	3.65%	Daily Simple SOFR + 10 bps
Swap	25,000	11/10/2025	11/09/2028	2.25%	1m Term SOFR
Swap	50,000	11/10/2025	11/09/2027	1.48%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2027	1.54%	Daily Simple SOFR + 10 bps
Swap	25,000	11/09/2023	11/09/2028	4.25%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2028	1.49%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2028	2.02%	Daily Simple SOFR + 10 bps
	(1) In November 2024, the notional amount of the swap will increase to $150 million
During the first nine months of 2023, we entered into two interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the nine months ended September 30, 2023, the Company terminated four cash flow hedges in connection with the $100 million private senior note offering that was entered into on June 5, 2023 and funded on July 12, 2023. These cash flow hedges had a total notional value of $100 million and were entered into at various dates ranging from February 2022 through February 2023 to hedge the interest rate on the offering. The swaps were terminated on May 25, 2023 for approximately a $8.1 million gain which will be amortized over the next 10 years as a reduction to interest expense.
The Company has issued the following $675 million of senior unsecured fixed rate notes in private placements pursuant to note purchase agreements with the various purchasers. On June 5, 2023, FCPT entered into agreements to issue $100 million of senior unsecured notes (the "Notes"), which were issued on July 12, 2023. The Notes have a ten-year term, maturing on July 12, 2033, and are priced at a fixed interest rate of 6.44%. The Notes were issued at par value.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	September 30, 2023
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Senior Unsecured Fixed Rate Notes			$675,000
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
The Company did not execute or settle forward sale agreements during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 1,907,946 shares of common stock at a weighted average sales price of $27.73 per share before sales commissions and offering expenses. During the nine months ended September 30, 2023, the Company physically settled its forward sale agreements and issued and 4,437,970 shares at a weighted average share price of $26.88 for net proceeds of $119.3 million.
During the three months ended September 30, 2023, the Company did not issue any shares under the ATM program. During the nine months ended September 30, 2023, the Company issued 4,787,970 shares under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $26.79 for net proceeds of $128.2 million.
During the three and nine months ended September 30, 2022, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the prior ATM program to sell 1,723,426 and 3,959,433 shares of common stock, respectively, at a weighted average sales price of $28.56 and $27.84 per share, respectively, before sales commissions and offering expenses. During the three months ended September 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 1,190,532 shares under the prior ATM program at a weighted average share price of $26.52 for net proceeds of $31.6 million. During the nine months ended September 30, 2022, the Company physically settled a portion of these forward sale agreements and issued 1,363,956 shares under the prior ATM program at a weighted average share price of $26.42 for net proceeds of $36.0 million.
At September 30, 2023, there was $270.6 million available for issuance under the current ATM program.
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
Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net income	$24,192	$24,552	$71,003	$75,008
Depreciation and amortization on real estate investments	13,382	10,558	37,308	30,322
Realized gain on sales of real estate	(318)	(1,828)	(2,053)	(7,584)
FFO (as defined by NAREIT)	$37,256	$33,282	$106,258	$97,746
Straight-line rent	(1,719)	(1,648)	(4,358)	(4,939)
Deferred income tax (benefit) expense (1)	(184)	(118)	(232)	(57)
Stock-based compensation	1,472	1,206	4,798	3,739
Non-cash amortization of deferred financing costs	592	496	1,720	1,460
Non-real estate investment depreciation	36	30	103	98
Other non-cash revenue adjustments	526	543	1,510	1,600
Adjusted Funds from Operations (AFFO)	$37,979	$33,791	$109,799	$99,647

Fully diluted shares outstanding (2)	90,710,431	82,234,006	88,219,693	81,126,296

FFO per diluted share	$0.41	$0.40	$1.20	$1.20

AFFO per diluted share	$0.42	$0.41	$1.24	$1.23
(1)    Amount represents non-cash deferred income tax benefit recognized in the three and nine months ended September 30, 2023 for income tax benefit at the Kerrow Restaurant Business.
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
Changes in Internal Control over Financial Reporting
During the third quarter of 2023, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
a.None.
b.None.
c.During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.
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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	November 2, 2023	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 2, 2023	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 2, 2023	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)