Form 10-K
period 2023-12-31
Four Corners Property Trust, Inc.
filed 2024-02-15
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-37538
FOUR CORNERS PROPERTY TRUST, INC.
(Exact name of Registrant as specified in its charter)

Maryland	47-4456296
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

591 Redwood Highway,	Suite 3215,	Mill Valley,	CA	94941
(Address of principal executive offices)
Registrant’s telephone number, including area code: (415) 965-8030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FCPT	New York Stock Exchange
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

Accelerated filer ☐          Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $2,265,131,131.
Number of shares of Common Stock, par value $0.0001, outstanding as of February 15, 2024: 91,992,370
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 29, 2024 are incorporated by reference into Part III of this Report.

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - K
YEAR ENDED DECEMBER 31, 2023

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
Business Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and retail industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2023, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In 2023, FCPT engaged in various real estate transactions for a total investment of $341.1 million, including capitalized transaction costs. Pursuant to these transactions, we acquired 92 rental properties and ground leasehold interests, aggregating 757 thousand square feet.
As of December 31, 2023, our lease portfolio had the following characteristics:
•1,111 free-standing properties located in 47 states and representing an aggregate leasable area of 7.5 million square feet;
•99.8% occupancy (based on leasable square footage);
•An average remaining lease term of 7.8 years (weighted by annualized base rent);
•An average annual rent escalation of 1.4% through December 31, 2028 (weighted by annualized base rent); and
•59% investment-grade tenancy (weighted by annualized base rent).
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
    Increase Diversity of Portfolio: We seek to develop a diverse asset portfolio as we continue to expand. As of December 31, 2023, properties in our leasing portfolio were located in 47 different states across the continental United States, comprised of 148 unique tenant brands, and our properties in only one state, Texas, individually accounted for more than 10% of our total revenue at 10.1% of our total revenue. Additionally, as of December 31, 2023, restaurant properties and non-restaurant retail properties accounted for 80.3% and 19.7%, respectively, of our total revenues. Acquiring restaurant properties while also acquiring non-restaurant retail properties allows us to leverage our experience with the restaurant industry and accelerate our diversified growth and, in doing so, reduce our concentration with Darden.
    Operating Strategy
    Long-Term, Net Lease Structure: We intend to hold our properties for long-term investment. Our properties are leased to our tenants on a net lease basis with a weighted average remaining lease term of approximately 7.8 years before any renewals and an average annual rent escalation of 1.4% through December 31, 2028 (weighted by annualized base rent), thereby providing a long-term, stable income stream. Under the leases, the tenant is typically responsible for maintaining the properties in accordance with prudent industry practice and in compliance with all federal and state standards. The maintenance responsibilities include, among others, maintaining the building, building systems including roofing systems and other improvements. In addition to maintenance requirements, the tenant is also generally responsible for insurance required to be carried under the leases, taxes levied on or with respect to the properties, payment of common area maintenance charges and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. At the option of the tenant, the leases will generally allow extensions for a certain number of multi-year renewal terms beyond the initial term and the tenant can elect which of the properties then subject to the leases to renew. The number and duration of the renewal terms for any given property may vary, however, based on the initial term of the relevant lease and other factors.
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
    Financing Strategy
    Maintain Balance Sheet Strength and Liquidity: We intend to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through operations, our revolving credit facility which has an undrawn capacity as of December 31, 2023 of $234 million, our ability to access the public equity markets, and our ability to access bank and private placement debt markets. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our assets and acquire assets with cash flow growth potential. We intend to continue to invest in both restaurant properties and, increasingly over time, other retail property types beyond the restaurant industry.

We expect that future investments in properties, including any improvements or renovations of currently owned or newly-acquired properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our $250 million revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Our investment and financing policies and objectives are subject to change periodically at the discretion of our Board of Directors without a vote of shareholders. We also have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. In November 2022, the Company renewed its “At-the-Market” (“ATM”) program under which it can sell common stock with an aggregate gross sales price of up to $450 million through sales agents and forward sellers. As of December 31, 2023, we hold an investment grade rating of BBB from Fitch Ratings and an investment grade rating of Baa3 from Moody’s Investor Service.
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
Our Portfolio
At December 31, 2023, our investment portfolio included 1,111 rental properties located in 47 states, all within the continental United States. These properties were held for investment, with an aggregate leasable area of approximately 7.5 million square feet, and had a weighted average remaining lease term of 7.8 years before any lease renewals. An additional seven properties, representing the Kerrow Restaurant Operating Business, are operated by Kerrow subject to franchise agreements with Darden (“Franchise Agreements”). Two of these restaurants are subject to ground leases to third parties.
The following table summarizes the rental properties by brand as of December 31, 2023:

Brand	Number of FCPT Properties and Leasehold Interests	Total Square Feet (000s)	Annual Cash Base Rent $(000s)	% Total Cash Base Rent (1)	Avg. Rent Per Square Foot ($)	Tenant EBITDAR Coverage (2)	Lease Term Remaining (Yrs) (3)
Olive Garden	314	2,673	$80,839	37.1%	$30	5.9x	6.8
LongHorn Steakhouse	115	645	22,730	10.4%	35	5.3x	5.5
Other Brands - Restaurant	394	1,920	62,403	28.6%	33	2.8x	9.7
Other Brands - Retail	262	2,016	43,036	19.7%	21	3.3x	7.7
Other Brands - Darden	26	231	9,161	4.2%	40	3.3x	9.0
Total	1,111	7,485	$218,169	100.0%	$29	4.9x	7.8
(1)     Current scheduled minimum contractual rent as of December 31, 2023.
(2)    We have estimated Darden current quarter EBITDAR coverage using latest FCPT portfolio reported sales results for the quarter ended November 2023 and Darden brand average margins reported for the same period.
(3)     Lease term remaining is defined as the lease term weighted by the annual cash base rent.

The following table summarizes the diversification of FCPT’s lease portfolio by state as of December 31, 2023:

State	# of Leases	% of Annual Base Rent
Texas	89	10.1%
Florida	83	9.0%
Ohio	85	7.3%
Illinois	77	6.9%
Georgia	61	5.3%
Indiana	73	5.1%
Michigan	62	4.3%
Tennessee	37	4.0%
Virginia	32	2.8%
New York	34	2.7%
Maryland	33	2.7%
North Carolina	32	2.5%
South Carolina	31	2.5%
Pennsylvania	23	2.5%
Wisconsin	32	2.3%
Alabama	32	2.2%
California	15	2.1%
Colorado	26	2.0%
Mississippi	24	2.0%
Kentucky	24	2.0%
27 other states (none greater than 2%)	230	19.7%
Total	1,135	100.0%
Leases with Darden
The estimated annual cash rent based on current rates for the leases in place with Darden is approximately $112.7 million, with average annual rent escalations of 1.5% through December 31, 2028. Darden also entered into guaranties, pursuant to which it guaranteed the obligations of the tenants under substantially all of the leases entered into in respect of the Properties. The Properties are leased to one or more of Darden’s operating subsidiaries pursuant to the leases, which are net leases. The leases in place with Darden provide for a weighted average remaining initial term of approximately 6.7 years as of December 31, 2023, with no purchase options provided that Darden will have a right of first offer with respect to our sale of any property, if there is no default under the lease, and we will be prohibited from selling any Properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. At the option of Darden, the leases will generally allow extensions for a certain number of renewal terms of five years each beyond the initial term and Darden can elect which of our properties then subject to the leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant lease and other factors.
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
As of February 15, 2024, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance or liability with respect to environmental laws that management believes would have a material adverse effect on our business, financial position or results of operations.
Americans with Disabilities Act of 1990
The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenant has the primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of February 15, 2024, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial position or results of operations.

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
Human Capital Resources and Management
As of February 15, 2024, we had 516 employees, of which 476 were employed at our Kerrow Restaurant Operating Business. None of these employees are represented by a labor union.
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
•capital expenditures to renovate vacant properties;
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
For the year ended December 31, 2023, Darden and Brinker International, Inc. (“Brinker”) constituted approximately 51.7% and 7.8%, respectively, of our annual cash base rent. As a result, we are dependent on Darden and Brinker successfully operating their businesses and fulfilling their obligations to us. Their ability to do so depends, in part, on their overall performance and profitability, which are based on many factors, many of which are beyond Darden’s or Brinker’s control. Accordingly, we could be materially and adversely affected if Darden or Brinker does not operate their respective businesses successfully.

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
As of December 31, 2023, our restaurant properties include 314 Olive Garden restaurants. As a result, our success, at least in the short-term, is dependent on the continued success of the Olive Garden brand and, to a lesser extent, Darden’s other restaurant brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of the Olive Garden or other Darden brands is reduced or compromised, the value associated with Olive Garden or other Darden-branded properties in our portfolio may be adversely affected.
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
Our properties are located throughout the United States with the highest concentration located in the state of Texas, where 10.1% of our annualized base rent was derived as of December 31, 2023. An economic downturn or other adverse events or conditions such as natural disasters in these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.
We intend to continue to pursue acquisitions of additional properties and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, including the cost of accessing debt or equity markets, and we may not fully realize the potential benefits of such transactions.
In 2023, we acquired 92 properties and ground leasehold interests for a total investment of $341.1 million, including capitalized transaction costs, which were added to our leasing portfolio. We intend to continue to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities, including, but not limited to, continuing to expand our tenant base to third parties other than Darden and acquiring non-restaurant properties. Accordingly, we may often be engaged in evaluating potential transactions, potential new tenants and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In addition, properties we acquire may be leased to unrated tenants, and the tools we use to measure credit quality may not be accurate. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.
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
A sustained or further increase in inflation could have a negative impact on variable-rate debt we and our tenants currently have or that we or our tenants may incur in the future. Our leases typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation on our results of operations. As of December 31, 2023, we had $446 million of variable-rate debt, excluding the impact of interest rates swaps in effect. In addition, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. We have entered into interest rate swaps to effectively fix $375 million of our variable-rate indebtedness, and we may enter into other hedging transactions.
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
Additionally, while our leases typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation on our results of operations, the increases in rent provided by many of our leases may not keep up with the rate of inflation. Although our properties have an average annual rent escalation of 1.4% through December 31, 2028, the impact of the current rate of inflation may not be adequately offset by some of our rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.
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
The failure of any of our tenants to fulfill their maintenance obligations may have a materially adverse effect on our ability to operate and grow our business.
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

Our current lease agreements generally require, and new lease agreements that we enter into are expected to require, that the tenant maintain comprehensive insurance and hazard insurance or self-insure its obligations. However, we cannot be assured that we will continue to require the same levels of insurance coverage under our lease agreements, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we assure you of the future financial viability of the insurers. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, may be uninsurable or not economically insurable by us or by our tenants. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also make it unfeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property. While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under its lease.
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
The Audit and Risk Committee of our Board of Directors oversees our risk management processes related to cybersecurity. As we recognize the increasing volume of cyber attacks, the Audit and Risk Committee meets frequently with our IT personnel and senior management to discuss recent trends in cyber risks and our strategy to defend our IT networks, business and building systems and information against cyber attacks and intrusions. Under the oversight of the Audit and Risk Committee, we employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. We may be required to expend significant financial resources to protect against or respond to such breaches. Techniques used to breach security change frequently, and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. As we provide assurances to our tenants that we provide a high level of security, if an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose current and potential tenants, and such a breach could be harmful to our brand and reputation. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.
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
We have entered into the Loan Agreement (as defined below) that provides for borrowings of up to $680 million and consists of (1) a revolving credit facility in an aggregate principal amount of $250 million and (2) a term loan facility in an aggregate principal amount of $430 million comprised of (i) a $150 million term credit facility with a maturity date of November 9, 2025, (ii) a $100 million term credit facility with a maturity date of November 9, 2026, (iii) a $90 million term credit facility with a maturity date of January 9, 2027, and (iv) a $90 million term credit facility with a maturity date of January 9, 2028. In addition, the revolving credit and term loan agreement contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $350 million, subject to certain conditions. As of December 31, 2023, the term loan facility is fully drawn and the undrawn revolving credit facility had $234 million remaining capacity. In addition, we have issued $675 million of senior unsecured fixed rate notes (the “Notes”). The Notes consist of $50 million of notes due in June 2024 priced at a fixed interest rate of 4.68%, $50 million of notes due in December 2026 priced at a fixed interest rate of 4.63%, $75 million of notes due in June 2027 priced at a fixed interest rate of 4.93%, $50 million of notes due in December 2028 priced at a fixed interest rate of 4.76%, $50 million of notes due in April 2029 priced at a fixed interest rate of 2.74%, $50 million of notes due in June 2029 priced at a fixed interest rate of 3.15%, $75 million of notes due in April 2030 priced at a fixed interest rate of 3.20%, $50 million of notes due in March 2031 priced at a fixed interest rate of 3.09%, $50 million of notes due in April 2031 priced at a fixed interest rate of 2.99%, $75 million of notes due in March 2032 priced at a fixed interest rate of 3.11%, and $100 million of notes due in July 2033 priced at a fixed interest rate of 6.44%. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions, if any, set forth in our debt agreements, our Board of Directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.

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
In addition, we are required to comply with the following financial covenants: (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) minimum fixed charge coverage ratio of 1.50 to 1.00; (4) maximum unencumbered leverage ratio not to exceed 60%; and (5) minimum unencumbered interest coverage ratio of 1.75 to 1.00. As of December 31, 2023, we are in compliance with our existing financial covenants.
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
As of December 31, 2023, our $680 million Loan Agreement bore interest at a variable rate on any amount drawn and outstanding. As of December 31, 2023, $446 million was outstanding under such agreement, and we may borrow an additional $234 million on the revolving credit facility or incur additional variable rate debt in the future, including through the exercise of the accordion feature pursuant to the Loan Agreement. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase our interest costs for any new debt and our variable rate debt obligations pursuant to the Loan Agreement, which could, in turn, make the financing of any acquisition more expensive as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay to lease our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Furthermore, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected.
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
As a result of his former positions with Darden, Mr. Lenehan owns common stock, including restricted stock, in both Darden and FCPT. In addition, there is no restriction on our executive officers and directors acquiring Darden common stock in the future, and, therefore, this ownership of common stock of both Darden and FCPT may be significant. Equity interests in Darden may create, or appear to create, conflicts of interest when any such director or executive officer is faced with decisions that could benefit or affect the equity holders of Darden in ways that do not benefit or affect us in the same manner. As of December 31, 2023, no other executive officer or director of FCPT owns common stock of Darden.
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
Our current dividend rate is $1.3650 per share per annum. We may pay a portion of our dividends in common stock. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends will be authorized by our Board of Directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.
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
In connection with the acquisition of four properties from U.S. Restaurant Properties, Inc. (“USRP”) in January 2017, in exchange for FCPT OP units, we entered into a tax protection agreement with affiliates of USRP. The tax protection agreement provides that, if we dispose of any of those four properties in a taxable transaction through January 2024, we will indemnify the USRP partners for their tax liabilities attributable to the built-in gain that existed with respect to those properties as of the time of the acquisition of those properties in January 2017 (and tax liabilities incurred as a result of the reimbursement payment). Consequently, although it otherwise may be in our best interest to sell one of those properties, these obligations may make it prohibitive for us to do so.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers and vendors based on their criticality and risk profile.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity risks that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors - We may be vulnerable to security breaches or cyber-attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit and Risk Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any significant cybersecurity incidents.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Accounting Officer.
Our management team, including our Chief Accounting Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over ten years of overseeing IT risk management and compliance, day-to-day IT operations, and coordinating with external IT security experts. Our Chief Accounting Officer also works in tandem with an external cybersecurity consultant that has experience in cybersecurity assessment, response, and mitigation.

Our management team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the ticker symbol “FCPT” since November 10, 2015.
Dividends
The following table presents the characterizations for tax purposes of such common stock dividends for the year ended December 31, 2023.

Record Date	Payment Date	Total Distribution ($ per share)	Form 1099 Box 1a Ordinary Taxable Dividend ($ per share)	Form 1099 Box 1b Qualified Taxable Dividend ($ per share)	Form 1099 Box 3 Return of Capital ($ per share)	Form 1099 Box 5 Section 199A Dividends ($ per share)
12/30/2022	1/13/2023	$0.3400	$0.3020	$—	$0.0380	$0.3020
3/31/2023	4/14/2023	0.3400	0.3020	—	0.0380	0.3020
6/30/2023	7/14/2023	0.3400	0.3020	—	0.0380	0.3020
9/29/2023	10/13/2023	0.3400	0.3020	—	0.0380	0.3020
Totals		$1.3600	$1.2080	$—	$0.1520	$1.2080
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
Holders
As of February 15, 2024, there were approximately 5,335 registered holders of record of our common stock.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Company and Affiliated Purchasers
None. Also, see Item 12—“Security Ownership of Certain Owners and Management and Related Stockholder Matters.”
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

Five Year - Cumulative Return Comparison
December 31, 2018 through December 29, 2023

120%
100%
80%
60%
40%
20%
0%
-20%
-40%
-60%
12/31/2018
6/30/2019
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/31/2022
6/30/2023
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
Overview
We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and food-service related industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2023, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.
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
In 2023, FCPT engaged in various real estate transactions for a total investment of $341.1 million, including capitalized transaction costs. Pursuant to these transactions, we acquired 92 properties and ground leaseholds, aggregating 757 thousand square feet, and representing 41 brands, including Aspen Dental, Cheddar’s, Oak Street Health, Take 5 Car Wash, Tire Discounters, W.W. Williams, and WellNow Urgent Care.
As of December 31, 2023, our lease portfolio had the following characteristics:
•1,111 properties located in 47 states and representing an aggregate leasable area of 7.5 million square feet;
•99.8% occupancy (based on leasable square footage);
•An average remaining lease term of 7.8 years (weighted by annualized base rent);
•An average annual rent escalation of 1.4% through December 31, 2028 (weighted by annualized base rent); and
•99.9% of the contractual base rent collected for the year ended December 31, 2023.

Results of Operations
The results of operations for the accompanying consolidated financial statements discussed below are derived from our consolidated statements of comprehensive income (“Comprehensive Income Statement”) found elsewhere in this Annual Report on Form 10-K. The following discussion includes the results of our continuing operations as summarized in the table below.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenues:
Rental	$219,881	$193,611	$172,812
Restaurant	30,725	29,583	26,566
Total revenues	250,606	223,194	199,378
Operating expenses:
General and administrative	22,680	20,043	17,650
Depreciation and amortization	50,731	41,471	34,826
Property	11,550	7,989	5,040
Restaurant	28,707	27,822	24,563
Total operating expenses	113,668	97,325	82,079
Interest expense	(44,606)	(36,405)	(32,555)
Other income, net	919	542	36
Realized gain on sale, net	2,341	8,139	431
Income tax benefit (expense)	(130)	(237)	534
Net income	95,462	97,908	85,745
Net income attributable to noncontrolling interest	(122)	(136)	(164)
Net Income Available to Common Shareholders	$95,340	$97,772	$85,581
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
In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Real Estate Operations
Rental Revenue
Rental revenue increased $26.3 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase is due to recognizing a full year of revenue in 2023 from the 112 properties acquired in 2022, and the acquisition of 92 properties and ground leaseholds in 2023. During the year ended December 31, 2023, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $9.4 million, compared to $6.6 million during the year ended December 31, 2022 due to the increase in the number of mall outparcel and multi-tenant property acquisitions. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any. During the year ended December 31, 2023, amortization of above and below market rents, and lease incentives decreased rental revenue by $2.1 million, as compared to $2.2 million for the year ended December 31, 2022.

General and Administrative Expense
General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expense increased $2.6 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a $2.7 million increase in cash compensation-related expenses and non-cash stock compensation expenses stemming from a higher head count and benefits costs, offset by $0.1 million decrease in professional services.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization expense increased by approximately $9.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the acquisition of 92 properties in 2023, and the depreciation on 112 properties acquired in 2022 that incurred a full year of depreciation.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the year ended December 31, 2023, we recorded property expenses of $11.6 million, of which $9.4 million was reimbursed by tenants. During the year ended December 31, 2022, we recorded property expenses of $8.0 million, of which $6.6 million was reimbursed by tenants. The increase in non-reimbursed property expenses are primarily due to increases in abandoned deal costs and property-level expenses that were the responsibility of the Company rather than the tenant.
Interest Expense
We incur interest expense on our $430 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $675 million of senior unsecured fixed rate notes.
Interest expense increased by approximately $8.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This was primarily due to the issuance of $125 million of senior fixed notes in March 2022, the issuance of $100 million of senior fixed notes in July 2023, an increase of $30 million of our term loan facility as part of the loan agreement in October 2022, and a higher effective interest rate on the unhedged portion of our term loan facility.
Interest expense, excluding deferred financing costs, on the $430 million of term loans and the interest rate swaps we entered into to hedge the variability associated with the term loans was $15.7 million and $13.0 million for the years ended December 31, 2023 and 2022, respectively. This interest expense includes the reclassification of other comprehensive income into interest expense. Interest expense and fees on our revolving credit facility was $2.1 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.
Amortization of the term loan and revolving credit facility deferred financing costs was $1.6 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. Amortization of the senior unsecured notes deferred financing costs was $0.7 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.
For additional information on the Company’s debt instruments, see “Liquidity and Financial Condition” below.
Realized Gain on Sale, Net
During the year ended December 31, 2023, the Company sold seven properties with a combined net book value of $23.7 million for a realized gain on sale of $2.3 million. During the year ended December 31, 2022, the Company sold eight properties with a combined net book value of $16.3 million for a realized gain on sale of $8.1 million.
Income Taxes
During the years ended December 31, 2023 and 2022, income tax expense on real estate operations was $227 thousand and $206 thousand, respectively. Income tax expense on real estate operations consists of state and local income taxes incurred by

FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.
Restaurant Operations
Restaurant revenues increased approximately $1.1 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to higher net pricing and continued emphasis on customer service.
Total restaurant expenses increased approximately $0.9 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in costs of good sold and labor costs.
During the year ended December 31, 2023, the Company recorded an income tax benefit of $97 thousand at the Kerrow Restaurant Operating Business, compared to an income tax expense of $31 thousand primarily due to return to provision adjustments for the year ended December 31, 2022.
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
Impairment of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include macroeconomic conditions which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible real estate assets, net, on our Consolidated Balance Sheets.
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
Liquidity and Financial Condition
At December 31, 2023, we had $16.3 million of cash and cash equivalents and $234 million of borrowing capacity under our revolving credit facility. The revolving credit facility provides for a letter of credit sub-limit of $25 million. As of February 15, 2024, we had $215 million of borrowing capacity under the revolving credit facility.
Debt Instruments
At December 31, 2023, our debt consisted of $430 million of non-amortizing term loans, $16 million in outstanding borrowings under the revolving credit facility, and $675 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP. At December 31, 2022, our debt consisted of $430 million of non-amortizing term loans, no outstanding borrowings under the revolving credit facility, and $575 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP.
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
At December 31, 2023 and 2022, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.69% and 3.42%, respectively. At December 31, 2023 there were outstanding borrowings of $16 million under the revolving credit facility and no outstanding letters of credit. At December 31, 2022, there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit.
We have entered into the following interest rate swaps to hedge the interest rate variability associated with the Loan Agreement as of December 31, 2023. These hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income. The following table presents the swaps held as of December 31, 2023.

Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
150,000	11/9/2022	11/9/2024	1.88%	Daily Simple SOFR + 10 bps
50,000	10/25/2022	11/9/2025	0.44%	Daily Simple SOFR + 10 bps
25,000	11/9/2022	11/9/2025	2.70%	Daily Simple SOFR + 10 bps
25,000	3/9/2023	11/9/2026	4.12%	Daily Simple SOFR + 10 bps
50,000	11/9/2023	11/9/2025	0.82%	Daily Simple SOFR + 10 bps
25,000	11/9/2023	11/9/2026	3.65%	Daily Simple SOFR + 10 bps
25,000	11/9/2023	11/9/2028	4.25%	Daily Simple SOFR + 10 bps
25,000	11/13/2023	11/9/2028	4.42%	Daily Simple SOFR + 10 bps
50,000	11/10/2025	11/9/2027	1.48%	Daily Simple SOFR + 10 bps
50,000	11/10/2025	11/9/2027	1.54%	Daily Simple SOFR + 10 bps
25,000	11/10/2025	11/9/2028	2.25%	1m Term SOFR
50,000	11/10/2025	11/9/2028	1.49%	Daily Simple SOFR + 10 bps
50,000	11/10/2025	11/9/2028	2.02%	Daily Simple SOFR + 10 bps
During the year ended December 31, 2023, we entered into three interest rate swaps to hedge the interest rate variability associated with the term loan portion of our revolving credit facility.
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. During the year ended December 31, 2023, the Company terminated four cash flow hedges in connection with the $100 million senior unsecured note offering that was entered into on June 5, 2023 and funded on July 12, 2023. These cash flow hedges had a total notional value of $100 million and were entered into at various dates ranging from February 2022 through April 2023 to hedge the interest rate on the offering. The swaps were terminated on May 25, 2023 for approximately a $8.1 million gain which will be amortized over the 10 years of the unsecured note as a reduction to interest expense.

The Company has issued the following $675 million of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers. The following table presents the Notes outstanding as of December 31, 2023.

	Maturity	Interest	Outstanding Balance
(Dollars in thousands)	Date	Rate	December 31, 2023
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Notes			$675,000
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
During 2023, we issued 5,805,334 shares under the ATM programs, including physically settled forward sale agreements, at a weighted-average selling price of $26.42 per share, for net proceeds of approximately $153.4 million (after issuance costs). The net proceeds were employed to fund acquisitions and for general corporate purposes. As of December 31, 2023, there was $243.8 million available for issuance under the current ATM program.
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

Supplemental Financial Measures
The following table presents a reconciliation of GAAP net income to Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022	2021
Net income	$95,462	$97,908	$85,745
Depreciation and amortization	50,592	41,342	34,715
Realized gain on sales of real estate	(2,341)	(8,139)	(431)
Funds from Operations (FFO) (as defined by NAREIT)	143,713	131,111	120,029
Straight-line rent adjustment	(5,523)	(6,372)	(7,583)
Deferred income tax benefit (1)	(259)	(125)	(864)
Stock-based compensation expense	6,271	4,978	3,948
Non-cash amortization of deferred financing costs	2,311	2,104	2,368
Non-real estate investment depreciation	139	129	111
Amortization of above and below market leases, net	2,061	2,151	2,119
Adjusted Funds from Operations (AFFO)	$148,713	$133,976	$120,128

Fully diluted shares outstanding (2)	88,861,587	81,921,624	76,986,538

FFO per diluted share	$1.62	$1.60	$1.56

AFFO per diluted share	$1.67	$1.64	$1.56

(1) Amount represents non-cash deferred income tax benefit recognized at Kerrow Restaurant Operating Business.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, especially interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facility. We consider certain risks associated with the use of variable rate debt, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.” The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2023, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases).
As of December 31, 2023, $675 million of our total indebtedness consisted of senior unsecured fixed rated notes. The remaining $446 million of our total indebtedness consisted of three to five-year variable-rate obligations for which we have entered into swaps that effectively fix $375 million through November 2024, and outstanding borrowings on the revolving credit facility. We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. We consider certain risks associated with the use of derivative instruments, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - Hedging transactions could have a negative effect on our results of operations.”
Due to the fixed rate nature of $1.05 billion of our indebtedness and the hedging transactions described above, a hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2023.

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
Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management concluded that, as of December 31, 2023 our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Four Corners Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III - schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of impairment of long-lived assets
As discussed in Note 2 to the consolidated financial statements, the Company is required to test their long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s long-lived assets primarily consist of the total real estate investment and the related intangible real estate assets, net of accumulated depreciation and amortization, which had a balance of $2.3 billion as of December 31, 2023.

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
February 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Four Corners Property Trust, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Four Corners Property Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III - schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
San Francisco, California
February 15, 2024

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Real estate investments:
Land	$1,240,865	$1,115,827
Buildings, equipment and improvements	1,708,556	1,539,875
Total real estate investments	2,949,421	2,655,702
Less: Accumulated depreciation	(738,946)	(706,702)
Real estate investments, net	2,210,475	1,949,000
Intangible real estate assets, net	118,027	106,206
Total real estate investments and intangible real estate assets, net	2,328,502	2,055,206
Real estate held for sale	—	7,522
Cash and cash equivalents	16,322	26,296
Straight-line rent adjustment	64,752	61,027
Derivative assets	20,952	35,276
Deferred tax assets	1,248	988
Other assets	19,858	12,272
Total Assets	$2,451,634	$2,198,587

LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$441,745	$424,134
Senior unsecured notes, net of deferred financing costs	670,944	571,343
Dividends payable	31,539	29,064
Rent received in advance	14,309	11,710
Derivative liabilities	2,968	9
Other liabilities	30,266	24,017
Total liabilities	1,191,771	1,060,277
Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 91,617,477 and 85,637,293 shares issued and outstanding at December 31, 2023 and 2022, respectively	9	9
Additional paid-in capital	1,261,940	1,104,522
Retained earnings (accumulated deficit)	(26,276)	576
Accumulated other comprehensive income	21,977	30,944
Noncontrolling interests	2,213	2,259
Total equity	1,259,863	1,138,310
Total Liabilities and Equity	$2,451,634	$2,198,587
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rental	$219,881	$193,611	$172,812
Restaurant	30,725	29,583	26,566
Total revenues	250,606	223,194	199,378
Operating expenses:
General and administrative	22,680	20,043	17,650
Depreciation and amortization	50,731	41,471	34,826
Property	11,550	7,989	5,040
Restaurant	28,707	27,822	24,563
Total operating expenses	113,668	97,325	82,079
Interest expense	(44,606)	(36,405)	(32,555)
Other income, net	919	542	36
Realized gain on sale, net	2,341	8,139	431
Income tax (expense) benefit	(130)	(237)	534
Net income	95,462	97,908	85,745
Net income attributable to noncontrolling interest	(122)	(136)	(164)
Net Income Available to Common Shareholders	$95,340	$97,772	$85,581

Basic net income per share:	$1.08	$1.20	$1.12
Diluted net income per share:	$1.07	$1.20	$1.11
Weighted average number of common shares outstanding:
Basic	88,526,343	81,590,124	76,674,046
Diluted	88,747,028	81,807,065	76,838,569
Dividends declared per common share	$1.3650	$1.3375	$1.2850

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$95,462	$97,908	$85,745
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments	1,795	39,396	8,925
Reclassification adjustment of derivative instruments included in net income	(10,773)	1,430	6,977
Other comprehensive income (loss)	(8,978)	40,826	15,902
Comprehensive income	86,484	138,734	101,647
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	122	136	164
Other comprehensive income (loss) attributable to noncontrolling interest	(11)	58	31
Comprehensive income attributable to noncontrolling interest	111	194	195
Comprehensive Income Attributable to Common Shareholders	$86,373	$138,540	$101,452

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2020	75,874,966	$8	$840,455	$26,672	$(25,695)	$3,061	$844,501
Net income	—	—	—	85,581	—	164	85,745
Realized and unrealized gain on derivative instruments	—	—	—	—	15,871	31	15,902
Redemption of OP units	44,833	—	862	—	—	(862)	—
Dividends paid and declared on common stock	—	—	—	(99,500)	—	(176)	(99,676)
ATM proceeds, net of issuance costs	4,198,006	—	116,506		—	—	116,506
Stock-based compensation, net	161,412	—	914	—	—	—	914
Balance at December 31, 2021	80,279,217	8	958,737	12,753	(9,824)	2,218	963,892
Net income	—	—	—	97,772	—	136	97,908
Realized and unrealized loss on derivative instruments	—	—	—	—	40,768	58	40,826
Redemption of OP units	—	—	—	—	—	—	—
Dividends paid and declared on common stock	—	—	—	(109,949)	—	(153)	(110,102)
ATM proceeds, net of issuance costs	5,253,257	1	141,825	—	—	—	141,826
Stock-based compensation, net	104,819	—	3,960	—	—	—	3,960
Balance at December 31, 2022	85,637,293	9	1,104,522	576	30,944	2,259	1,138,310
Net income	—	—	—	95,340	—	122	95,462
Realized and unrealized loss on derivative instruments	—	—	—	—	(8,967)	(11)	(8,978)
Redemption of OP units	—	—	—	—	—	—	—
Dividends paid and declared on common stock	—	—	—	(122,192)	—	(157)	(122,349)
ATM proceeds, net of issuance costs	5,805,334	—	153,404	—	—	—	153,404
Stock-based compensation, net	174,850	—	4,014	—	—	—	4,014
Balance at December 31, 2023	91,617,477	$9	$1,261,940	$(26,276)	$21,977	$2,213	$1,259,863

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows - operating activities
Net income	$95,462	$97,908	$85,745
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50,731	41,471	34,826
Gain on disposal of land, building, and equipment	(2,341)	(8,139)	(431)
Non-cash revenue adjustments	2,061	2,151	2,119
Amortization of financing costs	2,311	2,104	2,368
Stock-based compensation expense	6,271	4,978	3,948
Deferred income taxes	(259)	(125)	(864)
Changes in assets and liabilities:
Derivative assets and liabilities	8,305	633	2,873
Straight-line rent adjustment	(5,523)	(6,372)	(7,583)
Rent received in advance	2,599	399	(615)
Intangible assets (lease incentives)	(1,234)	72	(1,215)
Other assets and liabilities	6,722	6,920	1,245
Net cash provided by operating activities	165,105	142,000	122,416
Cash flows - investing activities
Investments in real estate	(341,066)	(296,270)	(268,389)
Net proceeds from sale of operating real estate	27,765	24,986	3,343
Advance deposits on acquisition of operating real estate	508	384	129
Net cash used in investing activities	(312,793)	(270,900)	(264,917)
Cash flows - financing activities
Net proceeds from ATM equity issuance	153,404	141,826	116,506
Proceeds from issuance of senior notes	100,000	125,000	100,000
Proceeds from term loan borrowing	—	30,000	—
Payment of deferred financing costs	(1,098)	(3,219)	(4,656)
Proceeds from revolving credit facility	145,000	28,000	190,500
Repayment of revolving credit facility	(129,000)	(64,000)	(164,500)
Payment of dividend to shareholders	(119,717)	(107,540)	(96,903)
Distribution to non-controlling interests	(157)	(153)	(176)
Redemption of non-controlling interests	—	—	—
Shares withheld for taxes upon vesting	(2,257)	(1,018)	(3,034)
Net cash provided by financing activities	146,175	148,896	137,737
Net increase (decrease) in cash and cash equivalents, including restricted cash	(1,513)	19,996	(4,764)
Cash and cash equivalents, including restricted cash, beginning of year	26,296	6,300	11,064
Cash and cash equivalents, including restricted cash, ending of year	$24,783	$26,296	$6,300
Supplemental disclosures:
Interest paid	$49,489	$30,696	$22,745
Taxes paid	$369	$332	$314
Operating lease payments received (lessor)	$207,333	$182,806	$163,376
Operating lease payments remitted (lessee)	$905	$903	$878
Non - cash investing and financing activities:
Dividends declared but not paid	$31,539	$29,064	$26,655
Change in fair value of derivative instruments	$(17,283)	$40,193	$13,029
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
Reclassifications
Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation. As of December 31, 2023, we have conformed the prior presentation of the Long-term debt, net of deferred financing costs to the current format for comparability purposes.
Use of Estimates
The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions used in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Impairment of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include macroeconomic conditions which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.
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
During the years ended December 31, 2023, 2022, and 2021 we did not record provisions for impairment.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. There were no properties held for sale at December 31, 2023, and two were held for sale at December 31, 2022.
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

	December 31,
(In thousands)	2023	2022	2021
Cash and cash equivalents	$16,322	$26,296	$6,300
Restricted cash (included in Other assets)	8,461	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$24,783	$26,296	$6,300
Debt
The Company’s debt consists of non-amortizing term loans, a revolving credit facility and senior, unsecured, fixed rate notes (collectively referred to as “Debt”). Debt is carried at unpaid principal balance, net of deferred financing costs. All of our is currently unsecured and interest is paid monthly on our non-amortizing term loans and revolving credit facility and semi-annually on our senior unsecured fixed rate notes.
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
See Note 7 - Derivative Financial Instruments for additional information.
Other Assets and Liabilities
Other assets primarily consist of right of use operating lease assets, pre-acquisition costs, prepaid assets, food and beverage inventories for use by our Kerrow operating subsidiary, escrow deposits, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest, accrued operating expenses, intangible real estate liabilities, and operating lease liabilities.
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
For leases where Company is the lessor, we determine the classification upon commencement. At December 31, 2023, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. The Company expenses certain initial direct costs that are not incremental in obtaining a lease.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible real estate assets, net, on our Consolidated Balance Sheets. During the years ended December 31, 2023 and 2022, the Company paid lease incentives of $1.2 million and $0.1 million, respectively, to tenants.
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
Restaurant revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At December 31, 2023 and 2022, credit card receivables, included in other assets, totaled $293 thousand and $195 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Income Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign) among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 51.7% of the scheduled base rents of the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.
We are also subject to concentration risk in terms of restaurant brands that occupy our properties. With 314 locations in our portfolio, Olive Garden branded restaurants comprise approximately 28.3% of our properties and approximately 37.1% of the revenues received under leases. LongHorn Steakhouse branded restaurants comprise approximately 10.4% of our properties and approximately 10.4% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 47 states with lease revenue concentrations of 10% or greater in one state: Texas (10.1%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2023, our exposure to risk related to amounts due to us on our derivative instruments totaling $18.0 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $234.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business is summarized as follows:

	December 31,
(In thousands)	2023	2022
Land	$1,240,865	$1,115,827
Buildings and improvements	1,572,590	1,404,198
Equipment	135,966	135,677
Total gross real estate investments	2,949,421	2,655,702
Less: accumulated depreciation	(738,946)	(706,702)
Real estate investments, net	2,210,475	1,949,000
Intangible real estate assets, net	118,027	106,206
Total Real Estate Investments and Intangible Real Estate Assets, Net	$2,328,502	$2,055,206
During the year ended December 31, 2023, the Company invested $341.1 million, including transaction costs, in 92 properties located in twenty-eight states, and allocated the investment as follows: $127.7 million to land, $180.8 million to buildings and improvements, and $32.6 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 11.8 years as of December 31, 2023. During the year ended December 31, 2023, the Company sold seven properties with a combined net book value of $23.7 million for a realized gain on sale of $2.3 million.
During the year ended December 31, 2023, the Company exercised its option to purchase one of the properties where the Company was the lessee under the ground lease. This lease was previously accounted for as finance leases. This purchase resulted in an increase in land and a corresponding decrease in finance lease right-of-use assets of $2.3 million.
During the year ended December 31, 2022, the Company invested $296.3 million, including transaction costs, in 112 restaurant properties located in twenty-six states, and allocated the investment as follows: $149.3 million to land, $120.2 million to buildings and improvements, and $26.8 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties were 100% occupied under net leases, with a weighted average remaining lease term of 7.7 years as of December 31, 2022. During the year ended December 31, 2022, the Company sold eight properties with a combined net book value of $16.3 million for a realized gain of $8.1 million.
During the year ended December 31, 2022, the Company exercised its option to purchase two of the properties where the Company was the lessee under the ground lease. This lease was previously accounted for as a finance lease. This purchase resulted in an increase in land and a corresponding decrease in finance lease right-of-use assets of $8.2 million.

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

	December 31,
(In thousands)	2023	2022
Acquired in-place lease intangibles	$136,940	$109,371
Above-market leases	13,821	13,821
Lease incentives	8,224	6,989
Tenant improvements intangible	3,605	—
Finance lease - right of use assets	14,040	16,201
Direct lease cost	360	153
Total	176,990	146,535
Less: accumulated amortization	(58,963)	(40,329)
Intangible Real Estate Assets, Net	$118,027	$106,206

	December 31,
(In thousands)	2023	2022
Below-market leases	$2,610	$2,610
Less: accumulated amortization	(1,414)	(1,158)
Intangible Real Estate Liabilities, Net	$1,196	$1,452
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $16.6 million, $13.3 million, and $9.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The value of above-market and below-market leases amortized as a net adjustment to revenue was $1.3 million, $1.6 million, and $1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The value of lease incentives amortized as a decrease to revenue was $694 thousand, $560 thousand and $518 thousand for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, the total weighted average amortization period remaining for our intangible real estate assets and liabilities was 8.6 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, lease incentive, and tenant improvement intangible was 8.3 years, 6.6 years, 10.1 years, 11.9 years and 15.2 years, respectively.
Based on the balance of intangible real estate assets and liabilities at December 31, 2023, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows:

(In thousands)	December 31, 2023
2024	$17,405
2025	14,961
2026	13,187
2027	10,819
2028	8,462
Thereafter	31,274
Total Future Amortization Expense	$96,108

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
Operating Lease Liability
As of December 31, 2023, maturities of operating lease liabilities were as follows:

(In thousands)	December 31, 2023
2024	$718
2025	470
2026	310
2027	319
2028	319
Thereafter	4,435
Total Payments	6,571
Less: Interest	(1,929)
Operating Lease Liability	$4,642
The weighted-average discount rate for operating leases at December 31, 2023 was 4.33%. The weighted-average remaining lease term was 15.8 years.
Rent expense was $910 thousand, $890 thousand, and $885 thousand for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The following table shows the components of rental revenue for the year ended December 31, 2023.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Lease revenue - operating leases	$210,433	$187,026	$169,005
Variable lease revenue (tenant reimbursements)	9,448	6,585	3,807
Total Rental Revenue	$219,881	$193,611	$172,812

Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	December 31, 2023
2024	$218,445
2025	217,367
2026	215,791
2027	207,750
2028	181,485
Thereafter	801,461
Total Future Minimum Lease Payments	$1,842,299
Ground Leases as Lessee
As of December 31, 2023 and December 31, 2022, the Company had finance ground lease assets aggregating $14.0 million and $16.2 million, respectively. These assets are included in intangible real estate assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms of sixty years to ninety-five years. All but two of these leases have options to extend the lease terms for additional ninety-nine years terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was ninety years at December 31, 2023.
NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS
At December 31, 2023, our debt consisted of (1) $430 million of non-amortizing term loans and (2) $675 million of senior unsecured fixed rate notes. At December 31, 2022, our debt consisted of (1) $430 million of non-amortizing term loans and (2) $575 million of senior unsecured fixed rate notes. At December 31, 2023, the outstanding borrowings under the revolving credit facility were $16 million. At December 31, 2022, there were no outstanding borrowings under the revolving credit facility. At December 31, 2023 and 2022, there were no outstanding letters of credit. At December 31, 2023, we had $234 million of borrowing capacity under the revolving credit facility. The weighted average interest rate on the term loans before consideration of the interest rate hedges described in Note 7 - Derivative Financial Instruments was 6.40% and 5.10% at December 31, 2023 and 2022, respectively. The weighted average interest rate on the revolving credit facility was 6.46% at December 31, 2023.
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
Loans under the Loan Agreement accrue interest at a per annum rate equal to, at the Borrower’s election, either a SOFR rate plus a margin of 0.73% to 1.65%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 0.50% to 1.00%. In each case, the margin is based on the highest applicable credit rating on its senior, unsecured indebtedness. In the event that all or a portion of the principal amount of any loan borrowed pursuant to the Loan Agreement is not paid when due, interest will accrue at the rate that would otherwise be applicable thereto plus 2.00%. So long as the Company continues to determine pricing according to its applicable credit ratings, a facility fee at a rate of 0.13% to 0.30% per annum, applies to the total revolving commitments available under the Loan Agreement.
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
The following table presents the Term Loan balances as of December 31, 2023 and 2022.

				Outstanding Balance
	Maturity	Interest		December 31,
(Dollars in thousands)	Date	Rate		2023	2022
Term Loans:
Term loan due 2025	Nov 2025	6.42%	(a)	150,000	150,000
Term loan due 2026	Nov 2026	6.42%	(a)	100,000	100,000
Term loan due 2027	Jan 2027	6.37%	(a)	90,000	90,000
Term loan due 2028	Jan 2028	6.37%	(a)	90,000	90,000
Total Term Loans				$430,000	$430,000
(a) Loan is a variable‑rate loan which resets daily at Daily Simple SOFR + 10 bps + applicable credit spread of 0.95% to 1.00% at December 31, 2023.
Note Purchase Agreements
On June 5, 2023, FCPT entered into agreements to issue $100 million of senior unsecured notes (the “Notes”), which were issued on July 12, 2023. The Notes have a ten-year term, maturing on July 12, 2033, and are priced at a fixed interest rate of 6.44%. These notes were issued at par value.

The following table presents the senior unsecured fixed rate notes balance as of December 31, 2023 and 2022.

			Outstanding Balance
	Maturity	Interest	December 31,
(Dollars in thousands)	Date	Rate	2023	2022
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$50,000	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	—
Total Notes			$675,000	$575,000
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
Debt Maturities
The following presents scheduled principal payments related to the Company’s debt as of December 31, 2023.

(In thousands)	December 31,
2024	50,000
2025	166,000
2026	150,000
2027	165,000
2028	140,000
Thereafter	450,000
Total Scheduled Principal Payments	$1,121,000
Deferred Financing Costs
At December 31, 2023 and 2022, term loan and revolving credit facility net unamortized deferred financing costs were approximately $4.3 million and $5.9 million, respectively. During the years ended December 31, 2023, 2022, and 2021, amortization of deferred financing costs was $1.6 million, $1.5 million, and $1.9 million, respectively.
At December 31, 2023 and 2022, senior unsecured notes net unamortized deferred financing costs were approximately $4.1 million and $3.7 million, respectively. During the years ended December 31, 2023, 2022, and 2021, amortization of deferred financing costs was $0.7 million, $0.6 million, and $0.5 million, respectively.

Debt Covenants
Under the terms of both the Note Purchase Agreement and Loan Agreement (the “Agreements”), FCPT acts as a guarantor to FCPT OP. The Agreements contain customary financial covenants, including (1) total indebtedness to consolidated capitalization value (each as defined in the Loan Agreement) not to exceed 60%, (2) mortgage-secured leverage ratio not to exceed 40%, (3) minimum fixed charge coverage ratio of 1.50 to 1.00, (4) maximum unencumbered leverage ratio not to exceed 60%, and (5) minimum unencumbered interest coverage ratio not less than 1.75 to 1.00. They also contain restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. In addition, the Agreements include provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the Loan Agreement. At December 31, 2023, the Company was in compliance with all debt covenants.
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
Cash Flow Hedges of Interest Rate Risk
Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheets in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of December 31, 2023, $375 million of our variable-rate debt is hedged with notional values totaling $375 million. As of December 31, 2022, $325 million of our variable-rate debt was hedged by swaps with notional values totaling $325 million.

During the year ended December 31, 2023, we entered into three interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

Product	Fixed Rate	Notional (in thousands)	Index	Effective Date	Maturity Date
Swap	1.88%	150,000	Daily Simple SOFR + 10 bps	11/9/2022	11/9/2024
Swap	0.44%	50,000	Daily Simple SOFR + 10 bps	10/25/2022	11/9/2025
Swap	2.70%	25,000	Daily Simple SOFR + 10 bps	11/9/2022	11/9/2025
Swap	4.12%	25,000	Daily Simple SOFR + 10 bps	3/9/2023	11/9/2026
Swap (1)	0.82%	50,000	Daily Simple SOFR + 10 bps	11/9/2023	11/9/2025
Swap	3.65%	25,000	Daily Simple SOFR + 10 bps	11/9/2023	11/9/2026
Swap	4.25%	25,000	Daily Simple SOFR + 10 bps	11/9/2023	11/9/2028
Swap	4.42%	25,000	Daily Simple SOFR + 10 bps	11/13/2023	11/9/2028
Swap	1.48%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2027
Swap	1.54%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2027
Swap	2.25%	25,000	1m Term SOFR	11/10/2025	11/9/2028
Swap	1.49%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2028
Swap	2.02%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2028
(1) In November 2024, the notional amount of the swap will increase to $150 million.
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. During the year ended December 31, 2023, the Company terminated four cash flow hedges in connection with the $100 million senior unsecured note offering that was entered into on June 5, 2023 and funded on July 12, 2023. These cash flow hedges had a total notional value of $100 million and were entered into at various dates ranging from February 2022 through April 2023 to hedge the interest rate on the offering. The swaps were terminated on May 25, 2023 for approximately a $8.1 million gain which will amortize over the 10 years of the unsecured note as a reduction to interest expense.
For the years ended December 31, 2023, 2022, and 2021, we did not record hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2024 an additional $9.7 million (unaudited) will be reclassified to earnings as a reduction to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the years ended December 31, 2023 and 2022, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2023 and 2022.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at December 31,		Balance Sheet Location	Fair Value at December 31,
(Dollars in thousands)		2023	2022		2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$20,952	$35,276	Derivative liabilities	$2,968	$9
Total		$20,952	$35,276		$2,968	$9

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income
The table below presents the effect of our interest rate swaps on the Comprehensive Income Statement for the years ending December 31, 2023, 2022, and 2021.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Total Amount of Interest Expense Presented in the Consolidated Income Statements
Interest rate swaps
Year Ended December 31, 2023	$1,795	Interest expense	$(10,773)	Interest expense	$—	$44,606
Year Ended December 31, 2022	39,396	Interest expense	1,430	Interest expense	—	36,405
Year Ended December 31, 2021	8,925	Interest expense	6,977	Interest expense	—	32,555
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2023 and 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2023	$20,952	$—	$20,952	$(920)	$—	$20,032
December 31, 2022	35,276	—	35,276	(9)	—	35,267

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2023	$2,968	$—	$2,968	$(920)	$—	$2,048
December 31, 2022	9	—	9	(9)	—	—
Credit-risk-related Contingent Features
The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At December 31, 2023 the fair value of derivative in a net asset position related to these agreements was approximately $18.0 million and at December 31, 2022 the fair value of the derivative in a net asset position related to these agreements was $35.3 million. As of December 31, 2023, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at December 31, 2023, we would have been entitled to the termination value of approximately $18.0 million.

NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of Other assets were as follows:

	December 31,
(In thousands)	2023	2022
Restricted cash	$8,461	$—
Operating lease right-of-use asset	3,923	4,428
Accounts receivable	2,985	2,661
Prepaid acquisition costs and deposits	1,364	2,079
Prepaid assets	1,176	1,300
Inventories	238	274
Other	1,711	1,530
Total Other Assets	$19,858	$12,272
Other Liabilities
The components of Other liabilities were as follows:

	December 31,
(In thousands)	2023	2022
Tenant deposits	$7,835	$5,953
Accrued interest expense	7,424	3,845
Operating lease liability	4,642	5,141
Accrued compensation	3,020	2,700
Accrued tenant property tax	2,518	1,537
Accounts payable	1,263	766
Intangible real estate liabilities, net	1,196	1,452
Accrued operating expenses	262	257
Other	2,106	2,366
Total Other Liabilities	$30,266	$24,017
NOTE 9 – INCOME TAXES
The income tax expense was composed as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$—	$—	$—
Current state and local	389	362	330
Total current	389	362	330
Deferred:
Federal deferred	(259)	(125)	(864)
State deferred	—	—	—
Total deferred	(259)	(125)	(864)
Total Income Tax Expense (Benefit)	$130	$237	$(534)

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying Consolidated Income Statements:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
Current benefit	(20.9)	(20.8)	(20.8)
State and local income taxes, net of federal tax benefits	0.4	0.3	0.3
Benefit of federal income tax credits	(0.3)	(0.2)	—
Other	(0.1)	(0.1)	—
Valuation allowance	—	—	(1.0)
Permanent differences	—	—	—
Effective Income Tax Rate	0.1%	0.2%	(0.5)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. During the year ended December 31, 2023, $259 thousand was recorded as a deferred tax benefit related to the prior year provision to return adjustment and routine book-tax differences within income tax benefit (expense) in the Consolidated Statements of Income. During the year ended December 31, 2022, $125 thousand was recorded as a deferred tax benefit within income tax benefit (expense) in the Consolidated Statements of Income.
The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2023	2022	2021
Compensation and employee benefits	$33	$32	$34
Charitable contribution and credit carryforwards	1,704	1,366	1,032
Net operating losses	15	60	133
Lease payable	144	141	138
UNICAP	14	15	14
Gross deferred tax assets	1,910	1,614	1,351
Prepaid expenses	—	(14)	(34)
Buildings and equipment (1)	(662)	(612)	(453)
Gross deferred tax liabilities	(662)	(626)	(487)
Net Deferred Tax Assets	$1,248	$988	$864
(1)    These buildings and equipment in 2023, 2022, and 2021 relate to the Kerrow Restaurant Operating Business.
NOTE 10 – EQUITY
Preferred Stock
At December 31, 2023, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at December 31, 2023 or December 31, 2022.

Common Stock
At December 31, 2023, the Company was authorized to issue 500,000,000 shares of $0.0001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
In March 2023, we declared a dividend of $0.3400 per share, which was paid in April 2023 to common shareholders of record as of March 31, 2023. In June 2023, we declared a dividend of $0.3400 per share, which was paid in July 2023 to common shareholders of record as of June 30, 2023. In September 2023, we declared a dividend of $0.3400 per share, which was paid in October 2023 to common shareholders of record as of September 29, 2023. In November 2023 we declared a dividend of $0.3450 per share, which was payable on January 12, 2024 to common shareholders of record as of December 29, 2023.
As of December 31, 2023, there were 91,617,477 shares of the Company's common stock issued and outstanding.
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
During the year ended December 31, 2023, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the ATM programs to sell 1,907,946 shares of common stock at a weighted average sales price of $27.76 per share before sales commissions and offering expenses. During the year ended December 31, 2023, the Company physically settled its forward sale agreements and issued 4,437,970 shares at a weighted average share price of $26.91 for net proceeds of $119.4 million.
During the year ended December 31, 2023, 5,805,334 shares were issued under the current ATM program, including physically settled forward sale agreements, at a weighted average share price of $26.42 for net proceeds of $153.4 million (after issuance costs).
During the year ended December 31, 2022, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the prior ATM program to sell 5,846,031 shares of common stock, at a weighted average sales price of $27.47 per share, before sales commissions and offering expenses. During the year ended December 31, 2022, the Company physically settled a portion of these forward sale agreements and issued 3,316,007 shares under the prior ATM program at a weighted average share price of $27.33 for net proceeds of $89.3 million.
During the year ended December 31, 2022, 5,253,257 shares were issued under the current ATM program at a weighted-average selling price of $27.46 per share, for net proceeds of approximately $141.8 million (after issuance costs).
At December 31, 2023, there was $243.8 million available for issuance under the ATM programs.
Noncontrolling Interest
At December 31, 2023, there were 114,559 FCPT OP units (“OP units”) outstanding held by third parties. During the year ended December 31, 2023, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $2.9 million, $3.0 million, and $3.4 million as of December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, FCPT is the owner of approximately 99.88% of FCPT’s OP units. The remaining 0.12%, or 114,559, of FCPT’s OP units are held by unaffiliated limited partners. For the year ended December 31, 2023, FCPT OP distributed $157 thousand to limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022	2021
Average common shares outstanding – basic	88,526,343	81,590,124	76,674,046
Effect of dilutive stock based compensation	220,685	216,941	164,523
Average common shares outstanding – diluted	88,747,028	81,807,065	76,838,569
Net income available to common shareholders	$95,340	$97,772	$85,581
Basic net earnings per share	$1.08	$1.20	$1.12
Diluted net earnings per share	$1.07	$1.20	$1.11
For the years ended December 31, 2023, 2022, and 2021, the number of outstanding equity awards that were anti-dilutive totaled 274,384, 262,600, and 178,139, respectively. Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the year ended December 31, 2023, 2022, and 2021, totaled 114,559, 114,559, and 147,969, respectively.
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

At December 31, 2023, 1,672,723 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $7.5 million at December 31, 2023 as shown in the following table.
Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Units	Total
Unrecognized compensation cost at January 1, 2023	$2,117	$2,466	$822	$5,405
Equity grants	1,438	3,626	3,289	8,353
Equity grant forfeitures	—	(25)	—	(25)
Equity compensation expense	(1,883)	(2,925)	(1,463)	(6,271)
Unrecognized Compensation Cost at December 31, 2023	$1,672	$3,142	$2,648	$7,462
At December 31, 2023, the weighted average amortization period remaining for all of our equity awards was 1.9 years.
Restricted Stock Units
RSUs are granted at a value equal to the five-day average closing market price of our common stock on the date of grant and are settled in stock at the end of their vesting periods, which range between one and five years, at the then market price of our common stock.
The following table summarizes the activities related to RSUs for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023		2022		2021
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	206,786	$26.60	159,524	$26.53	137,585	$25.45
Units granted	53,238	27.00	77,424	26.87	49,390	28.00
Units vested	(68,943)	26.28	(22,635)	27.08	(26,586)	23.57
Units forfeited	—	—	(7,527)	26.57	(865)	28.93
Outstanding at End of Period	191,081	26.83	206,786	26.60	159,524	26.53
Expenses related to RSUs were $1.9 million, $1.6 million, and $1.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. Remaining unrecognized compensation cost related to RSU will be recognized over a weighted average period of less than five years. Restrictions on shares of restricted stock outstanding lapse through 2028. The Company expects all RSUs to vest.

Restricted Stock Awards
The following table summarizes the activities related to RSAs for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023		2022		2021
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	157,030	$27.25	113,695	$27.58	102,355	$27.16
Units granted	128,852	28.14	119,471	26.99	87,664	27.31
Units vested	(86,213)	27.61	(72,101)	27.33	(69,628)	26.62
Units forfeited	(1,033)	27.66	(4,035)	27.24	(6,696)	27.59
Outstanding at End of Period	198,636	27.67	157,030	27.25	113,695	27.58
Expenses related to RSAs were $2.9 million, $2.4 million, and $2.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. The remaining unrecognized compensation cost will be recognized over a weighted average period of less than three years. Restrictions on shares of RSAs outstanding lapse through 2026. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
During the years ended December 31, 2023, 2022, and 2021, there were 87,700, 66,369, and 75,476 PSUs as well as dividend equivalent rights granted under the Plan, respectively. The performance period of these grants runs from January 1, 2023 through December 31, 2025, January 1, 2022 through December 31, 2024, and from January 1, 2021 through December 31, 2023, respectively. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model.
During the years ended December 31, 2023, 2022, and 2021, PSUs were granted at a weighted average fair value of $37.50, $18.63, and $27.56 per unit, respectively. During the year ended December 31, 2023, 64,606 PSUs vested at 93%, resulting in the issuance of 60,085 shares, of which 34,384 PSUs were designated for tax withholdings. The Company expects all PSUs to vest.
The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total shareholder return over three years from the grant date. For the 2023 PSU grant, the Company used an implied volatility assumption of 51.2% (based on historical volatility), normalized risk free rate of 3.76%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs). For the 2022 PSU grant, the Company used an implied volatility assumption of 49.5% (based on historical volatility), normalized risk free rate of 2.50%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs). For the 2021 PSU grant, the Company used an implied volatility assumption of 49.0% (based on historical volatility), normalized risk free rate of 2.50%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three years performance period as is consistent with the terms of the PSUs).
Expenses related to PSUs were $1.5 million, $1.0 million, and $653 thousand for the years ended December 31, 2023, 2022, and 2021, respectively.

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
Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative Assets
December 31, 2023	$—	$20,952	$—	$20,952
December 31, 2022	—	35,276	—	35,276
Derivative Liabilities
December 31, 2023	$—	$2,968	$—	$2,968
December 31, 2022	—	9	—	9
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2023 were classified as Level 2 of the fair value hierarchy.

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.
Fair Value of Certain Financial Liabilities

December 31, 2023
(In thousands)	Carrying Value (1)	Fair Value
Term loan due 2025	$150,000	$149,496
Term loan due 2026	100,000	99,799
Term loan due 2027	90,000	89,524
Term loan due 2028	90,000	89,208
Senior note due June 2024	50,000	49,641
Senior note due December 2026	50,000	49,227
Senior note due June 2027	75,000	74,282
Senior note due December 2028	50,000	49,195
Senior note due April 2029	50,000	44,742
Senior note due June 2029	50,000	45,473
Senior note due April 2030	75,000	67,262
Senior note due March 2031	50,000	43,313
Senior note due April 2031	50,000	43,441
Senior note due March 2032	75,000	64,818
Senior note due July 2033	100,000	109,521
Outstanding revolver borrowings	16,000	15,946
(1) Term loan and senior note liabilities exclude deferred financing costs

December 31, 2022
(In thousands)	Carrying Value (1)	Fair Value
Term loan due 2025	$150,000	$149,495
Term loan due 2026	100,000	99,949
Term loan due 2027	90,000	89,595
Term loan due 2028	90,000	89,309
Senior note due June 2024	50,000	49,179
Senior note due December 2026	50,000	48,548
Senior note due June 2027	75,000	73,007
Senior note due December 2028	50,000	48,251
Senior note due April 2029	50,000	43,111
Senior note due June 2029	50,000	43,967
Senior note due April 2030	75,000	65,078
Senior note due March 2031	50,000	41,989
Senior note due April 2031	50,000	42,032
Senior note due March 2032	75,000	62,828
Outstanding revolver borrowings	—	—
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
NOTE 14 – SEGMENTS
During 2023, 2022, and 2021, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the years ended December 31, 2023, 2022, and 2021.
For the Year Ended December 31, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$219,881	$—	$—	$219,881
Intercompany rental	857	—	(857)	—
Restaurant	—	30,725	—	30,725
Total revenues	220,738	30,725	(857)	250,606
Operating expenses:
General and administrative	22,680	—	—	22,680
Depreciation and amortization	49,996	735	—	50,731
Property	11,550	—	—	11,550
Restaurant	—	29,564	(857)	28,707
Total operating expenses	84,226	30,299	(857)	113,668
Interest expense	(44,606)	—	—	(44,606)
Other income, net	919	—	—	919
Realized gain on sale, net	2,341	—	—	2,341
Income tax (expense) benefit	(227)	97	—	(130)
Net Income	$94,939	$523	$—	$95,462

For the Year Ended December 31, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$193,611	$—	$—	$193,611
Intercompany rental	846	—	(846)	—
Restaurant	—	29,583	—	29,583
Total revenues	194,457	29,583	(846)	223,194
Operating expenses:
General and administrative	20,043	—	—	20,043
Depreciation and amortization	40,762	709	—	41,471
Property	7,989	—	—	7,989
Restaurant	—	28,668	(846)	27,822
Total operating expenses	68,794	29,377	(846)	97,325
Interest expense	(36,405)	—	—	(36,405)
Other income, net	542	—	—	542
Realized gain on sale, net	8,139	—	—	8,139
Income tax (expense) benefit	(206)	(31)	—	(237)
Net Income	$97,733	$175	$—	$97,908

For the Year Ended December 31, 2021

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental	$172,812	$—	$—	$172,812
Intercompany rental	743	—	(743)	—
Restaurant	—	26,566	—	26,566
Total revenues	173,555	26,566	(743)	199,378
Operating expenses:
General and administrative	17,650	—	—	17,650
Depreciation and amortization	34,162	664	—	34,826
Property	5,040	—	—	5,040
Restaurant	—	25,306	(743)	24,563
Total operating expenses	56,852	25,970	(743)	82,079
Interest expense	(32,555)	—	—	(32,555)
Other income, net	36	—	—	36
Realized gain on sale, net	431	—	—	431
Income tax (expense) benefit	(174)	708	—	534
Net Income	$84,441	$1,304	$—	$85,745

The following table presents supplemental information by segment at December 31, 2023 and 2022.
December 31, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,926,425	$22,996	$2,949,421
Accumulated depreciation	(731,345)	(7,601)	(738,946)
Total real estate investments, net	2,195,080	15,395	2,210,475
Cash and cash equivalents	14,776	1,546	16,322
Total assets	2,429,136	22,498	2,451,634
Total debt, net of deferred financing costs	1,112,689	—	1,112,689
December 31, 2022

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,633,002	$22,700	$2,655,702
Accumulated depreciation	(699,825)	(6,877)	(706,702)
Total real estate investments, net	1,933,177	15,823	1,949,000
Cash and cash equivalents	25,260	1,036	26,296
Total assets	2,176,336	22,251	2,198,587
Total debt, net of deferred financing costs	995,477	—	995,477
NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after December 31, 2023, the date of the Consolidated Balance Sheet, through February 15, 2024, and noted the following:
Acquisitions & Disposals
The Company invested $13.9 million, net of transaction costs, in the acquisition of three net lease properties with an investment yield of approximately 6.8%, and approximately 11.1 of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for the transactions as asset acquisitions in accordance with U.S. GAAP. There were no material contingent liabilities associated with the transactions at December 31, 2023.

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
AAA	Fairfield, CA	1,060	4,281	—	—	125	—	1,060	4,406	—	5,466	414	2000	9/3/2020	35
ADAUT	Centennial, CO	1,252	694	—	—	—	—	1,252	694	—	1,946	71	2010	12/30/2020	10 - 40
ADAUT	Fort Worth, TX	733	928	—	—	—	—	733	928	—	1,661	78	1986	3/17/2021	10 - 45
ADAUT	South Elgin, IL	587	1,555	—	—	—	—	587	1,555	—	2,142	76	2006	7/12/2022	10 - 40
ADAUT	Big Rapids, MI	195	672	—	—	—	—	195	672	—	867	48	1999	7/15/2022	10- 25
ADAUT	Kalamazoo, MI	109	620	—	—	—	—	109	620	—	729	34	1998	10/13/2022	5 - 30
APPLB	Tracy, CA	1,267	—	—	—	—	—	1,267	—	—	1,267	—	2004	11/20/2018	—
ARBYS	Rocky Mount, NC	261	1,405	—	—	—	—	261	1,405	—	1,666	274	2004	9/6/2016	10 - 45
ARBYS	Roanoke Rapids, NC	288	1,563	—	—	—	—	288	1,563	—	1,851	322	2003	9/6/2016	10 - 45
ARBYS	South Hill, VA	538	1,283	—	—	—	—	538	1,283	—	1,821	246	2002	11/3/2016	10 - 50
ARBYS	Wake Forest, NC	805	1,344	—	—	—	—	805	1,344	—	2,149	317	2005	11/3/2016	9 - 49
ARBYS	Birch Run, MI	590	777	—	—	—	—	590	777	—	1,367	220	1991	11/9/2016	10 - 40
ARBYS	Brighton, MI	456	990	—	—	—	—	456	990	—	1,446	225	1987	11/9/2016	10 - 40
ARBYS	Cedar Rapids, IA	485	—	—	—	—	—	485	—	—	485	—	1987	1/12/2018	—
ARBYS	Plainwell, MI	696	837	—	—	—	—	696	837	—	1,533	172	1999	8/6/2018	3 - 36
ARBYS	Logan, UT	827	1,157	—	26	—	—	853	1,157	—	2,010	172	1980	5/1/2019	5 - 40
ARBYS	Spring Lake, MI	317	762	—	—	—	—	317	762	—	1,079	130	1986	6/21/2019	5 - 30
ARBYS	Holland, MI	735	735	—	—	—	—	735	735	—	1,470	161	1988	6/21/2019	5 - 30
ARBYS	Muskegon, MI	486	919	—	—	—	—	486	919	—	1,405	135	1979	6/21/2019	5 - 40
ARBYS	Kokomo, IN	902	—	—	—	—	—	902	—	—	902	—	2003	8/1/2019	—
ARBYS	Roxboro, NC	1,002	541	—	—	—	—	1,002	541	—	1,543	106	2006	1/6/2020	10 - 25
ARBYS	Brook Park, OH	719	1,044	—	—	—	—	719	1,044	—	1,763	114	2006	9/23/2021	10 - 25
ARBYS	Layton, UT	1,302	—	—	—	—	—	1,302	—	—	1,302	—	1981	4/8/2021	—
ARBYS	Bowling Green, KY	405	673	—	—	—	—	405	673	—	1,078	25	1966	4/26/2023	10 - 20
ASPDE	Russellville, AR	891	856	—	—	—	—	891	856	—	1,747	74	2007	10/14/2021	10 - 35
ASPDE	Festus, MO	715	1,429	—	—	—	—	715	1,429	—	2,144	69	2017	5/25/2022	10 - 40
ASPDE	Roswell, NM	279	1,498	—	—	—	—	279	1,498	—	1,777	32	2018	3/14/2023	10 - 45
ATT	Columbia, MO	512	556	—	—	—	—	512	556	—	1,068	42	1985	12/29/2021	10 - 35
ATT	El Paso, TX	735	996	—	—	—	—	735	996	—	1,731	38	2003	8/31/2022	10 - 40
BFISH	Greensboro, NC	1,254	—	—	—	—	—	1,254	—	—	1,254	—	2002	2/21/2020	—
BHAMA	Raleigh, NC	2,507	3,230	155	—	918	314	2,507	4,148	469	7,124	3,262	1999	5/17/1999	2 - 38
BHAMA	Duluth, GA	1,292	2,362	254	—	1,378	274	1,292	3,740	528	5,560	3,131	1999	5/24/1999	2 - 38
BHAMA	Miami, FL	1,731	3,427	222	—	1,162	422	1,731	4,589	644	6,964	3,618	2000	4/4/2000	2 - 35
BHAMA	Fort Myers, FL	1,914	2,863	186	—	916	398	1,914	3,779	584	6,277	2,921	2000	5/16/2000	2 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BHAMA	Pembroke Pines, FL	1,808	2,999	207	—	1,039	382	1,808	4,038	589	6,435	3,078	2000	12/18/2000	2 - 35
BHAMA	Livonia, MI	2,105	3,856	286	—	362	138	2,105	4,218	424	6,747	3,252	2001	2/6/2001	2 - 36
BHAMA	Sunrise, FL	1,515	3,251	138	—	450	224	1,515	3,701	362	5,578	2,559	2002	10/22/2002	2 - 37
BHAMA	Jacksonville, FL	2,235	2,295	344	—	50	13	2,235	2,345	357	4,937	1,296	2010	3/29/2010	2 - 45
BHAMA	Orlando, FL	1,659	2,340	356	—	324	41	1,659	2,664	397	4,720	1,225	2012	2/27/2012	2 - 47
BHAMA	Charleston, SC	2,673	—	—	—	—	—	2,673	—	—	2,673	—	2020	9/29/2020	—
BIGO	West St. Paul, MN	1,464	1,096	—	—	—	—	1,464	1,096	—	2,560	121	2001	6/19/2020	10 - 40
BJS	Youngstown, OH	1,125	—	—	—	—	—	1,125	—	—	1,125	—	2017	1/12/2018	—
BJS	Longview, TX	1,508	—	—	—	—	—	1,508	—	—	1,508	—	2015	11/16/2018	—
BJS	Livonia, MI	638	3,259	—	—	—	—	638	3,259	—	3,897	311	2018	12/28/2018	14 - 54
BJS	Ft. Wayne, IN	2,878	—	—	—	—	—	2,878	—	—	2,878	—	2016	12/24/2019	—
BJS	Little Rock, AR	3,646	—	—	—	—	—	3,646	—	—	3,646	—	2014	12/27/2019	—
BJS	Oklahoma City, OK	1,879	—	—	—	—	—	1,879	—	—	1,879	—	2007	2/21/2020	—
BJS	Sugar Land, TX	3,910	—	—	—	—	—	3,910	—	—	3,910	—	2005	9/15/2020	—
BJS	Orange Valley, OH	3,908	—	—	—	—	—	3,908	—	—	3,908	—	2020	10/30/2020	—
BJS	El Paso, TX	2,960	—	—	—	—	—	2,960	—	—	2,960	—	2006	8/31/2022	—
BJS	Bowie, MD	2,286	—	—	—	—	—	2,286	—	—	2,286	—	2001	3/29/2023	—
BK	Roxboro, NC	601	2,089	—	—	—	—	601	2,089	—	2,690	366	1989	10/28/2016	10 - 50
BK	Oxford, NC	449	1,892	—	—	—	—	449	1,892	—	2,341	343	1982	10/28/2016	10 - 50
BK	Amory, MS	570	2,159	—	—	—	—	570	2,159	—	2,729	340	2016	10/28/2016	14 - 54
BK	Madisonville, KY	1,071	1,257	—	—	—	—	1,071	1,257	—	2,328	306	1986	11/9/2016	10 - 45
BK	Monterey, TN	429	1,611	—	—	—	—	429	1,611	—	2,040	285	2000	12/28/2016	10 - 50
BK	Crossville, TN	397	1,873	—	—	—	—	397	1,873	—	2,270	325	1987	12/28/2016	10 - 50
BK	Livingston, TN	481	1,354	—	—	—	—	481	1,354	—	1,835	239	2015	12/28/2016	13 - 53
BK	Herkimer, NY	308	1,460	—	—	—	—	308	1,460	—	1,768	220	2002	1/12/2017	13 - 53
BK	Chattanooga, TN	485	894	—	—	—	—	485	894	—	1,379	188	1998	1/12/2017	10 - 45
BK	Salem, IN	534	1,608	—	—	—	—	534	1,608	—	2,142	252	2016	6/30/2017	14 - 54
BK	Tupelo, MS	772	1,765	—	—	—	—	772	1,765	—	2,537	270	2016	6/30/2017	14 - 54
BK	Booneville, MS	448	1,253	—	—	—	—	448	1,253	—	1,701	197	2016	6/30/2017	14 - 54
BK	Tupelo, MS	953	1,418	—	—	—	—	953	1,418	—	2,371	263	1998	6/30/2017	10 - 50
BK	Memphis, TN	739	1,708	—	—	—	—	739	1,708	—	2,447	247	1996	6/30/2017	15 - 55
BK	Columbus, MS	922	1,633	—	—	—	—	922	1,633	—	2,555	282	2000	6/30/2017	12 - 52
BK	Tupelo, MS	826	1,774	—	—	—	—	826	1,774	—	2,600	296	1998	6/30/2017	10 - 50
BK	Waldorf, MD	747	1,214	—	—	—	—	747	1,214	—	1,961	191	1989	4/3/2019	10 - 40
BK	Florence, SC	1,145	—	—	—	—	—	1,145	—	—	1,145	—	1980	6/23/2020	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BK	Bessemer, AL	1,668	—	—	—	—	—	1,668	—	—	1,668	—	2009	3/12/2020	—
BK	Canton, OH	641	685	—	—	—	—	641	685	—	1,326	110	1971	6/8/2021	10 - 20
BK	Slinger, WI	901	652	—	—	—	—	901	652	—	1,553	72	1994	6/29/2021	5 - 35
BKBRO	Jacksonville, TX	144	2,592	—	—	—	—	144	2,592	—	2,736	74	1971	5/5/2023	10 - 25
BLACK	Spokane Valley, WA	961	1,024	—	—	—	—	961	1,024	—	1,985	245	2000	2/21/2020	8 - 25
BOBE	Dover, DE	591	1,713	—	—	—	—	591	1,713	—	2,304	323	1993	4/28/2017	10 - 50
BOBE	Indianapolis, IN	603	1,701	—	—	—	—	603	1,701	—	2,304	309	1991	4/28/2017	10 - 50
BOBE	Bowie, MD	506	1,940	—	—	—	—	506	1,940	—	2,446	359	1995	4/28/2017	10 - 50
BOBE	Catonsville, MD	170	1,091	—	—	—	—	170	1,091	—	1,261	218	2003	4/28/2017	10 - 50
BOBE	Midland, MI	1,060	1,567	—	—	—	—	1,060	1,567	—	2,627	290	1998	4/28/2017	10 - 50
BOBE	Niagara Falls, NY	304	1,892	—	—	—	—	304	1,892	—	2,196	352	1992	4/28/2017	10 - 50
BOBE	Independence, OH	1,161	1,847	—	—	—	—	1,161	1,847	—	3,008	320	1994	4/28/2017	11 - 51
BOBE	Centerville, OH	947	1,209	—	—	—	—	947	1,209	—	2,156	266	1997	4/28/2017	7 - 45
BOBE	Blacklick, OH	1,178	1,269	—	—	—	—	1,178	1,269	—	2,447	307	1999	4/28/2017	7 - 45
BOBE	Celina, OH	944	1,431	—	—	—	—	944	1,431	—	2,375	274	2005	4/28/2017	9 - 49
BOBE	Canton, OH	755	1,441	—	—	—	—	755	1,441	—	2,196	254	2005	4/28/2017	10 - 50
BOBE	Kent, OH	814	1,215	—	—	—	—	814	1,215	—	2,029	224	1994	4/28/2017	10 - 50
BOBE	Waynesburg, PA	389	1,758	—	—	—	—	389	1,758	—	2,147	357	2006	4/28/2017	10 - 50
BOBE	Kanawha City, WV	405	1,899	—	—	—	—	405	1,899	—	2,304	340	2000	4/28/2017	10 - 50
BOBE	Lima, OH	1,382	1,461	—	—	—	—	1,382	1,461	—	2,843	302	1988	4/28/2017	9 - 49
BOFA	Lincoln Park, MI	1,373	—	—	—	—	—	1,373	—	—	1,373	—	1992	11/19/2021	—
BOJAN	Winston-Salem, NC	838	569	—	—	—	—	838	569	—	1,407	111	1983	1/29/2020	10 - 25
BOJAN	Columbia, SC	1,158	824	—	—	—	—	1,158	824	—	1,982	120	1999	12/23/2020	10 - 25
BOJAN	Murphy, NC	1,533	798	—	—	—	—	1,533	798	—	2,331	125	2014	8/5/2021	10 - 25
BOJAN	Winston-Salem, NC	538	782	—	—	—	—	538	782	—	1,320	19	1996	6/22/2023	10 - 25
BP	South Elgin, IL	3,056	—	—	—	—	—	3,056	—	—	3,056	—	2004	7/14/2020	—
BRNSC	St. Louis, MO	331	1,272	—	—	—	—	331	1,272	—	1,603	78	1974	11/21/2022	10 - 20
BUBBA	El Paso, TX	2,912	—	—	—	—	—	2,912	—	—	2,912	—	2000	11/30/2022	—
BWW	Burlington, IA	137	2,530	—	—	—	—	137	2,530	—	2,667	464	2010	9/15/2016	10 - 49
BWW	Galesburg, IL	157	2,510	—	—	—	—	157	2,510	—	2,667	498	2009	9/15/2016	10 - 46
BWW	Macomb, IL	138	2,528	—	—	—	—	138	2,528	—	2,666	474	2009	9/15/2016	10 - 48
BWW	Springfield, IL	825	2,352	—	—	—	—	825	2,352	—	3,177	380	2006	1/10/2018	10 - 50
BWW	Quincy, IL	676	2,378	—	—	—	—	676	2,378	—	3,054	361	2007	1/10/2018	10 - 50
BWW	Orange Park, FL	1,768	—	—	—	—	—	1,768	—	—	1,768	—	1997	1/12/2018	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
BWW	Florence, SC	1,638	—	—	—	—	—	1,638	—	—	1,638	—	2011	6/29/2018	—
BWW	Austin, TX	1,250	—	—	—	—	—	1,250	—	—	1,250	—	2010	7/16/2018	—
BWW	Hendersonville, TN	1,401	—	—	—	—	—	1,401	—	—	1,401	—	2009	8/8/2018	—
BWW	Grand Junction, CO	1,182	—	—	—	—	—	1,182	—	—	1,182	—	2004	1/18/2019	—
BWW	Loredo, TX	1,287	1,923	—	—	—	—	1,287	1,923	—	3,210	293	2001	2/8/2019	10 - 45
BWW	Rockaway, NJ	787	—	—	—	—	—	787	—	—	787	—	2013	2/11/2019	—
BWW	Centerville, GA	1,001	—	—	—	—	—	1,001	—	—	1,001	—	2011	8/1/2019	—
BWW	Mansfield, TX	1,438	845	—	—	—	—	1,438	845	—	2,283	183	2007	10/21/2019	10 - 25
BWW	Fort Worth, TX	1,484	922	—	—	1,111	—	1,484	2,033	—	3,517	868	2007	11/4/2019	10 - 25
BWW	Racine, WI	1,898	—	—	—	—	—	1,898	—	—	1,898	—	2013	11/12/2019	—
BWW	Suffolk, VA	602	1,779	—	—	—	—	602	1,779	—	2,381	226	2012	12/31/2018	9 - 49
BWW	Mansfield, TX	—	79	—	—	—	—	—	79	—	79	19	2007	10/21/2019	15
BWW	Gastonia, NC	1,373	—	—	—	—	—	1,373	—	—	1,373	—	2009	10/14/2020	—
BWW	Whitehall, PA	1,685	—	—	—	—	—	1,685	—	—	1,685	—	2013	9/24/2021	—
BWW	Mount Prospect, IL	2,127	—	—	—	—	—	2,127	—	—	2,127	—	2005	8/8/2022	—
BWW	Forsyth, IL	1,616	1,969	—	—	—	—	1,616	1,969	—	3,585	69	2008	12/23/2022	10 - 35
BWW	Springfield, IL	822	1,816	—	—	—	—	822	1,816	—	2,638	66	2011	12/23/2022	10 - 35
BWW	Peru, IL	704	1,857	—	—	—	—	704	1,857	—	2,561	65	2009	12/23/2022	10 - 35
BWW	Peoria, IL	1,835	2,273	—	—	—	—	1,835	2,273	—	4,108	78	2004	12/23/2022	10 - 35
BWW	Bridgewater, NJ	3,862	2,324	—	—	—	—	3,862	2,324	—	6,186	116	2002	9/26/2022	10 - 30
BWW	West Windsor, NJ	1,961	2,406	—	—	—	—	1,961	2,406	—	4,367	171	2015	9/26/2022	10 - 30
CALCO	Mt Pleasant, WI	1,705	654	—	—	13	—	1,705	667	—	2,372	184	1982	7/15/2020	2 - 15
CALCO	Palatine, IL	2,010	694	—	—	—	—	2,010	694	—	2,704	203	1998	9/24/2020	3 - 15
CALCO	Fort Wayne, IN	580	2,444	—	—	—	—	580	2,444	—	3,024	243	1994	11/16/2020	14 - 49
CALCO	Denver, CO	1,853	—	—	—	—	—	1,853	—	—	1,853	—	1962	12/9/2020	—
CALCO	Midwest City, OK	1,781	—	—	—	—	—	1,781	—	—	1,781	—	1984	12/9/2020	—
CALCO	Troy, NY	1,671	1,266	—	—	—	—	1,671	1,266	—	2,937	99	1940	9/21/2021	5 - 35
CALCO	Clifton Park, NY	1,332	978	—	—	—	—	1,332	978	—	2,310	82	1977	9/21/2021	5 - 35
CALCO	Queensbury, NY	403	1,232	—	—	17	—	403	1,249	—	1,652	157	1988	9/21/2021	10 - 35
CALCO	Moraine, OH	182	1,047	—	—	144	—	182	1,191	—	1,373	175	1968	9/20/2021	5 - 25
CALCO	Hamilton, OH	210	567	—	—	—	—	210	567	—	777	121	1995	9/20/2021	5 - 20
CALCO	Cincinnati, OH	104	680	—	—	—	—	104	680	—	784	62	1983	9/20/2021	10 - 30
CALCO	Loveland, OH	102	316	—	—	—	—	102	316	—	418	76	1989	9/20/2021	5 - 15
CALCO	Dayton, OH	142	510	—	—	176	—	142	686	—	828	139	1972	9/20/2021	5 - 20
CALCO	Cincinnati, OH	124	554	—	—	—	—	124	554	—	678	72	1980	11/3/2021	10 - 20
CALCO	Lebanon, OH	93	181	—	—	—	—	93	181	—	274	52	1967	11/3/2021	5 - 10

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CALCO	Philadelphia, PA	1,070	1,898	—	—	—	—	1,070	1,898	—	2,968	181	1980	12/30/2021	5 - 35
CALCO	Norfolk, VA	384	935	—	—	—	—	384	935	—	1,319	61	1957	8/26/2021	11 - 41
CALCO	Fond du Lac, WI	320	1,491	—	—	—	—	320	1,491	—	1,811	144	1997	3/12/2021	15 - 44
CALCO	Indianapolis, IN	687	2,065	—	—	—	—	687	2,065	—	2,752	118	1998	11/29/2022	10 - 30
CALCO	Beech Grove, IN	249	1,323	—	—	24	—	249	1,347	—	1,596	69	1978	11/29/2022	10 - 25
CALCO	Indianapolis, IN	42	475	—	—	—	—	42	475	—	517	27	1968	11/29/2022	10 - 20
CALCO	Bowling Green, KY	408	824	—	—	—	—	408	824	—	1,232	49	1982	11/15/2022	10 - 25
CALCO	Grand Rapids, MI	274	801	—	—	—	—	274	801	—	1,075	85	1963	7/12/2022	10 - 15
CALCO	Kalamazoo, MI	81	814	—	—	—	—	81	814	—	895	64	1947	9/9/2022	5 - 20
CALCO	Brentwood, TN	1,762	3,946	—	—	—	—	1,762	3,946	—	5,708	175	1989	11/17/2022	10 - 35
CALCO	Janesville, WI	520	1,302	—	—	—	—	520	1,302	—	1,822	80	1997	5/25/2022	10 - 35
CALCO	Blue Island, IL	327	1,299	—	—	—	—	327	1,299	—	1,626	38	1997	2/15/2023	10 - 35
CALCO	Blue Island, IL	443	1,236	—	—	—	—	443	1,236	—	1,679	45	1986	2/15/2023	10 - 30
CAPON	Hyattsville, MD	1,506	789	—	—	—	—	1,506	789	—	2,295	63	1962	8/5/2022	10 - 20
CARRAB	Palm Coast , FL	2,146	—	—	—	—	—	2,146	—	—	2,146	—	2012	6/13/2019	—
CARRAB	Charleston, SC	1,334	—	—	—	—	—	1,334	—	—	1,334	—	2003	7/13/2020	—
CARRAB	Tallahassee, FL	3,814	—	—	—	—	—	3,814	—	—	3,814	—	2000	12/22/2020	—
CARRAB	Independence, MO	1,566	—	—	—	—	—	1,566	—	—	1,566	—	2002	10/28/2021	—
CCKFA	Overland Park, KS	2,743	5,126	—	—	—	—	2,743	5,126	—	7,869	199	2003	12/2/2022	10 - 30
CEC	Florence, SC	887	—	—	—	—	—	887	—	—	887	—	2006	8/5/2022	—
CFILA	Cedar Rapids, IA	1,894	—	—	—	—	—	1,894	—	—	1,894	—	2012	1/12/2018	—
CFILA	Sioux City, IA	1,162	—	—	—	—	—	1,162	—	—	1,162	—	2012	6/28/2019	—
CFILA	Rehoboth Beach, DE	2,081	—	—	—	—	—	2,081	—	—	2,081	—	2013	12/24/2019	—
CFILA	Ft. Wayne, IN	2,251	—	—	—	—	—	2,251	—	—	2,251	—	2019	12/24/2019	—
CFILA	Carmel, IN	1,056	—	—	—	—	—	1,056	—	—	1,056	—	2006	9/17/2020	—
CFILA	Florissant, MO	1,416	—	—	—	—	—	1,416	—	—	1,416	—	2019	12/18/2020	—
CFILA	Florence, SC	1,869	—	—	—	—	—	1,869	—	—	1,869	—	2018	3/3/2020	—
CFILA	Manchester, CT	3,265	—	—	—	—	—	3,265	—	—	3,265	—	2021	12/30/2021	—
CHASE	New Iberia, LA	1,739	—	—	—	—	—	1,739	—	—	1,739	—	2021	6/29/2021	—
CHEDD	Pensacola, FL	1,530	—	—	—	—	—	1,530	—	—	1,530	—	1991	6/29/2018	—
CHEDD	Terre Haute, IN	1,371	3,661	—	—	—	—	1,371	3,661	—	5,032	65	2014	7/6/2023	10 - 35
CHEDD	Indianapolis, IN	2,665	3,636	—	—	—	—	2,665	3,636	—	6,301	64	2014	7/6/2023	10 - 35
CHEDD	Owensboro, KY	1,765	3,079	—	—	—	—	1,765	3,079	—	4,844	55	2008	7/6/2023	10 - 35
CHEDD	Florence, KY	2,145	3,000	—	—	—	—	2,145	3,000	—	5,145	52	2006	7/6/2023	10 - 35

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CHEDD	Centerville, OH	1,694	3,315	—	—	—	—	1,694	3,315	—	5,009	65	2016	7/6/2023	10 - 35
CHEDD	Chattanooga, TN	3,395	3,477	—	—	—	—	3,395	3,477	—	6,872	58	2014	7/6/2023	10 - 35
CHEDD	Murfreesboro, TN	2,008	3,100	—	—	—	—	2,008	3,100	—	5,108	58	2012	7/6/2023	10 - 35
CHEDD	Clarksville, TN	3,357	3,078	—	—	—	—	3,357	3,078	—	6,435	56	2013	7/6/2023	10 - 35
CHEDD	Kingsport, TN	2,471	2,809	—	—	—	—	2,471	2,809	—	5,280	47	2000	7/6/2023	10 - 35
CHEDD	Cookeville, TN	2,983	3,090	—	—	—	—	2,983	3,090	—	6,073	53	2005	7/6/2023	10 - 35
CHEDD	Knoxville, TN	1,707	3,272	—	—	—	—	1,707	3,272	—	4,979	56	2012	7/6/2023	10 - 35
CHEDD	Johnson City, TN	3,121	2,908	—	—	—	—	3,121	2,908	—	6,029	51	2003	7/6/2023	10 - 35
CHILI	Bloomingdale, IL	1,111	—	—	—	—	—	1,111	—	—	1,111	—	1990	1/12/2018	—
CHILI	Baton Rouge, LA	1,146	1,077	—	—	—	—	1,146	1,077	—	2,223	249	1985	8/8/2018	5 - 30
CHILI	Mesquite, TX	2,180	2,938	—	—	—	—	2,180	2,938	—	5,118	375	2012	8/8/2018	13 - 53
CHILI	Palm Bay, FL	1,666	2,881	—	—	—	—	1,666	2,881	—	4,547	387	1994	8/8/2018	12 - 52
CHILI	Madison, TN	1,178	2,372	—	—	—	—	1,178	2,372	—	3,550	326	1989	8/8/2018	11 - 51
CHILI	Ocala, FL	2,017	2,216	—	—	—	—	2,017	2,216	—	4,233	329	1989	8/8/2018	11 - 51
CHILI	Palmdale, CA	1,234	2,573	—	—	—	—	1,234	2,573	—	3,807	348	1991	8/8/2018	9 - 49
CHILI	Sebring, FL	1,568	2,275	—	—	—	—	1,568	2,275	—	3,843	323	1992	8/8/2018	11 - 51
CHILI	Tarpon Springs, FL	1,394	2,232	—	—	—	—	1,394	2,232	—	3,626	335	1994	8/8/2018	10 - 50
CHILI	Peoria, AZ	867	1,199	—	—	—	—	867	1,199	—	2,066	282	1993	8/8/2018	5 - 31
CHILI	The Woodlands, TX	1,445	1,218	—	—	—	—	1,445	1,218	—	2,663	264	1995	8/8/2018	5 - 35
CHILI	Orlando, FL	2,106	1,376	—	—	—	—	2,106	1,376	—	3,482	292	1994	8/8/2018	5 - 35
CHILI	Kissimmee, FL	2,101	2,052	—	—	—	—	2,101	2,052	—	4,153	329	1994	8/8/2018	7 - 47
CHILI	Mesa, AZ	1,295	1,628	—	—	—	—	1,295	1,628	—	2,923	306	1994	8/8/2018	5 - 40
CHILI	Katy, TX	1,930	1,907	—	—	—	—	1,930	1,907	—	3,837	312	1995	8/8/2018	10 - 45
CHILI	McAllen, TX	759	1,691	—	—	—	—	759	1,691	—	2,450	323	1994	8/8/2018	5 - 35
CHILI	Winter Haven, FL	922	1,926	—	—	—	—	922	1,926	—	2,848	308	1995	8/8/2018	7 - 47
CHILI	Ormond Beach, FL	545	1,104	—	—	—	—	545	1,104	—	1,649	228	1995	8/8/2018	3 - 32
CHILI	Pembroke Pines, FL	1,757	1,514	—	—	—	—	1,757	1,514	—	3,271	324	1996	8/8/2018	5 - 40
CHILI	High Point, NC	955	1,446	—	—	—	—	955	1,446	—	2,401	230	1996	8/8/2018	5 - 55
CHILI	Anderson, SC	1,647	2,252	—	—	—	—	1,647	2,252	—	3,899	302	1995	8/8/2018	13 - 53
CHILI	Burleson, TX	2,612	2,321	—	—	—	—	2,612	2,321	—	4,933	397	1998	8/8/2018	5 - 45
CHILI	Brownsville, TX	2,111	2,868	—	—	—	—	2,111	2,868	—	4,979	387	1999	8/8/2018	12 - 52
CHILI	Hermitage, TN	1,226	1,564	—	—	—	—	1,226	1,564	—	2,790	298	2000	8/8/2018	5 - 39
CHILI	Reno, NV	723	2,496	—	—	—	—	723	2,496	—	3,219	314	2002	8/8/2018	10 - 50
CHILI	Bartlesville, OK	1,497	1,571	—	—	—	—	1,497	1,571	—	3,068	251	2002	8/8/2018	10 - 50
CHILI	Gallatin, TN	821	1,613	—	—	—	—	821	1,613	—	2,434	248	2002	8/8/2018	10 - 50

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CHILI	Tampa, FL	920	1,839	—	—	—	—	920	1,839	—	2,759	316	2002	8/8/2018	7 - 40
CHILI	Atascocita, TX	1,953	2,256	—	—	—	—	1,953	2,256	—	4,209	317	2002	8/8/2018	12 - 52
CHILI	Canon City, CO	709	1,928	—	—	—	—	709	1,928	—	2,637	275	2002	8/8/2018	10 - 50
CHILI	Chattanooga, TN	350	1,852	—	—	—	—	350	1,852	—	2,202	217	2003	8/8/2018	11 - 51
CHILI	Hobbs, NM	1,424	1,746	—	—	—	—	1,424	1,746	—	3,170	265	2003	8/8/2018	10 - 50
CHILI	Gonzales, LA	1,681	2,292	—	—	—	—	1,681	2,292	—	3,973	320	2003	8/8/2018	10 - 50
CHILI	Tupelo, MS	890	1,514	—	—	—	—	890	1,514	—	2,404	288	2003	8/8/2018	5 - 40
CHILI	Las Cruces, NM	1,645	1,720	—	—	—	—	1,645	1,720	—	3,365	299	1991	8/8/2018	7 - 45
CHILI	Carson City, NV	775	467	—	—	—	—	775	467	—	1,242	129	2004	8/8/2018	5 - 41
CHILI	Lady Lake, FL	2,474	2,618	—	—	—	—	2,474	2,618	—	5,092	387	2004	8/8/2018	12 - 52
CHILI	Lone Tree, CO	753	1,511	—	—	—	—	753	1,511	—	2,264	279	2004	8/8/2018	5 - 41
CHILI	Bristol, VA	1,059	1,563	—	—	—	—	1,059	1,563	—	2,622	301	2004	8/8/2018	5 - 41
CHILI	Trinity, FL	1,701	2,613	—	—	—	—	1,701	2,613	—	4,314	351	2004	8/8/2018	13 - 53
CHILI	Kingsville, TX	1,254	1,719	—	—	—	—	1,254	1,719	—	2,973	257	2004	8/8/2018	9 - 49
CHILI	Conroe, TX	1,224	1,661	—	—	—	—	1,224	1,661	—	2,885	295	2004	8/8/2018	7 - 45
CHILI	Portland, TX	1,537	2,089	—	—	—	—	1,537	2,089	—	3,626	329	2005	8/8/2018	10 - 45
CHILI	Plainview, TX	657	1,302	—	—	—	—	657	1,302	—	1,959	215	2005	8/8/2018	5 - 45
CHILI	Pinellas Park, FL	2,857	2,352	—	—	—	—	2,857	2,352	—	5,209	337	2005	8/8/2018	10 - 50
CHILI	Conyers, GA	1,049	2,168	—	—	—	—	1,049	2,168	—	3,217	332	2000	8/8/2018	7 - 45
CHILI	Eagle Pass, TX	1,338	1,859	—	—	—	—	1,338	1,859	—	3,197	313	2007	8/8/2018	5 - 45
CHILI	Enid, OK	1,712	2,805	—	—	—	—	1,712	2,805	—	4,517	416	1996	9/14/2018	10 - 45
CHILI	Lawton, OK	1,072	1,197	—	—	—	—	1,072	1,197	—	2,269	219	1999	9/14/2018	3 - 36
CHILI	Austin, TX	988	1,330	—	—	—	—	988	1,330	—	2,318	189	2003	9/14/2018	1 - 41
CHILI	Greenville, TX	1,495	1,431	—	—	—	—	1,495	1,431	—	2,926	243	2002	9/28/2018	10 - 45
CHILI	Arcadia, FL	1,575	1,408	—	—	—	—	1,575	1,408	—	2,983	251	2005	9/28/2018	5 - 45
CHILI	Aurora, CO	649	1,534	—	—	—	—	649	1,534	—	2,183	257	1990	10/23/2018	5 - 40
CHILI	Coralville, IA	1,628	—	—	—	—	—	1,628	—	—	1,628	—	1998	12/26/2019	—
CHILI	Alamosa, CO	1,992	1,206	—	—	—	—	1,992	1,206	—	3,198	182	2007	12/27/2019	10 - 35
CHILI	Pueblo, CO	800	1,694	—	—	—	—	800	1,694	—	2,494	273	2005	12/27/2019	10 - 35
CHILI	Lafayette, LA	3,183	1,579	—	—	—	—	3,183	1,579	—	4,762	243	2005	12/27/2019	10 - 35
CHILI	Southaven, MS	2,332	1,770	—	—	—	—	2,332	1,770	—	4,102	260	2000	12/27/2019	10 - 35
CHILI	Shawnee, OK	2,077	1,370	—	—	—	—	2,077	1,370	—	3,447	202	2001	12/27/2019	10 - 35
CHILI	Harlingen, TX	3,054	1,630	—	—	—	—	3,054	1,630	—	4,684	264	1998	12/27/2019	10 - 35
CHILI	Seguin, TX	2,350	1,778	—	—	—	—	2,350	1,778	—	4,128	261	2004	12/27/2019	10 - 35
CHILI	Carmel, IN	1,273	—	—	—	—	—	1,273	—	—	1,273	—	1993	2/13/2020	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
CHILI	Kokomo, IN	858	—	—	—	—	—	858	—	—	858	—	1999	2/13/2020	—
CHILI	Aiken, SC	1,407	1,565	—	—	—	—	1,407	1,565	—	2,972	167	2001	12/31/2020	13 - 38
CHILI	Brunswick, GA	293	717	—	—	—	—	293	717	—	1,010	114	1998	1/29/2021	10 - 30
CHILI	Hinesville, GA	2,406	883	—	—	—	—	2,406	883	—	3,289	88	2006	3/1/2021	10 - 40
CHILI	Pittsfield, MA	1,717	—	—	—	—	—	1,717	—	—	1,717	—	2018	4/1/2021	—
CHILI	Linthicum, MD	2,341	1,868	—	—	—	—	2,341	1,868	—	4,209	133	2009	9/2/2021	10 - 40
CHILI	Salisbury, MD	1,467	1,279	—	—	—	—	1,467	1,279	—	2,746	132	2003	9/2/2021	7 - 33
CHILI	Kansas City, MO	1,663	1,644	—	—	—	—	1,663	1,644	—	3,307	140	1997	10/15/2021	10 - 35
CHILI	Rochester, NY	322	1,441	—	—	—	—	322	1,441	—	1,763	142	1992	6/10/2021	10 - 35
CHILI	Gainesville, TX	1,230	1,363	—	—	—	—	1,230	1,363	—	2,593	146	2003	6/16/2021	10 - 40
CHILI	Midlothian, VA	663	1,281	—	—	—	—	663	1,281	—	1,944	130	2005	3/26/2021	10 - 40
CHILI	Culpeper, VA	2,781	1,427	—	—	—	—	2,781	1,427	—	4,208	136	2005	9/2/2021	10 - 33
CHILI	Lynchburg, VA	1,924	1,776	—	—	—	—	1,924	1,776	—	3,700	137	2016	9/2/2021	10 - 40
CHILI	Chester, VA	1,382	1,860	—	—	—	—	1,382	1,860	—	3,242	159	2016	9/2/2021	10 - 40
CHILI	Sterling, VA	1,295	1,687	—	—	—	—	1,295	1,687	—	2,982	138	2004	9/2/2021	10 - 37
CHILI	Littleton, CO	3,323	—	—	—	—	—	3,323	—	—	3,323	—	1985	2/25/2022	—
CHILI	St. Petersburg, FL	2,515	—	—	—	—	—	2,515	—	—	2,515	—	2018	11/22/2022	—
CHILI	Sumter, SC	2,016	1,193	—	—	—	—	2,016	1,193	—	3,209	93	2004	2/25/2022	10 - 35
CHILI	Auburn, NY	904	—	—	—	—	—	904	—	—	904	—	2006	3/23/2023	—
CHILI	Staunton, VA	1,564	1,490	—	—	—	—	1,564	1,490	—	3,054	49	2004	5/12/2023	10 - 30
CHIP	Florence, SC	758	402	—	—	—	—	758	402	—	1,160	82	2013	3/3/2020	10 - 25
CIRCK	Pawleys Island, SC	1,555	—	—	—	—	—	1,555	—	—	1,555	—	2003	12/23/2020	—
CIRCK	Homer Glen, IL	1,428	776	—	—	—	—	1,428	776	—	2,204	66	1998	6/29/2021	10 - 40
CIRCK	Urbana, IL	1,957	1,014	—	—	—	—	1,957	1,014	—	2,971	93	2005	12/23/2021	10 - 35
CIRCK	Aurora, IL	3,624	—	—	—	—	—	3,624	—	—	3,624	—	2006	9/15/2022	—
CITI	Bloomingdale, IL	1,328	—	—	—	—	—	1,328	—	—	1,328	—	1991	10/18/2019	—
COHWK	Gurnee, IL	6,149	—	—	—	—	—	6,149	—	—	6,149	—	2022	12/19/2022	—
COHWK	Bloomingdale, IL	3,383	—	—	—	—	—	3,383	—	—	3,383	—	1997	4/11/2023	—
COLUM	Columbia, MO	1,006	—	—	—	—	—	1,006	—	—	1,006	—	1998	2/21/2020	—
COVEH	Lubbock, TX	4,619	3,331	—	—	—	—	4,619	3,331	—	7,950	43	2016	7/21/2023	10 - 35
CRLJR	Logan, UT	848	—	—	—	—	—	848	—	—	848	—	1997	6/7/2019	—
DAVTA	Eau Claire, WI	201	791	—	—	—	—	201	791	—	992	115	1996	6/10/2021	7 - 27
DAVTA	Kansas City, KS	672	1,408	—	—	—	—	672	1,408	—	2,080	97	1999	6/24/2022	10 - 25
DENNY	Amherst, OH	460	998	—	—	—	—	460	998	—	1,458	251	1971	11/9/2016	10 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
DTIRE	Coralville, IA	2,142	—	—	—	—	—	2,142	—	—	2,142	—	1998	12/26/2019	—
DUNKN	Vidalia, GA	364	1,232	—	—	—	—	364	1,232	—	1,596	221	2007	12/15/2016	10 - 50
DUTCH	Wheat Ridge, CO	453	467	—	(127)	—	—	326	467	—	793	139	1978	11/9/2016	5 - 40
EXOIL	Columbus, MS	1,294	765	—	—	—	—	1,294	765	—	2,059	55	2001	12/22/2021	10 - 37
EXOIL	Starkville, MS	1,421	879	—	—	—	—	1,421	879	—	2,300	60	1996	12/22/2021	10 - 35
EXOIL	Columbus, MS	861	564	—	—	—	—	861	564	—	1,425	44	1970	3/30/2022	10 - 35
FASTP	Brazil, IN	996	1,290	—	—	—	—	996	1,290	—	2,286	21	2022	5/17/2023	10 - 40
FASTP	Marrero, LA	1,179	1,008	—	—	—	—	1,179	1,008	—	2,187	22	2023	5/17/2023	10 - 40
FASTP	Watson, LA	710	1,233	—	—	—	—	710	1,233	—	1,943	23	2022	6/14/2023	10 - 45
FASTP	Baton Rouge, LA	692	1,409	—	—	—	—	692	1,409	—	2,101	23	2022	7/11/2023	10 - 40
FAZOL	Lafayette, IN	244	522	—	—	—	—	244	522	—	766	140	1996	11/9/2016	5 - 40
FEDEX	Oklahoma City, OK	862	—	—	—	—	—	862	—	—	862	—	1999	2/21/2020	—
FMBNK	East Moline, IL	717	919	—	—	—	—	717	919	—	1,636	73	1979	12/20/2021	5 - 35
FMBNK	Sandwich, IL	387	992	—	—	—	—	387	992	—	1,379	60	2012	12/20/2021	6 - 41
FMBNK	Johnsburg, IL	1,216	827	—	—	—	—	1,216	827	—	2,043	103	1988	12/20/2021	5 - 35
FRES	Ft. Wayne, IN	974	1,450	—	—	—	—	974	1,450	—	2,424	169	2001	3/26/2021	10 - 30
FRES	Shreveport, LA	1,043	1,898	—	—	6	—	1,043	1,904	—	2,947	171	2008	9/3/2021	10 - 35
FRES	Baton Rouge, LA	579	1,305	—	—	—	—	579	1,305	—	1,884	70	2001	3/31/2022	10 - 40
FRES	Baton Rouge, LA	482	1,201	—	—	89	—	482	1,290	—	1,772	75	2005	3/31/2022	10 - 40
FRES	Denham Springs, LA	998	1,272	—	—	—	—	998	1,272	—	2,270	82	2007	3/31/2022	10 - 40
FRES	Plaquemine, LA	520	1,047	—	—	—	—	520	1,047	—	1,567	57	1998	3/31/2022	10 - 40
FRES	Praireville, LA	525	965	—	—	—	—	525	965	—	1,490	57	2000	3/31/2022	5 - 40
FRES	Davison, MI	784	1,841	—	—	—	—	784	1,841	—	2,625	115	2000	3/21/2022	10 - 35
FRES	Raleigh, NC	1,309	1,953	—	—	37	—	1,309	1,990	—	3,299	115	2004	4/20/2022	10 - 35
FRES	Decatur, GA	336	2,024	—	—	—	—	336	2,024	—	2,360	41	1998	6/6/2023	10 - 35
FRSTN	Hagerstown, MD	994	—	—	—	—	—	994	—	—	994	—	2007	6/23/2020	—
FRSTN	Carpentersville, IL	2,118	1,407	—	—	—	—	2,118	1,407	—	3,525	116	2010	9/7/2021	10 - 35
FRSTN	St. Louis, MO	2,117	1,166	—	—	—	—	2,117	1,166	—	3,283	119	2011	2/23/2021	10 - 40
FRSTN	Aurora, IL	2,404	—	—	—	—	—	2,404	—	—	2,404	—	2007	9/15/2022	—
FRSTN	Arnold, MO	425	1,141	—	—	—	—	425	1,141	—	1,566	50	1998	11/22/2022	10 - 30
FRSTN	D’Iberville, MS	773	946	—	—	—	—	773	946	—	1,719	87	2003	5/7/2021	10 - 38
GERCO	Milwaukee, WI	202	1,392	—	—	—	—	202	1,392	—	1,594	131	1953	8/18/2021	10 - 30
GERCO	Dallas, TX	963	1,642	—	—	—	—	963	1,642	—	2,605	55	1978	12/20/2022	10 - 35
GOOD	New Orleans, LA	427	706	—	—	—	—	427	706	—	1,133	85	2004	8/17/2021	5 - 30
GOOD	Strongsville, OH	2,389	920	—	—	—	—	2,389	920	—	3,309	97	2015	1/28/2021	10 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
HARDE	Baxley, GA	644	1,258	—	—	—	—	644	1,258	—	1,902	345	1983	12/15/2016	10 - 40
HARDE	Hazlehurst, GA	461	1,516	—	—	—	—	461	1,516	—	1,977	266	2013	12/15/2016	12 - 52
HARDE	Sioux City, IA	901	—	—	—	—	—	901	—	—	901	—	1979	6/28/2019	—
HBANK	Traverse City, MI	805	—	—	—	—	—	805	—	—	805	—	1992	2/21/2020	—
HCAER	Texas City, TX	2,010	2,168	—	—	—	—	2,010	2,168	—	4,178	53	2015	4/20/2023	10 - 35
HKREL	El Paso, TX	3,124	—	—	—	—	—	3,124	—	—	3,124	—	2002	8/31/2022	—
HLTHY	Phoenix, AZ	410	1,256	—	—	—	—	410	1,256	—	1,666	67	1960	5/18/2022	10 - 35
HOLDY	Coralville, IA	1,318	—	—	—	—	—	1,318	—	—	1,318	—	2000	12/26/2019	—
HRTLD	Wichita, KS	1,400	1,469	—	—	—	—	1,400	1,469	—	2,869	72	2013	5/27/2022	10 - 40
HRTLD	Joplin, MO	609	1,768	—	—	—	—	609	1,768	—	2,377	34	2012	5/18/2023	10 - 35
HRTLD	Lexington, SC	912	1,086	—	—	—	—	912	1,086	—	1,998	30	2018	2/28/2023	10 - 40
IHOP	Grand Junction, CO	853	—	—	—	—	—	853	—	—	853	—	2002	1/18/2019	—
IHOP	Christiansburg, VA	739	—	—	250	—	—	989	—	—	989	—	1998	4/19/2019	—
IHOP	Spokane Valley, WA	572	660	—	—	—	—	572	660	—	1,232	153	2001	2/21/2020	8 - 25
IHOP	Florence, SC	1,106	—	—	—	—	—	1,106	—	—	1,106	—	2000	6/30/2020	—
IHOP	El Paso, TX	1,714	—	—	—	—	—	1,714	—	—	1,714	—	2002	8/31/2022	—
JARED	Hoover, AL	2,153	—	—	—	—	—	2,153	—	—	2,153	—	2013	3/30/2022	—
JKBOX	Sierra Vista, AZ	1,136	—	—	—	—	—	1,136	—	—	1,136	—	2007	12/22/2021	—
JLUBE	Carmel, IN	1,280	352	—	—	—	—	1,280	352	—	1,632	54	1993	12/31/2020	10 - 30
JLUBE	Indianapolis, IN	1,264	541	—	—	—	—	1,264	541	—	1,805	21	1992	12/20/2022	10 - 35
JLUBE	Brownsburg, IN	1,242	563	—	—	—	—	1,242	563	—	1,805	25	1995	12/20/2022	10 - 35
JLUBE	Indianapolis, IN	1,095	489	—	—	—	—	1,095	489	—	1,584	18	1987	12/20/2022	10 - 35
JLUBE	Merrillville, IN	1,017	503	—	—	—	—	1,017	503	—	1,520	18	1981	12/20/2022	10 - 35
JLUBE	South Bend, IN	928	497	—	—	—	—	928	497	—	1,425	18	2004	12/20/2022	10 - 35
JLUBE	Marshalltown, IA	1,041	453	—	—	—	—	1,041	453	—	1,494	9	1993	8/7/2023	10 - 30
KCAUT	Liberty, MO	927	1,020	—	—	—	—	927	1,020	—	1,947	66	1997	4/14/2022	10 - 35
KCAUT	Kansas City, MO	822	1,135	—	—	—	—	822	1,135	—	1,957	69	2015	4/14/2022	10 - 35
KCAUT	Independence, MO	653	821	—	—	—	—	653	821	—	1,474	46	1990	5/19/2022	10 - 35
KFC	Detroit, MI	294	916	—	—	—	—	294	916	—	1,210	175	1997	9/14/2016	5 - 43
KFC	Auburn Hills, MI	98	925	—	—	—	—	98	925	—	1,023	187	2002	9/14/2016	5 - 43
KFC	Detroit, MI	75	732	—	—	—	—	75	732	—	807	161	1984	9/14/2016	5 - 40
KFC	Detroit, MI	323	635	—	—	—	—	323	635	—	958	157	1984	9/14/2016	5 - 40
KFC	Altoona, WI	195	1,714	—	—	—	—	195	1,714	—	1,909	325	1993	11/10/2016	10 - 45
KFC	LaCrosse, WI	216	893	—	—	—	—	216	893	—	1,109	228	1979	11/10/2016	5 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
KFC	Rice Lake, WI	215	1,045	—	—	—	—	215	1,045	—	1,260	256	1991	11/10/2016	5 - 40
KFC	Chippewa Falls, WI	167	924	—	—	—	—	167	924	—	1,091	199	2003	11/10/2016	5 - 40
KFC	LaCrosse, WI	245	1,042	—	—	—	—	245	1,042	—	1,287	247	1972	11/10/2016	5 - 40
KFC	Stevens Point, WI	92	697	—	—	—	—	92	697	—	789	159	1984	11/10/2016	5 - 40
KFC	Wisconsin Rapids, WI	179	1,928	—	—	—	—	179	1,928	—	2,107	358	1991	11/10/2016	10 - 45
KFC	Wausau, WI	126	1,387	—	—	—	—	126	1,387	—	1,513	256	1979	11/10/2016	10 - 45
KFC	Escanaba, MI	143	1,362	—	—	—	—	143	1,362	—	1,505	267	1985	11/10/2016	10 - 43
KFC	Menominee, MI	93	862	—	—	—	—	93	862	—	955	208	1995	11/10/2016	10 - 40
KFC	Goshen, IN	95	1,041	—	—	—	—	95	1,041	—	1,136	234	1976	11/10/2016	5 - 40
KFC	South Bend, IN	141	868	—	—	—	—	141	868	—	1,009	216	1970	11/10/2016	5 - 40
KFC	South Bend, IN	155	774	—	—	—	—	155	774	—	929	201	1973	11/10/2016	5 - 40
KFC	Mishawaka, IN	72	1,510	—	—	—	—	72	1,510	—	1,582	265	1978	11/10/2016	10 - 45
KFC	Kokomo, IN	118	1,093	—	—	—	—	118	1,093	—	1,211	236	1994	11/10/2016	10 - 40
KFC	Kokomo, IN	141	1,798	—	—	—	—	141	1,798	—	1,939	334	1994	11/10/2016	10 - 45
KFC	Birmingham, AL	1,062	592	—	—	—	—	1,062	592	—	1,654	97	1991	12/8/2020	10 - 25
KFC	Fairfield, AL	1,006	543	—	—	—	—	1,006	543	—	1,549	93	1995	12/8/2020	10 - 22
KFC	Birmingham, AL	1,101	556	—	—	—	—	1,101	556	—	1,657	128	2002	12/8/2020	7 - 18
KFC	Hueytown, AL	719	589	—	—	—	—	719	589	—	1,308	99	1988	12/8/2020	10 - 22
KFC	Birmingham, AL	1,102	495	—	—	—	—	1,102	495	—	1,597	86	1995	12/8/2020	10 - 22
KFC	Forestdale, AL	972	544	—	—	—	—	972	544	—	1,516	98	1995	12/8/2020	10 - 20
KFC	Bessemer, AL	1,105	521	—	—	—	—	1,105	521	—	1,626	97	1994	12/8/2020	10 - 20
KFC	Gardendale, AL	926	695	—	—	—	—	926	695	—	1,621	111	1988	12/8/2020	10 - 25
KFC	Huntsville, AL	694	776	—	—	—	—	694	776	—	1,470	122	1976	12/8/2020	10 - 22
KFC	Decatur, AL	734	739	—	—	—	—	734	739	—	1,473	125	1993	12/8/2020	10 - 20
KFC	Huntsville, AL	678	762	—	—	—	—	678	762	—	1,440	117	2004	12/8/2020	10 - 25
KFC	Madison, AL	845	580	—	—	—	—	845	580	—	1,425	110	1986	12/8/2020	10 - 20
KFC	Madison, AL	966	765	—	—	—	—	966	765	—	1,731	132	1999	12/8/2020	10 - 22
KRIS	El Paso, TX	2,483	—	—	—	—	—	2,483	—	—	2,483	—	2003	8/31/2022	—
KRIS	Troy, MI	1,480	—	—	—	—	—	1,480	—	—	1,480	—	2003	12/24/2019	—
KRYST	Gardendale, AL	723	376	—	—	—	—	723	376	—	1,099	115	1976	9/27/2019	5 - 20
KRYST	Lenoir City, TN	1,124	338	—	—	—	—	1,124	338	—	1,462	103	1998	10/10/2019	5 - 20
KRYST	Pratville, AL	1,077	385	—	—	—	—	1,077	385	—	1,462	117	1998	10/11/2019	5 - 20
KUMGO	Sand Springs, OK	974	598	—	—	—	—	974	598	—	1,572	66	2001	6/4/2021	10 - 35
LONGH	Tucker, GA	1,407	923	10	—	339	214	1,407	1,262	224	2,893	1,064	1986	10/1/2007	2 - 43

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH	Snellville, GA	1,911	925	76	—	422	147	1,911	1,347	223	3,481	1,089	1992	10/1/2007	2 - 43
LONGH	Macon, GA	1,249	718	30	—	420	204	1,249	1,138	234	2,621	1,116	1992	10/1/2007	2 - 44
LONGH	Augusta, GA	1,631	845	46	—	300	103	1,631	1,145	149	2,925	981	1993	10/1/2007	2 - 42
LONGH	Ocala, FL	1,210	1,100	17	—	579	112	1,210	1,679	129	3,018	1,404	1993	10/1/2007	2 - 42
LONGH	Altamonte Springs, FL	1,649	974	22	—	450	135	1,649	1,424	157	3,230	1,038	1994	10/1/2007	2 - 44
LONGH	Florence, KY	—	741	52	1,191	347	165	1,191	1,088	217	2,496	895	1994	10/1/2007	2 - 47
LONGH	Gainesville, GA	1,537	965	19	—	348	140	1,537	1,313	159	3,009	1,029	1995	10/1/2007	2 - 43
LONGH	Peachtree City, GA	1,485	1,080	9	—	457	159	1,485	1,537	168	3,190	1,182	1995	10/1/2007	2 - 43
LONGH	Lawrenceville, GA	1,865	1,116	17	—	451	117	1,865	1,567	134	3,566	1,121	1996	10/1/2007	2 - 42
LONGH	Jensen Beach, FL	1,322	1,082	33	—	347	153	1,322	1,429	186	2,937	1,114	1996	10/1/2007	2 - 42
LONGH	Destin, FL	2,053	793	16	—	357	224	2,053	1,150	240	3,443	971	1996	10/1/2007	2 - 42
LONGH	Albany, GA	1,500	988	34	—	422	126	1,500	1,410	160	3,070	999	1997	10/1/2007	2 - 42
LONGH	Dublin, OH	1,572	1,205	18	—	510	259	1,572	1,715	277	3,564	1,258	1997	10/1/2007	2 - 42
LONGH	Columbia, SC	1,677	1,291	23	—	495	176	1,677	1,786	199	3,662	1,288	1997	10/1/2007	2 - 42
LONGH	Pineville, NC	1,262	879	11	—	495	195	1,262	1,374	206	2,842	976	1998	10/1/2007	2 - 44
LONGH	Johns Creek, GA	1,694	1,089	18	—	203	123	1,694	1,292	141	3,127	906	1998	10/1/2007	2 - 42
LONGH	Greensboro, NC	1,438	1,017	16	—	270	152	1,438	1,287	168	2,893	868	1999	10/1/2007	2 - 44
LONGH	Huntsville, AL	1,443	983	7	—	350	194	1,443	1,333	201	2,977	902	1999	10/1/2007	2 - 44
LONGH	Hickory, NC	1,333	1,029	7	—	313	166	1,333	1,342	173	2,848	873	1999	10/1/2007	2 - 44
LONGH	Tampa, FL	1,488	1,078	6	—	297	189	1,488	1,375	195	3,058	1,020	2000	10/1/2007	2 - 35
LONGH	Clarksville, TN	1,662	1,097	15	—	449	112	1,662	1,546	127	3,335	931	1999	10/1/2007	2 - 43
LONGH	Orlando, FL	1,165	749	21	—	264	137	1,165	1,013	158	2,336	765	2000	10/1/2007	2 - 35
LONGH	Concord, NH	1,329	935	7	—	359	172	1,329	1,294	179	2,802	822	2000	10/1/2007	2 - 35
LONGH	Orlando, FL	1,492	1,277	52	—	297	150	1,492	1,574	202	3,268	1,038	2000	10/1/2007	2 - 35
LONGH	Medina, OH	1,189	820	12	—	268	168	1,189	1,088	180	2,457	763	2000	10/1/2007	2 - 35
LONGH	Hoover, AL	1,401	966	17	—	350	160	1,401	1,316	177	2,894	896	2001	10/1/2007	2 - 36
LONGH	Boardman, OH	954	673	17	—	285	151	954	958	168	2,080	662	2001	10/1/2007	2 - 36
LONGH	Prattville, AL	1,481	1,016	27	—	336	134	1,481	1,352	161	2,994	904	2001	10/1/2007	2 - 36
LONGH	Bensalem, PA	1,645	600	17	—	346	160	1,645	946	177	2,768	652	2001	10/1/2007	2 - 36
LONGH	Lee’s Summit, MO	1,705	1,219	34	—	285	88	1,705	1,504	122	3,331	862	2002	10/1/2007	2 - 37
LONGH	Germantown, MD	1,439	1,069	27	—	306	138	1,439	1,375	165	2,979	881	2002	10/1/2007	2 - 37
LONGH	Independence, OH	1,241	686	26	—	231	106	1,241	917	132	2,290	588	2002	10/1/2007	2 - 37
LONGH	Hiram, GA	1,639	1,033	25	—	374	130	1,639	1,407	155	3,201	891	2002	10/1/2007	2 - 37
LONGH	Louisville, KY	1,405	980	18	—	238	113	1,405	1,218	131	2,754	744	2002	10/1/2007	2 - 37

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH	Bowie, MD	1,871	1,230	21	—	257	147	1,871	1,487	168	3,526	917	2002	10/1/2007	2 - 37
LONGH	Waldorf, MD	1,929	1,167	26	—	245	162	1,929	1,412	188	3,529	894	2002	10/1/2007	2 - 37
LONGH	West Palm Beach, FL	1,781	1,228	27	—	297	132	1,781	1,525	159	3,465	931	2002	10/1/2007	2 - 37
LONGH	Columbia, MD	1,918	1,439	40	—	268	161	1,918	1,707	201	3,826	1,022	2003	10/1/2007	2 - 38
LONGH	East Point, GA	1,052	1,232	21	—	291	143	1,052	1,523	164	2,739	938	2003	10/1/2007	2 - 38
LONGH	Lexington, KY	1,251	874	16	—	238	162	1,251	1,112	178	2,541	725	2003	10/1/2007	2 - 42
LONGH	Winter Haven, FL	1,285	1,149	39	—	276	124	1,285	1,425	163	2,873	885	2003	10/1/2007	2 - 38
LONGH	Jacksonville, FL	795	1,302	32	—	210	128	795	1,512	160	2,467	902	2003	10/1/2007	2 - 38
LONGH	Daphne, AL	1,130	757	30	—	308	111	1,130	1,065	141	2,336	722	2003	10/1/2007	2 - 38
LONGH	Anderson, SC	1,445	990	41	—	240	111	1,445	1,230	152	2,827	753	2004	10/1/2007	2 - 39
LONGH	Palm Harbor, FL	1,406	917	32	—	263	93	1,406	1,180	125	2,711	760	2004	10/1/2007	2 - 39
LONGH	West Chester, OH	1,371	927	31	—	248	79	1,371	1,175	110	2,656	729	2004	10/1/2007	2 - 39
LONGH	Jefferson City, MO	1,342	875	60	—	196	68	1,342	1,071	128	2,541	666	2004	10/1/2007	2 - 39
LONGH	Chantilly, VA	1,568	882	50	—	262	66	1,568	1,144	116	2,828	674	2004	10/1/2007	2 - 39
LONGH	Dawsonville, GA	1,084	1,321	51	—	188	100	1,084	1,509	151	2,744	888	2004	10/1/2007	2 - 39
LONGH	Opelika, AL	1,427	1,244	36	—	202	58	1,427	1,446	94	2,967	836	2004	10/1/2007	2 - 39
LONGH	Indianapolis, IN	1,298	854	55	—	211	51	1,298	1,065	106	2,469	652	2005	10/1/2007	2 - 40
LONGH	Grove City, OH	1,566	1,067	53	—	191	61	1,566	1,258	114	2,938	741	2005	10/1/2007	2 - 40
LONGH	Springfield, IL	1,573	1,451	65	—	182	79	1,573	1,633	144	3,350	954	2005	10/1/2007	2 - 40
LONGH	Covington, GA	887	1,212	70	—	45	49	887	1,257	119	2,263	728	2005	10/1/2007	2 - 40
LONGH	West Homestead, PA	1,418	947	79	—	33	91	1,418	980	170	2,568	633	2005	10/1/2007	2 - 40
LONGH	Carrollton, GA	1,192	1,227	75	—	15	49	1,192	1,242	124	2,558	734	2005	10/1/2007	2 - 40
LONGH	Tarentum, PA	1,414	931	91	—	84	46	1,414	1,015	137	2,566	628	2005	10/1/2007	2 - 40
LONGH	Commerce, GA	647	1,476	60	—	57	89	647	1,533	149	2,329	840	2006	10/1/2007	2 - 41
LONGH	East Ellijay, GA	1,126	1,272	70	—	21	82	1,126	1,293	152	2,571	765	2006	10/1/2007	2 - 41
LONGH	Acworth, GA	1,941	1,255	70	—	23	82	1,941	1,278	152	3,371	748	2006	10/1/2007	2 - 41
LONGH	Peoria, IL	1,299	848	81	—	143	46	1,299	991	127	2,417	629	2006	10/1/2007	2 - 41
LONGH	Hixson, TN	1,676	1,263	84	—	40	44	1,676	1,303	128	3,107	744	2006	10/1/2007	2 - 41
LONGH	Fredericksburg, VA	1,734	1,174	89	—	42	35	1,734	1,216	124	3,074	753	2006	10/1/2007	2 - 41
LONGH	Morgantown, WV	1,223	812	89	—	27	44	1,223	839	133	2,195	569	2006	10/1/2007	2 - 41
LONGH	Florence, SC	1,628	1,352	90	—	28	35	1,628	1,380	125	3,133	750	2006	10/1/2007	2 - 41
LONGH	Portage, IN	901	1,652	105	—	59	26	901	1,711	131	2,743	916	2006	10/1/2007	2 - 41

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH	Macon, GA	1,052	1,840	97	—	135	38	1,052	1,975	135	3,162	1,085	2007	10/1/2007	2 - 42
LONGH	Panama City Beach, FL	1,379	1,736	99	—	47	95	1,379	1,783	194	3,356	1,048	2007	10/1/2007	2 - 42
LONGH	LaGrange, GA	979	1,527	111	—	36	52	979	1,563	163	2,705	911	2007	10/1/2007	2 - 42
LONGH	Calhoun, GA	765	1,760	109	—	(4)	36	765	1,756	145	2,666	983	2007	10/1/2007	2 - 42
LONGH	Dublin, GA	389	1,910	140	—	27	23	389	1,937	163	2,489	1,002	2008	1/14/2008	2 - 43
LONGH	Monroe, GA	966	1,549	164	—	30	13	966	1,579	177	2,722	852	2008	4/28/2008	2 - 43
LONGH	Denham Springs, LA	1,306	2,049	283	—	35	12	1,306	2,084	295	3,685	1,310	2008	8/25/2008	2 - 43
LONGH	Cornelia, GA	106	1,542	281	283	52	8	389	1,594	289	2,272	1,016	2008	12/1/2008	2 - 43
LONGH	Richmond, VA	1,442	1,758	207	—	24	14	1,442	1,782	221	3,445	1,004	2009	2/23/2009	2 - 44
LONGH	San Antonio, TX	907	1,504	—	—	713	601	907	2,217	601	3,725	1,484	2010	1/18/2010	2 - 40
LONGH	Orlando, FL	1,406	1,701	253	—	23	6	1,406	1,724	259	3,389	912	2010	3/8/2010	2 - 45
LONGH	Thomasville, GA	730	1,688	229	—	19	5	730	1,707	234	2,671	937	2010	4/19/2010	2 - 45
LONGH	San Antonio, TX	947	1,436	—	—	444	984	947	1,880	984	3,811	1,415	2010	5/10/2010	2 - 40
LONGH	San Antonio, TX	1,206	1,583	—	—	245	619	1,206	1,828	619	3,653	1,348	2010	7/5/2010	2 - 40
LONGH	Jackson, TN	1,398	1,257	204	—	16	8	1,398	1,273	212	2,883	715	2010	7/19/2010	2 - 45
LONGH	Conyers, GA	589	1,797	198	—	30	21	589	1,827	219	2,635	946	2010	8/2/2010	2 - 45
LONGH	San Antonio, TX	—	1,382	735	1,990	249	(84)	1,990	1,631	651	4,272	1,324	2010	10/11/2010	2 - 40
LONGH	Fort Smith, AR	953	1,610	252	—	23	10	953	1,633	262	2,848	891	2010	11/1/2010	2 - 45
LONGH	Whitehall, PA	1,307	1,901	270	—	24	7	1,307	1,925	277	3,509	1,001	2010	12/6/2010	2 - 45
LONGH	New Braunfels, TX	—	1,330	681	—	146	(156)	—	1,476	525	2,001	1,171	2011	1/24/2011	2 - 40
LONGH	McAllen, TX	1,128	1,600	284	—	13	13	1,128	1,613	297	3,038	866	2011	3/28/2011	2 - 46
LONGH	Kingsland, GA	849	1,564	236	—	13	5	849	1,577	241	2,667	794	2011	4/25/2011	2 - 46
LONGH	Jonesboro, AR	902	1,704	234	—	15	1	902	1,719	235	2,856	864	2011	4/25/2011	2 - 46
LONGH	Hanover, MD	1,437	2,258	252	—	45	2	1,437	2,303	254	3,994	1,040	2011	5/16/2011	2 - 46
LONGH	Council Bluffs, IA	869	1,827	236	—	31	7	869	1,858	243	2,970	907	2011	5/31/2011	2 - 46
LONGH	San Antonio, TX	—	278	383	—	(276)	(256)	—	2	127	129	93	2011	6/20/2011	2 - 40
LONGH	Tupelo, MS	771	1,717	236	—	13	1	771	1,730	237	2,738	805	2011	8/29/2011	2 - 46
LONGH	Champaign, IL	1,499	1,725	267	—	4	3	1,499	1,729	270	3,498	843	2011	10/10/2011	2 - 46
LONGH	Rapid City, SD	965	1,869	252	—	2	3	965	1,871	255	3,091	925	2011	10/10/2011	2 - 46
LONGH	West Melbourne, FL	1,144	1,858	266	—	4	3	1,144	1,862	269	3,275	897	2011	11/21/2011	2 - 46
LONGH	Flowood, MS	1,088	1,803	327	34	—	2	1,122	1,803	329	3,254	930	2012	2/6/2012	2 - 47
LONGH	McAllen, TX	1,339	1,775	319	—	3	12	1,339	1,778	331	3,448	900	2012	2/27/2012	2 - 47
LONGH	Deptford, NJ	1,799	1,694	287	—	3	(2)	1,799	1,697	285	3,781	819	2012	3/26/2012	2 - 47

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH	Athens, GA	970	1,744	289	—	35	13	970	1,779	302	3,051	810	2012	10/29/2012	2 - 47
LONGH	Morehead City, NC	975	1,941	340	—	2	1	975	1,943	341	3,259	877	2013	1/14/2013	2 - 48
LONGH	Columbus, MS	1,155	1,993	256	—	4	4	1,155	1,997	260	3,412	804	2013	2/18/2013	2 - 48
LONGH	Sandusky, OH	1,081	2,027	263	—	—	2	1,081	2,027	265	3,373	823	2013	4/22/2013	2 - 48
LONGH	Coralville, IA	953	2,135	288	—	—	(3)	953	2,135	285	3,373	874	2013	5/13/2013	2 - 48
LONGH	Cleveland, TN	1,054	1,776	337	—	—	1	1,054	1,776	338	3,168	793	2013	5/13/2013	2 - 48
LONGH	Cincinnati, OH	1,205	1,758	291	—	—	3	1,205	1,758	294	3,257	744	2013	8/26/2013	2 - 48
LONGH	Minot, ND	887	2,230	314	—	15	17	887	2,245	331	3,463	893	2013	9/23/2013	2 - 48
LONGH	Bethlehem, GA	936	1,684	286	—	—	—	936	1,684	286	2,906	675	2014	1/20/2014	2 - 49
LONGH	Wilkes Barre, PA	859	2,227	278	—	6	—	859	2,233	278	3,370	824	2014	1/27/2014	2 - 49
LONGH	Columbia, SC	1,407	—	—	—	—	—	1,407	—	—	1,407	—	1997	12/7/2017	—
LONGH	Gadsden, AL	1,580	—	—	—	—	—	1,580	—	—	1,580	—	2018	4/19/2019	—
LONGH	Salisbury, MD	1,514	—	—	—	—	—	1,514	—	—	1,514	—	2011	10/21/2019	—
LONGH	Watertown, NY	1,437	—	—	—	—	—	1,437	—	—	1,437	—	2015	12/6/2019	—
LONGH	Orlando, FL	1,846	—	—	—	—	—	1,846	—	—	1,846	—	2018	6/30/2020	—
LONGH	St. Petersburg, FL	1,235	—	—	—	—	—	1,235	—	—	1,235	—	2018	6/30/2020	—
LONGH	Lansing, MI	882	—	—	—	—	—	882	—	—	882	—	2013	2/26/2020	—
LONGH	Oklahoma City, OK	1,716	—	—	—	—	—	1,716	—	—	1,716	—	2004	7/6/2020	—
LONGH	Norman, OK	1,971	—	—	—	—	—	1,971	—	—	1,971	—	2018	12/21/2020	—
LONGH	Jacksonville, FL	1,960	1,308	—	—	—	—	1,960	1,308	—	3,268	178	1986	9/22/2020	10 - 30
LONGH	Live Oak, TX	2,400	864	20	5	1,334	779	2,405	2,198	799	5,402	788	2021	7/31/2020	3 - 36
LTGNL	Summerville, WV	757	862	—	—	—	—	757	862	—	1,619	86	1996	12/15/2021	5 - 35
MAVIS	Camp Hill, PA	1,148	—	—	—	—	—	1,148	—	—	1,148	—	2019	12/30/2019	—
MAVIS	West Bend, WI	704	892	—	—	—	—	704	892	—	1,596	71	2001	6/29/2021	10 - 35
MAVIS	Wheaton, IL	1,382	1,264	—	—	—	—	1,382	1,264	—	2,646	71	1948	4/11/2022	10 - 35
MCDC	Altamonte Springs, FL	1,489	—	—	—	—	—	1,489	—	—	1,489	—	1991	1/12/2018	—
MCDC	Kokomo, IN	1,671	—	—	—	—	—	1,671	—	—	1,671	—	2016	6/29/2018	—
MCDC	Grand Junction, CO	1,163	—	—	—	—	—	1,163	—	—	1,163	—	1985	1/18/2019	—
MDELI	Columbia, SC	996	1,546	—	—	—	—	996	1,546	—	2,542	36	1997	5/19/2023	10 - 30
MDELI	Andrews, TX	283	1,772	—	—	—	—	283	1,772	—	2,055	277	2014	1/27/2017	14 - 54
MDELI	San Angelo, TX	248	1,913	—	—	—	—	248	1,913	—	2,161	281	2014	1/27/2017	14 - 54
MDELI	Shavano Park, TX	486	1,915	—	—	—	—	486	1,915	—	2,401	342	2014	2/16/2017	14 - 54

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
MDELI	New Braunfels, TX	472	1,932	—	—	—	—	472	1,932	—	2,404	336	2017	3/16/2017	14 - 54
MIDOR	Wauwatosa, WI	649	3,203	—	—	—	—	649	3,203	—	3,852	73	1974	4/10/2023	10 - 35
MILLR	Hyattsville, MD	3,609	—	—	—	—	—	3,609	—	—	3,609	—	2019	9/15/2022	—
MOBET	Olathe, KS	1,328	757	—	—	—	—	1,328	757	—	2,085	18	1995	6/22/2023	10 - 25
MOBET	Lee’s Summit, MO	460	1,362	—	—	—	—	460	1,362	—	1,822	27	2023	6/22/2023	10 - 30
MOBET	Midwest City, OK	764	1,302	—	—	—	—	764	1,302	—	2,066	26	2022	6/22/2023	10 - 30
MONRO	Rochester, NY	146	557	—	—	—	—	146	557	—	703	70	1995	6/10/2021	10 - 25
MPEDC	Germantown, TN	1,163	1,913	—	—	—	—	1,163	1,913	—	3,076	48	2004	3/27/2023	10 - 35
MRTIR	Owning Mills, MD	507	656	—	—	—	—	507	656	—	1,163	54	1971	12/29/2021	10 - 35
MRTIR	Baltimore, MD	192	405	—	—	—	—	192	405	—	597	25	1972	12/29/2021	10 - 35
MRTIR	Pikesville, MD	297	335	—	—	—	—	297	335	—	632	23	1964	12/29/2021	10 - 35
MRTIR	Absecon, NJ	380	770	—	—	—	—	380	770	—	1,150	53	1961	8/12/2022	10 - 25
NAPA	Des Moines, IA	199	802	—	—	—	—	199	802	—	1,001	86	1970	9/21/2021	5 - 30
NAPA	Anchorage, AK	617	693	—	—	—	—	617	693	—	1,310	73	1999	5/27/2022	5 - 20
NAPA	Cabot, AR	434	759	—	—	—	—	434	759	—	1,193	39	2006	5/27/2022	10 - 40
NAPA	Middleburg, FL	849	730	—	—	—	—	849	730	—	1,579	45	2006	5/27/2022	10 - 35
NAPA	Dade City, FL	710	1,031	—	—	—	—	710	1,031	—	1,741	57	2006	5/27/2022	10 - 35
NAPA	Douglasville, GA	1,196	1,519	—	—	—	—	1,196	1,519	—	2,715	83	1999	5/27/2022	10 - 35
NAPA	Duluth, GA	682	1,259	—	—	—	—	682	1,259	—	1,941	63	2007	5/27/2022	10 - 40
NAPA	Olathe, KS	535	795	—	—	—	—	535	795	—	1,330	38	1995	10/19/2022	10 - 30
NAPA	Plymouth, MI	75	689	—	—	10	7	75	699	7	781	31	1945	10/17/2022	5 - 30
NAPA	Olive Branch, MS	686	807	—	—	—	—	686	807	—	1,493	49	2003	5/27/2022	10 - 35
NAPA	High Point, NC	777	973	—	—	—	—	777	973	—	1,750	57	1999	5/27/2022	10 - 35
NAPA	Bellevue, NE	785	741	—	—	—	—	785	741	—	1,526	68	1998	5/27/2022	3 - 26
NAPA	Albuquerque, NM	515	982	—	—	—	—	515	982	—	1,497	49	2006	5/27/2022	10 - 40
NAPA	Columbus, OH	754	773	—	—	—	—	754	773	—	1,527	54	2000	5/27/2022	10 - 30
NAPA	Newport News, VA	792	791	—	—	—	—	792	791	—	1,583	49	2006	5/27/2022	10 - 35
NAPA	Indianapolis, IN	221	657	—	—	—	—	221	657	—	878	25	1999	3/3/2023	10 - 30
NAPA	Omaha, NE	587	606	—	—	—	—	587	606	—	1,193	17	1998	4/28/2023	10 - 30
NTB	Denham Springs, LA	488	940	—	—	—	—	488	940	—	1,428	71	2004	8/17/2021	10 - 37
NTB	Waldorf, MD	1,522	—	—	—	—	—	1,522	—	—	1,522	—	1990	12/16/2021	—
NTB	Ocean Springs, MS	740	838	—	—	—	—	740	838	—	1,578	83	2003	5/7/2021	10 - 35
NTB	Gulfport, MS	892	946	—	—	—	—	892	946	—	1,838	83	2003	5/7/2021	10 - 40
NTB	Macedonia, OH	1,125	946	—	—	—	—	1,125	946	—	2,071	100	2004	5/7/2021	5 - 35
NTB	Stow, OH	905	987	—	—	—	—	905	987	—	1,892	82	2004	5/7/2021	10 - 40
NTB	Wadsworth, OH	882	941	—	—	—	—	882	941	—	1,823	78	2004	5/7/2021	10 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
NTB	Jacksonville, NC	586	351	—	—	—	—	586	351	—	937	47	1986	8/30/2022	10
NTB	Jacksonville, NC	636	1,071	—	—	—	—	636	1,071	—	1,707	69	1996	8/30/2022	10 - 25
NVA	Big Lake, AK	255	461	—	—	—	—	255	461	—	716	17	2007	5/15/2023	10 - 20
NVA	Monroeville, PA	1,265	5,799	—	—	—	—	1,265	5,799	—	7,064	105	2021	6/26/2023	10 - 30
NVA	Silverdale, WA	356	1,104	—	—	—	—	356	1,104	—	1,460	28	1996	5/31/2023	10 - 25
OAKST	Oklahoma City, OK	755	902	—	—	—	—	755	902	—	1,657	94	1999	10/13/2021	5 - 35
OAKST	Little Rock, AR	510	1,644	—	—	—	—	510	1,644	—	2,154	15	2023	10/12/2023	10 - 30
OAKST	Oak Park, IL	615	3,118	—	—	—	—	615	3,118	—	3,733	39	1914	6/20/2023	10 - 40
OAKST	Waukegan, IL	1,609	3,388	—	—	—	—	1,609	3,388	—	4,997	51	1950	6/20/2023	10 - 35
OAKST	Blue Island, IL	718	2,691	—	—	—	—	718	2,691	—	3,409	40	1962	6/20/2023	10 - 35
OAKST	Chicago, IL	1,428	4,145	—	—	—	—	1,428	4,145	—	5,573	54	1910	6/20/2023	10 - 40
OAKST	Hammond, IN	480	3,669	—	—	—	—	480	3,669	—	4,149	55	1929	6/20/2023	10 - 35
OLVGR	Greenwood, IN	400	749	1	—	1,883	625	400	2,632	626	3,658	2,394	1985	7/15/1985	2 - 49
OLVGR	Indianapolis, IN	333	755	15	—	1,839	541	333	2,594	556	3,483	2,207	1985	7/15/1985	2 - 49
OLVGR	Kissimmee, FL	400	710	2	—	1,803	615	400	2,513	617	3,530	2,541	1985	8/5/1985	2 - 42
OLVGR	Huntsville, AL	317	719	1	—	1,092	338	317	1,811	339	2,467	1,800	1986	3/3/1986	2 - 36
OLVGR	Las Vegas, NV	597	557	12	—	1,108	316	597	1,665	328	2,590	1,762	1986	3/31/1986	2 - 42
OLVGR	Ocala, FL	470	416	11	—	2,112	383	470	2,528	394	3,392	2,185	1986	7/14/1986	2 - 48
OLVGR	Granger, IN	220	650	15	—	1,309	348	220	1,959	363	2,542	2,061	1986	9/8/1986	2 - 42
OLVGR	Toledo, OH	275	343	6	—	1,146	244	275	1,489	250	2,014	1,592	1986	9/15/1986	2 - 35
OLVGR	Bradenton, FL	207	837	4	—	1,779	602	207	2,616	606	3,429	2,388	1986	11/3/1986	2 - 48
OLVGR	Clearwater, FL	717	593	17	—	1,521	446	717	2,114	463	3,294	2,045	1986	12/2/1986	2 - 47
OLVGR	North Richland Hills, TX	468	1,187	19	—	1,414	342	468	2,601	361	3,430	2,507	1986	12/15/1986	2 - 42
OLVGR	Austin, TX	492	1,183	6	—	1,690	440	492	2,873	446	3,811	2,729	1987	1/12/1987	2 - 46
OLVGR	Morrow, GA	446	813	10	—	1,448	423	446	2,261	433	3,140	2,305	1987	3/23/1987	2 - 42
OLVGR	Mobile, AL	698	872	31	—	1,209	479	698	2,081	510	3,289	2,084	1987	5/18/1987	2 - 42
OLVGR	Fort Worth, TX	654	626	29	—	1,273	403	654	1,899	432	2,985	1,920	1987	5/25/1987	2 - 46
OLVGR	Fort Myers, FL	289	1,124	14	—	1,786	550	289	2,910	564	3,763	2,617	1987	5/25/1987	2 - 48
OLVGR	Bakersfield, CA	529	861	54	—	1,294	264	529	2,155	318	3,002	2,133	1987	5/25/1987	2 - 36
OLVGR	Tulsa, OK	702	637	23	—	1,137	291	702	1,774	314	2,790	1,760	1987	6/22/1987	2 - 42
OLVGR	Mesquite, TX	721	772	10	238	1,650	435	959	2,422	445	3,826	2,253	1987	7/20/1987	2 - 46
OLVGR	Indianapolis, IN	526	82	2	—	2,534	406	526	2,616	408	3,550	1,984	1987	7/20/1987	2 - 49
OLVGR	Canton, OH	275	834	8	—	829	426	275	1,663	434	2,372	1,815	1987	9/21/1987	2 - 40
OLVGR	Duluth, GA	675	906	18	351	1,247	313	1,026	2,153	331	3,510	2,116	1987	11/2/1987	2 - 42

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Reno, NV	—	639	29	1,215	1,581	560	1,215	2,220	589	4,024	2,514	1988	1/18/1988	2 - 35
OLVGR	Orlando, FL	—	894	6	1,585	1,792	614	1,585	2,686	620	4,891	2,740	1988	2/1/1988	2 - 42
OLVGR	Middleburg Heights, OH	555	882	18	—	1,285	400	555	2,167	418	3,140	2,239	1988	3/7/1988	2 - 42
OLVGR	Knoxville, TN	375	1,397	33	—	700	220	375	2,097	253	2,725	2,073	1988	3/14/1988	2 - 40
OLVGR	Fairfield, OH	325	1,230	15	—	1,303	276	325	2,533	291	3,149	2,393	1988	3/21/1988	2 - 46
OLVGR	Akron, OH	577	1,048	6	—	879	281	577	1,927	287	2,791	1,860	1988	4/4/1988	2 - 40
OLVGR	Fairview Heights, IL	735	1,162	19	—	1,163	518	735	2,325	537	3,597	2,474	1988	5/9/1988	2 - 35
OLVGR	Grand Rapids, MI	—	959	14	749	753	288	749	1,712	302	2,763	1,796	1988	5/9/1988	2 - 35
OLVGR	Toledo, OH	2	891	38	652	726	201	654	1,617	239	2,510	1,696	1988	5/23/1988	2 - 35
OLVGR	Chattanooga, TN	604	760	19	—	937	405	604	1,697	424	2,725	1,816	1988	6/6/1988	2 - 35
OLVGR	Lansing, IL	—	814	18	912	1,200	379	912	2,014	397	3,323	2,012	1988	6/20/1988	2 - 42
OLVGR	Bloomington, MN	525	1,779	20	—	771	393	525	2,550	413	3,488	2,963	1988	6/28/1988	2 - 41
OLVGR	Livonia, MI	—	459	25	890	2,624	331	890	3,083	356	4,329	3,012	1988	8/1/1988	2 - 37
OLVGR	Irving, TX	710	647	33	—	1,603	309	710	2,250	342	3,302	2,042	1988	8/22/1988	2 - 46
OLVGR	Montclair, CA	—	873	44	1,231	736	238	1,231	1,609	282	3,122	1,728	1988	9/5/1988	2 - 40
OLVGR	Flint, MI	426	1,089	14	—	882	234	426	1,971	248	2,645	1,934	1988	9/5/1988	2 - 35
OLVGR	Sarasota, FL	1,136	725	24	—	1,427	570	1,136	2,152	594	3,882	2,135	1988	10/10/1988	2 - 48
OLVGR	Sterling Heights, MI	855	1,158	32	—	984	403	855	2,142	435	3,432	2,320	1988	10/17/1988	2 - 37
OLVGR	Vernon Hills, IL	750	1,252	17	—	1,289	474	750	2,541	491	3,782	2,444	1988	10/24/1988	2 - 47
OLVGR	Columbus, OH	740	909	38	—	1,057	232	740	1,966	270	2,976	1,863	1988	11/14/1988	2 - 40
OLVGR	North Olmsted, OH	931	1,060	63	—	925	343	931	1,985	406	3,322	1,981	1988	12/5/1988	2 - 40
OLVGR	West Des Moines, IA	—	377	24	1,130	2,047	338	1,130	2,424	362	3,916	2,281	1988	12/12/1988	2 - 36
OLVGR	Oklahoma City, OK	280	1,043	58	—	1,095	371	280	2,138	429	2,847	2,004	1989	1/16/1989	2 - 42
OLVGR	San Antonio, TX	400	783	17	—	1,458	449	400	2,241	466	3,107	2,215	1989	2/13/1989	2 - 41
OLVGR	York, PA	555	931	31	—	1,048	462	555	1,979	493	3,027	2,067	1989	3/6/1989	2 - 42
OLVGR	Brandon, FL	700	967	24	—	1,566	577	700	2,533	601	3,834	2,407	1989	3/27/1989	2 - 47
OLVGR	Kennesaw, GA	754	824	32	—	1,233	390	754	2,057	422	3,233	1,903	1989	5/1/1989	2 - 47
OLVGR	Plantation, FL	888	982	27	—	1,189	392	888	2,171	419	3,478	2,098	1989	5/8/1989	2 - 42
OLVGR	San Antonio, TX	—	720	1	677	1,330	395	677	2,050	396	3,123	1,983	1989	5/22/1989	2 - 41
OLVGR	Saint Peters, MO	697	930	134	—	1,034	292	697	1,964	426	3,087	1,970	1989	7/3/1989	2 - 35
OLVGR	Corpus Christi, TX	—	713	21	880	1,463	553	880	2,176	574	3,630	2,196	1989	7/3/1989	2 - 36
OLVGR	Houston, TX	616	746	40	—	1,228	492	616	1,974	532	3,122	2,032	1989	7/10/1989	2 - 39
OLVGR	Saginaw, MI	828	813	22	—	787	340	828	1,600	362	2,790	1,705	1989	7/31/1989	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Portage, MI	325	1,290	32	—	892	266	325	2,182	298	2,805	2,143	1989	7/31/1989	2 - 35
OLVGR	Beaumont, TX	608	721	33	—	1,163	375	608	1,884	408	2,900	1,886	1989	8/14/1989	2 - 40
OLVGR	Winter Haven, FL	—	832	49	563	1,673	543	563	2,505	592	3,660	2,409	1989	8/14/1989	2 - 47
OLVGR	West Dundee, IL	828	1,167	32	—	964	325	828	2,131	357	3,316	2,093	1989	8/28/1989	2 - 40
OLVGR	Champaign, IL	521	1,158	26	—	1,009	343	521	2,167	369	3,057	2,156	1989	10/30/1989	2 - 35
OLVGR	North Little Rock, AR	—	437	94	766	1,623	293	766	2,060	387	3,213	2,027	1989	10/30/1989	2 - 42
OLVGR	Fort Wayne, IN	700	1,045	23	—	927	320	700	1,972	343	3,015	1,933	1989	12/11/1989	2 - 42
OLVGR	Fargo, ND	313	864	20	—	680	264	313	1,544	284	2,141	1,551	1989	12/11/1989	2 - 40
OLVGR	Southgate, MI	476	1,138	31	—	1,103	242	476	2,241	273	2,990	2,142	1990	1/22/1990	2 - 37
OLVGR	Orlando, FL	787	998	17	—	1,877	431	787	2,875	448	4,110	2,547	1990	1/29/1990	2 - 48
OLVGR	Fayetteville, NC	637	856	56	—	879	461	637	1,735	517	2,889	1,878	1990	2/26/1990	2 - 35
OLVGR	Chesapeake, VA	506	863	44	—	1,046	344	506	1,909	388	2,803	1,971	1990	3/5/1990	2 - 40
OLVGR	Las Vegas, NV	1,085	1,191	47	—	967	310	1,085	2,158	357	3,600	2,170	1990	3/26/1990	2 - 42
OLVGR	Maplewood, MN	556	1,009	86	—	1,126	250	556	2,135	336	3,027	2,134	1990	4/16/1990	2 - 40
OLVGR	Jacksonville, FL	—	755	39	905	1,137	487	905	1,892	526	3,323	1,985	1990	4/30/1990	2 - 42
OLVGR	Rochester, NY	1,104	1,113	61	—	1,102	376	1,104	2,215	437	3,756	2,179	1990	5/14/1990	2 - 36
OLVGR	Columbia, MO	602	983	53	—	1,070	327	602	2,053	380	3,035	1,978	1990	6/4/1990	2 - 42
OLVGR	Greenfield, WI	956	802	29	114	1,174	295	1,070	1,976	324	3,370	1,924	1990	8/13/1990	2 - 42
OLVGR	Lynnwood, WA	875	1,132	66	—	855	316	875	1,987	382	3,244	1,963	1990	8/20/1990	2 - 35
OLVGR	Victorville, CA	603	985	31	—	888	271	603	1,873	302	2,778	1,755	1990	9/10/1990	2 - 42
OLVGR	Richmond, VA	467	1,363	93	—	966	399	467	2,329	492	3,288	2,341	1990	9/17/1990	2 - 42
OLVGR	Wichita, KS	779	802	80	—	1,022	274	779	1,824	354	2,957	1,815	1990	10/1/1990	2 - 42
OLVGR	Antioch, TN	—	811	61	892	628	241	892	1,439	302	2,633	1,510	1990	10/15/1990	2 - 40
OLVGR	Topeka, KS	701	812	18	—	1,658	381	701	2,470	399	3,570	2,244	1990	10/22/1990	2 - 47
OLVGR	Orange City, FL	551	727	16	—	1,163	479	551	1,890	495	2,936	1,789	1990	10/29/1990	2 - 48
OLVGR	Terre Haute, IN	560	1,128	34	—	872	355	560	2,000	389	2,949	1,998	1990	12/3/1990	2 - 35
OLVGR	Columbia, SC	613	782	35	—	1,055	230	613	1,837	265	2,715	1,734	1990	12/3/1990	2 - 42
OLVGR	Littleton, CO	750	859	79	—	1,324	359	750	2,183	438	3,371	2,147	1991	1/21/1991	2 - 40
OLVGR	Colorado Springs, CO	—	690	87	571	2,173	415	571	2,863	502	3,936	2,804	1991	1/21/1991	2 - 41
OLVGR	Miami, FL	1,059	879	89	—	1,413	549	1,059	2,292	638	3,989	2,356	1991	1/28/1991	2 - 42
OLVGR	Parkersburg, WV	454	1,096	60	—	723	323	454	1,819	383	2,656	1,852	1991	2/11/1991	2 - 42
OLVGR	Clovis, CA	489	796	62	—	787	300	489	1,583	362	2,434	1,664	1991	2/18/1991	2 - 42
OLVGR	Dallas, TX	750	776	36	70	1,001	305	820	1,777	341	2,938	1,714	1991	2/25/1991	2 - 41
OLVGR	Roseville, MN	754	1,106	90	—	784	178	754	1,890	268	2,912	1,794	1991	3/25/1991	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Eastpointe, MI	897	1,367	75	—	598	244	897	1,965	319	3,181	1,964	1991	3/25/1991	2 - 40
OLVGR	Aurora, CO	803	1,169	14	—	1,368	343	803	2,537	357	3,697	2,314	1991	4/1/1991	2 - 41
OLVGR	Talleyville, DE	737	1,278	95	—	805	377	737	2,083	472	3,292	2,189	1991	4/22/1991	2 - 40
OLVGR	Boise, ID	627	839	76	—	858	386	627	1,697	462	2,786	1,765	1991	4/29/1991	2 - 42
OLVGR	McAllen, TX	803	857	76	—	1,160	476	803	2,017	552	3,372	2,000	1991	4/29/1991	2 - 42
OLVGR	Houston, TX	723	960	87	—	1,234	498	723	2,194	585	3,502	2,310	1991	5/20/1991	2 - 40
OLVGR	Boardman, OH	675	993	48	—	1,208	329	675	2,201	377	3,253	2,164	1991	8/5/1991	2 - 38
OLVGR	Jacksonville, FL	1,124	863	74	—	1,185	438	1,124	2,048	512	3,684	2,029	1991	8/12/1991	2 - 42
OLVGR	West Melbourne, FL	983	953	22	—	1,390	578	983	2,343	600	3,926	2,259	1991	8/19/1991	2 - 47
OLVGR	Omaha, NE	315	1,230	51	—	1,642	341	315	2,872	392	3,579	2,447	1991	10/28/1991	2 - 42
OLVGR	Columbia, MD	1,283	1,199	92	—	1,020	297	1,283	2,219	389	3,891	2,194	1991	11/4/1991	2 - 42
OLVGR	Houston, TX	627	947	68	—	1,084	435	627	2,031	503	3,161	2,064	1991	11/11/1991	2 - 40
OLVGR	Provo, UT	702	714	128	—	805	284	702	1,519	412	2,633	1,596	1991	11/11/1991	2 - 40
OLVGR	Roanoke, VA	607	714	33	—	783	350	607	1,497	383	2,487	1,540	1991	12/9/1991	2 - 42
OLVGR	Pittsburgh, PA	1,125	1,170	65	—	1,202	279	1,125	2,372	344	3,841	2,164	1991	12/9/1991	2 - 38
OLVGR	Harrisburg, PA	769	837	108	—	1,117	328	769	1,954	436	3,159	1,955	1991	12/9/1991	2 - 35
OLVGR	Pineville, NC	1,018	972	71	—	950	281	1,018	1,922	352	3,292	1,925	1992	1/27/1992	2 - 42
OLVGR	Palm Desert, CA	607	987	100	—	617	185	607	1,604	285	2,496	1,599	1992	1/27/1992	2 - 40
OLVGR	Lafayette, LA	555	751	69	—	997	304	555	1,748	373	2,676	1,745	1992	1/27/1992	2 - 42
OLVGR	Woodbridge, VA	1,228	1,071	56	—	1,163	444	1,228	2,234	500	3,962	2,214	1992	2/3/1992	2 - 41
OLVGR	Elkhart, IN	381	724	145	—	683	281	381	1,407	426	2,214	1,555	1992	2/3/1992	2 - 40
OLVGR	San Bernardino, CA	1,393	1,210	83	—	756	301	1,393	1,966	384	3,743	1,973	1992	3/9/1992	2 - 42
OLVGR	Little Rock, AR	335	895	105	—	749	265	335	1,644	370	2,349	1,697	1992	3/9/1992	2 - 40
OLVGR	Cincinnati, OH	842	953	107	—	986	344	842	1,939	451	3,232	2,007	1992	3/16/1992	2 - 38
OLVGR	Myrtle Beach, SC	520	872	51	—	845	386	520	1,717	437	2,674	1,769	1992	3/16/1992	2 - 42
OLVGR	Highlands Ranch, CO	813	980	49	—	1,177	380	813	2,157	429	3,399	2,022	1992	5/11/1992	2 - 41
OLVGR	Novi, MI	866	1,629	31	—	867	296	866	2,496	327	3,689	2,346	1992	5/25/1992	2 - 42
OLVGR	Louisville, KY	492	1,571	76	—	869	254	492	2,440	330	3,262	2,256	1992	6/15/1992	2 - 42
OLVGR	Palmdale, CA	679	1,080	109	—	1,093	315	679	2,173	424	3,276	2,049	1992	8/3/1992	2 - 39
OLVGR	Clarksville, TN	302	771	101	—	443	207	302	1,214	308	1,824	1,271	1992	8/3/1992	2 - 38
OLVGR	Cincinnati, OH	917	939	62	—	1,041	360	917	1,980	422	3,319	1,939	1992	8/17/1992	2 - 38
OLVGR	Greensburg, PA	579	1,272	143	—	1,026	352	579	2,298	495	3,372	2,089	1992	8/31/1992	2 - 40
OLVGR	Sioux Falls, SD	247	1,325	78	—	917	217	247	2,242	295	2,784	2,049	1992	9/7/1992	2 - 40
OLVGR	Roswell, GA	838	897	79	—	764	339	838	1,661	418	2,917	1,738	1992	9/14/1992	2 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Green Bay, WI	453	789	97	—	675	260	453	1,464	357	2,274	1,556	1992	9/14/1992	2 - 40
OLVGR	Harlingen, TX	453	803	107	—	1,013	426	453	1,816	533	2,802	1,741	1992	10/19/1992	2 - 42
OLVGR	Erie, PA	1,078	1,412	91	—	1,129	408	1,078	2,541	499	4,118	2,436	1992	11/2/1992	2 - 42
OLVGR	Chico, CA	984	923	95	—	850	308	984	1,773	403	3,160	1,741	1992	11/9/1992	2 - 40
OLVGR	Las Vegas, NV	1,055	1,005	108	—	849	297	1,055	1,854	405	3,314	1,910	1992	12/14/1992	2 - 42
OLVGR	Laurel, MD	1,241	1,552	121	—	1,403	388	1,241	2,955	509	4,705	2,835	1993	1/25/1993	2 - 42
OLVGR	Racine, WI	608	1,247	140	—	914	198	608	2,161	338	3,107	2,049	1993	2/1/1993	2 - 40
OLVGR	Fort Collins, CO	809	1,105	97	—	1,011	350	809	2,116	447	3,372	2,142	1993	2/8/1993	2 - 41
OLVGR	Longview, TX	505	816	90	—	1,133	290	505	1,949	380	2,834	1,791	1993	2/22/1993	2 - 45
OLVGR	Raleigh, NC	855	877	76	—	855	318	855	1,732	394	2,981	1,806	1993	3/8/1993	2 - 42
OLVGR	Yakima, WA	—	1,296	124	409	568	294	409	1,864	418	2,691	2,017	1993	3/22/1993	2 - 40
OLVGR	Lafayette, IN	455	875	98	—	635	221	455	1,510	319	2,284	1,580	1993	3/22/1993	2 - 40
OLVGR	Arlington, TX	782	766	70	—	795	441	782	1,561	511	2,854	1,711	1993	3/29/1993	2 - 44
OLVGR	Mesa, AZ	551	888	97	—	803	274	551	1,691	371	2,613	1,671	1993	4/12/1993	2 - 40
OLVGR	Dover, DE	614	1,055	127	—	656	279	614	1,711	406	2,731	1,714	1993	4/19/1993	2 - 38
OLVGR	Addison, TX	1,221	1,746	79	—	1,032	374	1,221	2,778	453	4,452	2,663	1993	4/26/1993	2 - 41
OLVGR	Appleton, WI	424	956	117	—	646	216	424	1,602	333	2,359	1,600	1993	5/17/1993	2 - 40
OLVGR	Duncanville, TX	835	1,057	91	—	945	370	835	2,002	461	3,298	1,956	1993	6/28/1993	2 - 40
OLVGR	Kenner, LA	695	969	86	—	1,112	361	695	2,081	447	3,223	2,108	1993	7/5/1993	2 - 40
OLVGR	Texas City, TX	732	1,093	97	—	871	319	732	1,964	416	3,112	1,918	1993	7/19/1993	2 - 44
OLVGR	Muncie, IN	454	1,003	92	—	1,065	296	454	2,068	388	2,910	1,677	1993	8/23/1993	2 - 49
OLVGR	Panama City, FL	465	957	84	—	1,082	400	465	2,039	484	2,988	1,902	1993	10/11/1993	2 - 42
OLVGR	Billings, MT	479	1,107	89	—	775	301	479	1,882	390	2,751	1,823	1993	10/18/1993	2 - 42
OLVGR	Whitehall, PA	936	1,291	90	—	1,025	331	936	2,316	421	3,673	2,255	1993	11/8/1993	2 - 36
OLVGR	Paducah, KY	452	1,083	82	—	700	288	452	1,783	370	2,605	1,726	1993	11/8/1993	2 - 40
OLVGR	Rochester, NY	974	1,108	101	—	824	243	974	1,932	344	3,250	1,745	1993	11/15/1993	2 - 42
OLVGR	Poughkeepsie, NY	873	1,613	108	—	823	174	873	2,436	282	3,591	2,086	1993	11/29/1993	2 - 40
OLVGR	Bangor, ME	357	1,120	96	—	1,027	282	357	2,147	378	2,882	1,964	1993	12/13/1993	2 - 42
OLVGR	Dearborn, MI	542	1,219	59	—	713	242	542	1,932	301	2,775	1,803	1994	1/10/1994	2 - 40
OLVGR	Newington, NH	915	1,051	103	—	803	355	915	1,854	458	3,227	1,861	1994	1/17/1994	2 - 42
OLVGR	Tyler, TX	485	1,041	92	—	1,279	340	485	2,320	432	3,237	2,089	1994	1/17/1994	2 - 47
OLVGR	Grand Rapids, MI	804	866	87	—	637	257	804	1,503	344	2,651	1,543	1994	1/24/1994	2 - 40
OLVGR	Peoria, IL	668	1,204	81	—	914	323	668	2,118	404	3,190	1,978	1994	2/14/1994	2 - 42

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Concord, NH	469	1,284	115	—	594	194	469	1,878	309	2,656	1,734	1994	2/14/1994	2 - 38
OLVGR	Janesville, WI	370	1,069	86	—	712	287	370	1,781	373	2,524	1,650	1994	3/7/1994	2 - 40
OLVGR	Las Vegas, NV	879	1,344	95	—	596	317	879	1,940	412	3,231	1,877	1994	3/7/1994	2 - 40
OLVGR	Middletown, OH	424	1,044	95	—	863	318	424	1,907	413	2,744	1,882	1994	3/7/1994	2 - 42
OLVGR	Branson, MO	1,056	1,893	69	—	785	295	1,056	2,678	364	4,098	2,401	1994	5/16/1994	2 - 40
OLVGR	Coon Rapids, MN	514	1,248	67	—	588	245	514	1,836	312	2,662	1,753	1994	9/26/1994	2 - 40
OLVGR	Dallas, TX	764	1,212	55	—	811	281	764	2,023	336	3,123	1,924	1994	10/10/1994	2 - 44
OLVGR	Asheville, NC	2,651	1,198	94	—	655	292	2,651	1,853	386	4,890	1,819	1994	10/31/1994	2 - 40
OLVGR	Cedar Rapids, IA	510	1,148	105	—	608	311	510	1,756	416	2,682	1,746	1994	12/5/1994	2 - 40
OLVGR	Amherst, NY	1,215	1,394	88	—	891	307	1,215	2,285	395	3,895	2,135	1994	12/12/1994	2 - 38
OLVGR	Joplin, MO	654	1,219	102	—	662	323	654	1,881	425	2,960	1,843	1995	1/9/1995	2 - 40
OLVGR	Eau Claire, WI	600	1,193	110	—	538	268	600	1,731	378	2,709	1,706	1995	1/23/1995	2 - 40
OLVGR	Middletown, NY	807	1,581	97	—	592	345	807	2,173	442	3,422	2,067	1995	1/30/1995	2 - 40
OLVGR	Fairborn, OH	804	1,290	82	—	681	221	804	1,971	303	3,078	1,831	1995	2/20/1995	2 - 40
OLVGR	Voorhees, NJ	804	1,696	101	—	600	303	804	2,296	404	3,504	2,134	1995	2/20/1995	2 - 38
OLVGR	Henderson, NV	1,109	1,289	74	—	826	383	1,109	2,115	457	3,681	2,081	1995	2/20/1995	2 - 42
OLVGR	Barboursville, WV	1,139	1,062	84	—	731	203	1,139	1,793	287	3,219	1,614	1995	2/27/1995	2 - 40
OLVGR	Norman, OK	596	1,246	96	—	449	172	596	1,695	268	2,559	1,573	1995	3/7/1995	2 - 38
OLVGR	Hampton, VA	1,074	1,061	86	—	674	225	1,074	1,735	311	3,120	1,639	1995	3/13/1995	2 - 40
OLVGR	Jackson, MI	699	1,156	73	—	764	320	699	1,920	393	3,012	1,754	1995	3/20/1995	2 - 42
OLVGR	Clay, NY	782	1,705	98	—	866	356	782	2,571	454	3,807	2,248	1995	4/24/1995	2 - 42
OLVGR	Onalaska, WI	603	1,283	102	—	339	197	603	1,622	299	2,524	1,565	1995	4/24/1995	2 - 38
OLVGR	Grapevine, TX	752	1,026	99	—	793	404	752	1,819	503	3,074	1,896	1995	5/8/1995	2 - 40
OLVGR	Tempe, AZ	703	1,131	75	—	746	353	703	1,877	428	3,008	1,909	1995	5/15/1995	2 - 40
OLVGR	Waldorf, MD	779	1,152	81	—	1,258	357	779	2,410	438	3,627	2,273	1995	5/22/1995	2 - 42
OLVGR	Heath, OH	599	1,353	65	—	971	331	599	2,324	396	3,319	2,066	1995	5/22/1995	2 - 46
OLVGR	Waterloo, IA	466	891	79	—	873	331	466	1,764	410	2,640	1,657	1995	5/22/1995	2 - 42
OLVGR	Peoria, AZ	551	1,294	81	—	623	242	551	1,917	323	2,791	1,801	1995	5/22/1995	2 - 38
OLVGR	Spring, TX	780	1,329	80	—	1,289	327	780	2,618	407	3,805	2,308	1995	9/11/1995	2 - 40
OLVGR	Midland, TX	400	1,340	88	—	566	314	400	1,906	402	2,708	1,827	1995	10/16/1995	2 - 40
OLVGR	Colonie, NY	966	1,862	57	—	984	273	966	2,846	330	4,142	2,354	1995	11/27/1995	2 - 42
OLVGR	Fort Smith, AR	527	893	113	—	427	187	527	1,320	300	2,147	1,242	1996	2/19/1996	2 - 38
OLVGR	Jackson, MS	641	1,195	110	—	846	268	641	2,041	378	3,060	1,886	1996	3/25/1996	2 - 42
OLVGR	Lancaster, OH	372	846	115	—	603	284	372	1,449	399	2,220	1,436	1996	5/6/1996	2 - 40
OLVGR	Lima, OH	471	930	67	—	387	282	471	1,317	349	2,137	1,324	1996	5/20/1996	2 - 38

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Dubuque, IA	518	1,103	76	—	391	221	518	1,494	297	2,309	1,257	1996	5/20/1996	2 - 38
OLVGR	Zanesville, OH	707	1,065	25	—	673	323	707	1,738	348	2,793	1,577	1996	8/5/1996	2 - 40
OLVGR	Williamsburg, VA	673	1,268	31	—	743	202	673	2,011	233	2,917	1,688	1996	8/19/1996	2 - 40
OLVGR	Frederick, MD	638	1,276	79	—	787	344	638	2,063	423	3,124	1,846	1996	10/21/1996	2 - 40
OLVGR	Hyannis, MA	664	2,097	90	—	665	175	664	2,762	265	3,691	2,356	1997	11/17/1997	2 - 35
OLVGR	Westminster, MD	595	1,741	124	—	452	204	595	2,193	328	3,116	1,829	1998	4/20/1998	2 - 38
OLVGR	Wyomissing, PA	963	1,926	109	—	498	206	963	2,424	315	3,702	2,067	1998	5/11/1998	2 - 38
OLVGR	Eugene, OR	761	1,486	91	—	356	200	761	1,842	291	2,894	1,652	1998	5/11/1998	2 - 38
OLVGR	Savannah, GA	952	1,781	189	—	660	147	952	2,441	336	3,729	1,983	2000	4/10/2000	2 - 35
OLVGR	Douglasville, GA	1,189	1,978	144	—	406	248	1,189	2,384	392	3,965	2,032	2000	5/1/2000	2 - 35
OLVGR	Mentor, OH	—	1,955	138	1,474	288	241	1,474	2,243	379	4,096	1,950	2000	5/22/2000	2 - 35
OLVGR	Buford, GA	1,493	1,688	179	—	542	203	1,493	2,230	382	4,105	1,871	2000	5/22/2000	2 - 35
OLVGR	Maple Grove, MN	807	1,924	176	—	227	124	807	2,151	300	3,258	1,750	2000	5/22/2000	2 - 35
OLVGR	Coeur D’Alene, ID	681	1,661	131	—	278	305	681	1,939	436	3,056	1,657	2001	1/29/2001	2 - 36
OLVGR	Olathe, KS	796	2,121	109	—	489	256	796	2,610	365	3,771	2,086	2001	3/12/2001	2 - 36
OLVGR	Kennewick, WA	763	1,980	149	—	259	158	763	2,239	307	3,309	1,789	2001	5/14/2001	2 - 36
OLVGR	Frisco, TX	1,029	2,038	139	—	279	218	1,029	2,317	357	3,703	1,940	2001	6/25/2001	2 - 36
OLVGR	Bolingbrook, IL	1,006	2,424	147	—	253	129	1,006	2,677	276	3,959	2,048	2001	7/23/2001	2 - 36
OLVGR	Muskegon, MI	691	1,704	168	—	108	41	691	1,812	209	2,712	1,403	2001	10/8/2001	2 - 36
OLVGR	Memphis, TN	1,142	1,790	100	—	246	171	1,142	2,036	271	3,449	1,592	2001	10/8/2001	2 - 36
OLVGR	Round Rock, TX	953	2,090	149	—	335	153	953	2,425	302	3,680	1,781	2002	3/25/2002	2 - 37
OLVGR	Killeen, TX	806	1,705	187	—	322	118	806	2,027	305	3,138	1,655	2002	8/5/2002	2 - 37
OLVGR	Austin, TX	1,239	2,295	154	—	168	96	1,239	2,463	250	3,952	1,833	2002	9/3/2002	2 - 37
OLVGR	Omaha, NE	1,202	1,778	120	—	217	147	1,202	1,995	267	3,464	1,543	2002	10/7/2002	2 - 37
OLVGR	Bloomington, IN	947	1,747	150	—	419	94	947	2,166	244	3,357	1,602	2002	11/18/2002	2 - 37
OLVGR	Lithonia, GA	1,403	1,872	174	—	306	122	1,403	2,178	296	3,877	1,631	2002	11/18/2002	2 - 37
OLVGR	Fayetteville, AR	849	1,845	160	—	138	79	849	1,983	239	3,071	1,504	2002	12/11/2002	2 - 37
OLVGR	Rochester, MN	829	1,889	192	—	146	140	829	2,035	332	3,196	1,594	2002	12/16/2002	2 - 37
OLVGR	Los Angeles, CA	1,701	2,558	202	—	170	70	1,701	2,728	272	4,701	1,937	2003	3/24/2003	2 - 38
OLVGR	Dayton, OH	677	1,675	172	—	210	72	677	1,885	244	2,806	1,388	2003	5/1/2003	2 - 38
OLVGR	Newport News, VA	796	1,989	172	—	88	63	796	2,077	235	3,108	1,523	2003	5/5/2003	2 - 38
OLVGR	Albuquerque, NM	771	1,716	179	—	131	104	771	1,847	283	2,901	1,402	2003	5/19/2003	2 - 38
OLVGR	Denton, TX	869	1,946	177	—	182	94	869	2,128	271	3,268	1,620	2003	6/9/2003	2 - 38
OLVGR	Duluth, MN	886	2,043	173	—	123	58	886	2,166	231	3,283	1,544	2003	11/10/2003	2 - 38

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Fort Gratiot, MI	604	2,246	186	—	132	57	604	2,378	243	3,225	1,670	2003	11/17/2003	2 - 38
OLVGR	Lynchburg, VA	771	2,304	125	—	103	54	771	2,407	179	3,357	1,600	2004	2/16/2004	2 - 39
OLVGR	Visalia, CA	1,151	1,830	151	—	133	46	1,151	1,963	197	3,311	1,331	2004	3/15/2004	2 - 39
OLVGR	Anderson, SC	903	1,841	133	228	181	111	1,131	2,022	244	3,397	1,484	2004	3/29/2004	2 - 39
OLVGR	Lake Charles, LA	806	2,070	161	—	174	87	806	2,244	248	3,298	1,620	2004	4/5/2004	2 - 39
OLVGR	Tucson, AZ	1,019	2,073	104	—	121	135	1,019	2,194	239	3,452	1,505	2004	9/20/2004	2 - 39
OLVGR	College Station, TX	581	2,236	173	—	42	44	581	2,278	217	3,076	1,573	2005	1/24/2005	2 - 40
OLVGR	Tupelo, MS	823	2,102	193	—	127	82	823	2,229	275	3,327	1,571	2005	1/31/2005	2 - 40
OLVGR	Jackson, TN	874	1,964	151	—	175	36	874	2,139	187	3,200	1,424	2005	2/7/2005	2 - 40
OLVGR	Houma, LA	736	2,190	150	—	185	148	736	2,375	298	3,409	1,676	2005	2/14/2005	2 - 40
OLVGR	Oklahoma City, OK	925	2,053	158	—	128	43	925	2,181	201	3,307	1,484	2005	3/14/2005	2 - 40
OLVGR	Columbia, SC	1,119	2,175	161	—	110	85	1,119	2,285	246	3,650	1,546	2005	4/5/2005	2 - 40
OLVGR	Newnan, GA	829	2,239	157	—	152	55	829	2,391	212	3,432	1,562	2005	5/23/2005	2 - 40
OLVGR	Owensboro, KY	762	2,134	173	—	70	57	762	2,204	230	3,196	1,550	2005	5/23/2005	2 - 40
OLVGR	San Antonio, TX	932	2,582	191	—	190	103	932	2,772	294	3,998	1,836	2005	6/27/2005	2 - 40
OLVGR	Mesa, AZ	598	1,844	132	—	110	129	598	1,954	261	2,813	1,354	2005	10/3/2005	2 - 40
OLVGR	Garland, TX	903	2,271	156	—	115	94	903	2,386	250	3,539	1,624	2005	10/31/2005	2 - 40
OLVGR	Southaven, MS	1,048	2,209	158	—	117	50	1,048	2,326	208	3,582	1,484	2005	11/21/2005	2 - 40
OLVGR	Yuma, AZ	842	2,037	160	—	62	87	842	2,099	247	3,188	1,380	2005	12/5/2005	2 - 40
OLVGR	Oakdale, MN	956	2,355	185	—	30	35	956	2,385	220	3,561	1,547	2005	12/5/2005	2 - 40
OLVGR	Tarentum, PA	1,119	2,482	148	—	179	47	1,119	2,661	195	3,975	1,611	2006	2/20/2006	2 - 41
OLVGR	Texarkana, TX	871	2,279	151	—	90	87	871	2,369	238	3,478	1,553	2006	3/27/2006	2 - 41
OLVGR	Florence, SC	—	1,817	169	1,503	119	84	1,503	1,936	253	3,692	1,306	2006	8/21/2006	2 - 41
OLVGR	Dothan, AL	850	2,242	131	—	62	92	850	2,304	223	3,377	1,446	2006	8/28/2006	2 - 41
OLVGR	San Angelo, TX	360	2,020	157	—	74	104	360	2,094	261	2,715	1,407	2006	9/11/2006	2 - 41
OLVGR	New Braunfels, TX	1,049	2,162	147	—	32	83	1,049	2,194	230	3,473	1,385	2006	9/25/2006	2 - 41
OLVGR	Grove City, OH	1,200	2,271	140	—	63	55	1,200	2,334	195	3,729	1,438	2006	9/25/2006	2 - 41
OLVGR	Hot Springs, AR	797	2,415	186	—	84	73	797	2,499	259	3,555	1,523	2006	10/23/2006	2 - 41
OLVGR	Wichita, KS	1,227	1,801	154	—	84	86	1,227	1,885	240	3,352	1,181	2006	11/6/2006	2 - 41
OLVGR	Opelika, AL	878	2,255	154	—	54	43	878	2,309	197	3,384	1,411	2006	11/13/2006	2 - 41
OLVGR	Sioux City, IA	1,304	2,114	137	—	89	99	1,304	2,203	236	3,743	1,390	2006	12/11/2006	2 - 41
OLVGR	Victoria, TX	782	2,327	240	—	39	30	782	2,366	270	3,418	1,527	2007	1/15/2007	2 - 42
OLVGR	Pueblo, CO	770	2,330	212	—	51	76	770	2,381	288	3,439	1,538	2007	2/5/2007	2 - 42

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Phoenix, AZ	753	2,153	246	—	97	72	753	2,250	318	3,321	1,474	2007	4/23/2007	2 - 42
OLVGR	Detroit, MI	1,400	2,956	234	—	81	87	1,400	3,037	321	4,758	1,754	2007	5/21/2007	2 - 42
OLVGR	Mount Juliet, TN	873	2,294	212	—	76	47	873	2,370	259	3,502	1,458	2007	10/22/2007	2 - 42
OLVGR	Jacksonville, NC	1,174	2,287	239	—	32	81	1,174	2,319	320	3,813	1,492	2007	11/19/2007	2 - 42
OLVGR	Columbus, OH	995	2,286	184	—	61	27	995	2,347	211	3,553	1,367	2007	12/17/2007	2 - 42
OLVGR	Triadelphia, WV	970	2,342	225	—	58	76	970	2,400	301	3,671	1,504	2007	12/17/2007	2 - 42
OLVGR	Reynoldsburg, OH	1,208	2,183	242	—	48	37	1,208	2,231	279	3,718	1,360	2008	4/21/2008	2 - 43
OLVGR	Cincinnati, OH	1,072	2,170	236	—	57	43	1,072	2,227	279	3,578	1,382	2008	4/28/2008	2 - 43
OLVGR	Florence, KY	1,007	2,099	155	—	52	88	1,007	2,151	243	3,401	1,328	2008	8/4/2008	2 - 43
OLVGR	Bismarck, ND	1,156	2,319	263	—	31	38	1,156	2,350	301	3,807	1,421	2008	11/24/2008	2 - 43
OLVGR	Spring Hill, TN	1,295	2,269	228	—	29	45	1,295	2,298	273	3,866	1,297	2009	2/16/2009	2 - 44
OLVGR	San Antonio, TX	1,359	2,492	230	—	23	33	1,359	2,515	263	4,137	1,360	2009	3/30/2009	2 - 44
OLVGR	Broken Arrow, OK	1,461	2,261	231	—	73	57	1,461	2,334	288	4,083	1,301	2009	5/25/2009	2 - 44
OLVGR	Michigan City, IN	762	2,646	238	—	17	39	762	2,663	277	3,702	1,443	2009	7/13/2009	2 - 44
OLVGR	Bossier City, LA	1,006	2,405	264	—	51	32	1,006	2,456	296	3,758	1,336	2009	7/27/2009	2 - 44
OLVGR	Richmond, KY	1,054	1,974	236	—	14	32	1,054	1,988	268	3,310	1,128	2009	9/14/2009	2 - 44
OLVGR	Jacksonville, FL	1,006	2,001	263	—	21	30	1,006	2,022	293	3,321	1,154	2009	10/5/2009	2 - 44
OLVGR	Manhattan, KS	791	2,253	237	—	33	69	791	2,286	306	3,383	1,247	2010	4/26/2010	2 - 45
OLVGR	Kingsport, TN	1,071	1,840	282	—	11	22	1,071	1,851	304	3,226	1,017	2010	5/3/2010	2 - 45
OLVGR	Las Cruces, NM	839	2,201	297	—	15	34	839	2,216	331	3,386	1,209	2010	5/10/2010	2 - 45
OLVGR	Morehead City, NC	853	1,864	315	—	62	23	853	1,926	338	3,117	1,100	2010	7/19/2010	2 - 45
OLVGR	Pleasant Prairie, WI	1,101	2,134	303	—	36	—	1,101	2,170	303	3,574	1,146	2010	9/27/2010	2 - 45
OLVGR	Wilson, NC	528	1,948	268	—	24	29	528	1,972	297	2,797	1,082	2010	10/11/2010	2 - 45
OLVGR	Council Bluffs, IA	955	2,051	254	—	4	32	955	2,055	286	3,296	1,084	2010	10/25/2010	2 - 45
OLVGR	Louisville, KY	—	2,072	266	904	12	38	904	2,084	304	3,292	1,145	2010	11/1/2010	2 - 45
OLVGR	Ankeny, IA	704	2,218	248	—	9	17	704	2,227	265	3,196	1,106	2011	1/10/2011	2 - 46
OLVGR	Queen Creek, AZ	875	2,377	307	—	30	(1)	875	2,407	306	3,588	1,136	2011	1/10/2011	2 - 46
OLVGR	Gainesville, GA	985	1,915	274	—	—	5	985	1,915	279	3,179	967	2011	6/20/2011	2 - 46
OLVGR	Niagara Falls, NY	1,057	2,187	327	—	38	15	1,057	2,225	342	3,624	1,119	2011	9/19/2011	2 - 46
OLVGR	Cleveland, TN	962	1,941	324	—	14	6	962	1,955	330	3,247	1,015	2011	11/28/2011	2 - 46
OLVGR	Chicago, IL	942	2,626	337	—	(484)	—	942	2,142	337	3,421	1,119	2012	3/26/2012	2 - 47
OLVGR	Katy, TX	1,602	2,170	285	—	—	5	1,602	2,170	290	4,062	1,009	2012	4/9/2012	2 - 47
OLVGR	Beckley, WV	1,013	2,105	314	—	25	1	1,013	2,130	315	3,458	952	2012	10/1/2012	2 - 47
OLVGR	Columbus, OH	954	2,236	324	—	4	—	954	2,240	324	3,518	937	2013	3/18/2013	2 - 48
OLVGR	Oklahoma City, OK	1,204	2,370	403	—	(221)	—	1,204	2,149	403	3,756	1,010	2013	4/29/2013	2 - 48

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
OLVGR	Utica, NY	908	2,728	362	—	(470)	—	908	2,258	362	3,528	979	2013	8/12/2013	2 - 48
OLVGR	Bloomingdale, IL	1,601	—	—	—	—	—	1,601	—	—	1,601	—	1986	1/12/2018	—
OLVGR	El Paso, TX	1,833	—	—	—	—	—	1,833	—	—	1,833	—	1990	6/29/2018	—
OLVGR	Manchester, CT	1,669	—	—	—	—	—	1,669	—	—	1,669	—	1993	7/27/2018	—
OLVGR	Tracy, CA	1,313	—	—	—	—	—	1,313	—	—	1,313	—	2003	11/20/2018	—
OLVGR	Grand Junction, CO	1,480	—	—	—	—	—	1,480	—	—	1,480	—	2002	1/18/2019	—
OLVGR	Logan, UT	1,505	—	—	—	—	—	1,505	—	—	1,505	—	2003	5/1/2019	—
OLVGR	Watertown, NY	1,723	—	—	—	—	—	1,723	—	—	1,723	—	2010	12/6/2019	—
OLVGR	Coralville, IA	1,811	—	—	—	—	—	1,811	—	—	1,811	—	2001	12/26/2019	—
OLVGR	Orlando, FL	1,670	—	—	—	—	—	1,670	—	—	1,670	—	2019	6/30/2020	—
OLVGR	Springfield, IL	3,084	—	—	—	—	—	3,084	—	—	3,084	—	1989	9/16/2019	—
OLVGR	Mankato, MN	1,355	—	—	—	—	—	1,355	—	—	1,355	—	2006	2/21/2020	—
OLVGR	Live Oak, TX	2,788	—	—	—	—	—	2,788	—	—	2,788	—	2020	7/31/2020	—
OLVGR	Hagerstown, MD	1,175	—	—	—	—	—	1,175	—	—	1,175	—	2007	6/23/2020	—
OLVGR	Greenville, SC	2,672	—	—	—	—	—	2,672	—	—	2,672	—	2006	10/20/2020	—
OLVGR	Easton, PA	1,979	2,304	—	—	—	—	1,979	2,304	—	4,283	170	2009	12/22/2021	10 - 35
OLVGR	Hoover, AL	3,255	—	—	—	—	—	3,255	—	—	3,255	—	1987	3/30/2022	—
OLVGR	Hyattsville, MD	2,742	—	—	—	—	—	2,742	—	—	2,742	—	2006	9/15/2022	—
OLVGR	Highland, IN	659	2,413	—	—	—	—	659	2,413	—	3,072	55	1995	6/27/2023	10 - 25
OLVGR	Lexington, KY	2,019	3,305	—	—	—	—	2,019	3,305	—	5,324	52	2007	7/6/2023	10 - 35
OPTDE	Stratham, NH	3,120	5,403	—	—	—	—	3,120	5,403	—	8,523	65	2023	6/30/2023	15 - 45
ORAUT	Chicago, IL	888	1,282	—	—	—	—	888	1,282	—	2,170	112	1959	8/25/2021	10 - 30
OUTB	Grand Junction, CO	947	—	—	—	—	—	947	—	—	947	—	1999	1/18/2019	—
OUTB	Mentor, OH	1,576	—	—	—	—	—	1,576	—	—	1,576	—	2018	9/27/2019	—
OUTB	Camp Hill, PA	1,288	—	—	—	—	—	1,288	—	—	1,288	—	2020	12/30/2019	—
OUTB	Springfield, IL	1,768	—	—	—	—	—	1,768	—	—	1,768	—	2017	12/24/2019	—
OUTB	Ocala, FL	3,863	—	—	—	—	—	3,863	—	—	3,863	—	1991	12/22/2020	—
OUTB	Sarasota, FL	4,072	—	—	—	—	—	4,072	—	—	4,072	—	1994	12/22/2020	—
OUTB	Kissimmee, FL	2,166	—	—	—	—	—	2,166	—	—	2,166	—	2019	7/22/2021	—
OUTB	Spokane, WA	1,804	—	—	—	—	—	1,804	—	—	1,804	—	1999	7/16/2021	—
OUTB	Hoover, AL	1,874	—	—	—	—	—	1,874	—	—	1,874	—	2016	3/30/2022	—
OUTB	Indianapolis, IN	779	1,454	—	—	—	—	779	1,454	—	2,233	147	1978	7/22/2022	10 - 15
OUTB	Hyattsville, MD	1,666	—	—	—	—	—	1,666	—	—	1,666	—	1990	9/15/2022	—
PANDA	Cedar Rapids, IA	1,252	—	—	—	—	—	1,252	—	—	1,252	—	2016	1/12/2018	—
PANE	Beavercreek, OH	851	—	—	—	—	—	851	—	—	851	—	2000	6/29/2018	—

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
PANE	Carpentersville, IL	326	514	—	—	—	—	326	514	—	840	130	1992	11/20/2018	5 - 30
PANE	Carbondale, IL	534	1,633	—	—	58	—	534	1,691	—	2,225	247	2004	5/31/2019	10 - 40
PANE	Lansing, MI	649	966	—	—	—	—	649	966	—	1,615	185	2017	2/26/2020	12 - 27
PANE	Albany, GA	1,938	—	—	—	—	—	1,938	—	—	1,938	—	2016	12/23/2020	—
PEYES	Kingsport, TN	496	1,221	—	—	—	—	496	1,221	—	1,717	173	2013	4/30/2018	11 - 51
PEYES	Springfield, IL	1,137	—	—	—	—	—	1,137	—	—	1,137	—	2001	12/24/2019	—
PEYES	Anderson, SC	724	761	—	—	—	—	724	761	—	1,485	115	2019	9/30/2020	14 - 29
PEYES	Charlotte, NC	1,354	585	—	—	—	—	1,354	585	—	1,939	62	2019	8/5/2021	14 - 29
PEYES	Phoenix, AZ	1,152	1,402	—	—	—	—	1,152	1,402	—	2,554	—	2023	12/28/2023	10 - 35
PEYES	Palatine, IL	408	1,945	—	—	—	—	408	1,945	—	2,353	—	2023	12/28/2023	10 - 35
PIZHT	Joliet, IL	173	890	—	—	—	—	173	890	—	1,063	158	1970	7/18/2016	5 - 45
PIZHT	Morris, IL	248	533	—	—	—	—	248	533	—	781	140	1972	7/18/2016	5 - 40
PIZHT	Yorkville, IL	200	581	—	—	—	—	200	581	—	781	144	1976	7/18/2016	5 - 40
PIZHT	Lowell, IN	258	611	—	—	—	—	258	611	—	869	157	1978	7/18/2016	5 - 40
PIZHT	Schereville, IN	243	942	—	—	—	—	243	942	—	1,185	201	1975	7/18/2016	5 - 40
PIZHT	Portage, IN	330	1,016	—	—	—	—	330	1,016	—	1,346	229	2002	7/18/2016	5 - 40
PNCB	Beavercreek, OH	1,537	—	—	—	—	—	1,537	—	—	1,537	—	1994	10/18/2019	—
PNCB	Muskegon, MI	1,373	—	—	—	—	—	1,373	—	—	1,373	—	1970	12/5/2019	—
PNCB	Cincinnati, OH	676	831	—	—	—	—	676	831	—	1,507	102	1975	12/22/2020	10 - 40
POLLO	Tulsa, OK	485	388	—	—	(90)	—	485	298	—	783	126	2015	10/20/2016	14 - 54
PORTI	Ft. Wayne, IN	3,829	—	—	—	—	—	3,829	—	—	3,829	—	2019	12/24/2019	—
PORTI	Madison, WI	3,134	—	—	—	—	—	3,134	—	—	3,134	—	2021	12/29/2021	—
PVA	Bountiful, UT	562	1,100	—	—	—	—	562	1,100	—	1,662	93	1972	5/17/2021	10 - 35
RADNT	Fort Pierce, FL	645	1,403	—	—	—	—	645	1,403	—	2,048	106	1983	12/3/2021	10 - 35
RALLY	Greenwood, IN	653	—	—	—	—	—	653	—	—	653	—	1989	10/31/2018	—
RCANE	Bloomingdale, IL	2,057	—	—	—	—	—	2,057	—	—	2,057	—	2021	10/19/2021	—
RCANE	Beavercreek, OH	1,948	—	—	—	—	—	1,948	—	—	1,948	—	2020	1/27/2021	—
RCANE	Carmel, IN	887	—	—	—	—	—	887	—	—	887	—	1992	12/30/2019	—
RDLB	Canton, GA	761	2,323	—	—	—	—	761	2,323	—	3,084	371	1999	11/2/2017	10 - 50
RDLB	Grandville, MI	1,119	2,462	—	—	—	—	1,119	2,462	—	3,581	439	2001	11/2/2017	10 - 50
RDLB	Cincinnati, OH	1,394	2,348	—	—	—	—	1,394	2,348	—	3,742	431	1975	11/2/2017	10 - 45
RDLB	Cedar Rapids, IA	654	—	—	—	—	—	654	—	—	654	—	1997	1/12/2018	—
RDLB	Uniontown, PA	1,682	—	—	—	—	—	1,682	—	—	1,682	—	1992	5/29/2018	—
RDLB	Southaven, MS	1,967	2,521	—	—	—	—	1,967	2,521	—	4,488	374	2005	12/17/2018	10 - 50
RDLB	Columbus, IN	1,220	1,575	—	—	—	—	1,220	1,575	—	2,795	277	1991	12/17/2018	5 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
RDLB	Grand Junction, CO	751	—	—	—	—	—	751	—	—	751	—	1993	1/18/2019	—
RDLB	Aiken, SC	764	1,420	—	—	—	—	764	1,420	—	2,184	290	1991	6/6/2019	10 - 30
RDLB	Alton, IL	1,970	2,203	—	—	—	—	1,970	2,203	—	4,173	445	1992	6/6/2019	10 - 30
RDLB	Battle Creek, MI	1,337	1,418	—	—	—	—	1,337	1,418	—	2,755	323	1991	6/6/2019	10 - 30
RDLB	Hanover, PA	936	2,119	—	—	—	—	936	2,119	—	3,055	265	2005	6/6/2019	5 - 40
RDLB	Miamisburg, OH	1,813	2,675	—	—	—	—	1,813	2,675	—	4,488	380	1990	6/6/2019	5 - 45
RDLB	Sioux City, IA	806	—	—	—	—	—	806	—	—	806	—	1990	6/28/2019	—
RDLB	Coralville, IA	2,078	—	—	—	—	—	2,078	—	—	2,078	—	2001	12/26/2019	—
RDLB	Horseheads, NY	1,769	—	—	—	—	—	1,769	—	—	1,769	—	1992	12/30/2021	—
RDLB	Tucson, AZ	2,258	—	—	—	—	—	2,258	—	—	2,258	—	2009	3/29/2022	—
RDLB	Ronkonkoma, NY	3,221	—	—	—	—	—	3,221	—	—	3,221	—	2005	12/28/2022	—
REI	Kentwood, MI	711	4,090	—	—	—	—	711	4,090	—	4,801	363	2019	1/24/2020	14 - 54
REI	Virginia Beach, VA	6,386	—	—	—	—	—	6,386	—	—	6,386	—	2016	11/22/2022	—
RROBN	Idaho Falls, ID	1,538	—	—	—	—	—	1,538	—	—	1,538	—	2008	12/29/2021	—
RROBN	Frederick, MD	2,290	—	—	—	—	—	2,290	—	—	2,290	—	2011	6/30/2022	—
S52	Naples, FL	2,912	3,619	447	—	7	37	2,912	3,626	484	7,022	1,736	2011	10/10/2011	2 - 46
S52	Jacksonville, FL	2,216	2,729	416	—	6	3	2,216	2,735	419	5,370	1,369	2011	10/24/2011	2 - 46
SEVEN	Suusex, WI	1,856	818	—	—	—	—	1,856	818	—	2,674	96	1995	12/30/2020	10 - 40
SEVEN	Cleveland, OH	2,534	947	—	—	—	—	2,534	947	—	3,481	77	2001	8/4/2021	10 - 40
SMKYB	Rockford, IL	1,216	2,810	—	—	—	—	1,216	2,810	—	4,026	155	2019	3/21/2022	10 - 35
SMKYB	Ronkonkoma, NY	3,191	—	—	—	—	—	3,191	—	—	3,191	—	2005	12/28/2022	—
SONIC	Tracy, CA	979	—	—	—	—	—	979	—	—	979	—	2004	11/20/2018	—
SONIC	Campbellsville, KY	1,277	356	—	—	—	—	1,277	356	—	1,633	67	1997	7/30/2021	10 - 15
SONIC	Louisville, KY	1,710	535	—	—	—	—	1,710	535	—	2,245	72	2008	7/30/2021	10 - 25
SONIC	Louisville, KY	635	350	—	—	—	—	635	350	—	985	67	2001	7/30/2021	10 - 15
SONIC	Shepherdsville, KY	1,468	395	—	—	—	—	1,468	395	—	1,863	64	2000	7/30/2021	10 - 20
SONIC	Radcliff, KY	333	330	—	—	—	—	333	330	—	663	59	2008	7/30/2021	7 - 18
SONIC	Munfordville, KY	310	466	—	—	—	—	310	466	—	776	63	2008	7/30/2021	10 - 22
SONIC	Elizabethtown, KY	1,326	332	—	—	—	—	1,326	332	—	1,658	62	2001	7/30/2021	10 - 15
SONIC	Jeffersontown, KY	676	319	—	—	—	—	676	319	—	995	70	1997	7/30/2021	7 - 15
SOPTI	West Allis, WI	1,154	809	—	—	—	—	1,154	809	—	1,963	71	2018	6/28/2021	12 - 32
STAR	Beavercreek, OH	582	710	—	—	—	—	582	710	—	1,292	151	2014	1/12/2018	11 - 51
STAR	Orland Park (Chicago), IL	954	847	—	—	—	—	954	847	—	1,801	195	1993	6/29/2018	5 - 30
STAR	Hagerstown, MD	755	1,620	—	—	—	—	755	1,620	—	2,375	230	2014	10/11/2018	11 - 51
STAR	Decatur, AL	473	627	—	—	—	—	473	627	—	1,100	78	2007	10/30/2018	25 - 45

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
STAR	Manchester, CN	725	995	—	—	—	—	725	995	—	1,720	84	1998	11/10/2020	14 - 49
STAR	Jacksonville, NC	665	483	—	—	—	—	665	483	—	1,148	81	2006	6/23/2020	10 - 30
STAR	Clinton, MS	620	478	—	—	—	—	620	478	—	1,098	48	2005	11/20/2020	10 - 45
STAR	Maryville, TN	1,469	490	—	—	—	—	1,469	490	—	1,959	54	2007	12/30/2020	10 - 45
STAR	Pelham, AL	1,613	558	—	—	—	—	1,613	558	—	2,171	53	2019	3/30/2021	13 - 43
STAR	Melrose Park, IL	1,278	913	—	—	6	—	1,278	919	—	2,197	104	2020	3/18/2021	14 - 34
STAR	Syracuse, NY	2,550	1,099	—	—	—	—	2,550	1,099	—	3,649	86	2019	4/1/2021	14 - 49
STKNS	Peru, IL	560	813	—	—	—	—	560	813	—	1,373	214	1996	11/9/2016	5 - 40
STKNS	Vero Beach, FL	435	930	—	—	—	—	435	930	—	1,365	239	1998	11/9/2016	10 - 40
STKNS	Indianapolis, IN	571	1,050	—	—	—	—	571	1,050	—	1,621	244	1989	1/12/2017	10 - 40
SUNAU	Chesterfield, MO	1,541	1,511	—	—	—	—	1,541	1,511	—	3,052	61	2008	12/12/2022	10 - 35
SUNAU	Manchester, MO	858	1,207	—	—	—	—	858	1,207	—	2,065	56	2006	12/12/2022	10 - 35
SUNAU	O'Fallon, MO	1,668	1,391	—	—	—	—	1,668	1,391	—	3,059	65	1998	12/12/2022	10 - 30
SVCKG	Fort Worth, TX	948	1,904	—	—	—	—	948	1,904	—	2,852	153	2002	8/2/2021	10 - 40
SVCKG	Plano, TX	1,446	1,952	—	—	—	—	1,446	1,952	—	3,398	156	2002	8/2/2021	10 - 40
TACOB	Newburgh, IN	139	1,069	—	—	—	—	139	1,069	—	1,208	182	1994	11/15/2016	14 - 53
TACOB	Columbia, SC	1,161	1,086	—	—	—	—	1,161	1,086	—	2,247	257	2009	1/13/2017	12 - 50
TACOB	Gas City, IN	503	951	—	—	—	—	503	951	—	1,454	204	1999	7/26/2017	5 - 40
TACOB	Logansport, IN	447	1,261	—	—	—	—	447	1,261	—	1,708	219	1990	7/26/2017	10 - 50
TACOB	Manchester, CT	1,393	—	—	—	—	—	1,393	—	—	1,393	—	2013	7/27/2018	—
TACOB	Greenwood, IN	540	—	—	—	—	—	540	—	—	540	—	2007	10/31/2018	—
TACOB	Grand Junction, CO	886	—	—	—	—	—	886	—	—	886	—	1996	1/18/2019	—
TACOB	Clovis, NM	307	—	—	—	—	—	307	—	—	307	—	1995	11/21/2019	—
TACOB	Southaven, MS	935	—	—	—	—	—	935	—	—	935	—	2006	12/20/2019	—
TACOB	El Paso, TX	1,197	—	—	—	—	—	1,197	—	—	1,197	—	2004	8/31/2022	—
TACOB	Shawnee, OK	1,238	789	—	—	—	—	1,238	789	—	2,027	6	2004	11/8/2023	10 - 25
TACOB	Carmel, IN	625	—	—	—	—	—	625	—	—	625	—	1992	12/30/2019	—
TAKE5	Orange Park, FL	3,203	1,782	—	—	—	—	3,203	1,782	—	4,985	41	2023	6/29/2023	15 - 30
TAKE5	Crown Point, IN	3,813	3,016	—	—	—	—	3,813	3,016	—	6,829	78	2019	6/29/2023	10 - 25
TAKE5	Harvey, LA	1,993	1,233	—	—	—	—	1,993	1,233	—	3,226	31	2022	6/29/2023	10 - 30
TAKE5	Gretna, LA	2,423	1,148	—	—	—	—	2,423	1,148	—	3,571	45	2015	6/29/2023	10 - 20
TAKE5	Tiffin, OH	2,476	984	—	—	—	—	2,476	984	—	3,460	32	2018	6/29/2023	10 - 20
TAKE5	Sidney, OH	4,556	1,089	—	—	—	—	4,556	1,089	—	5,645	38	2018	6/29/2023	10 - 20
TAKE5	Youngstown, OH	2,955	1,591	—	—	—	—	2,955	1,591	—	4,546	45	2022	6/29/2023	10 - 30

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
TAKE5	Sand Springs, OK	2,997	1,402	—	—	—	—	2,997	1,402	—	4,399	46	2004	6/29/2023	10 - 20
TAKE5	Blythewood, SC	2,580	1,232	—	—	—	—	2,580	1,232	—	3,812	42	2023	6/29/2023	10 - 25
TBANK	Greensboro, NC	941	—	—	—	—	—	941	—	—	941	—	1998	1/31/2022	—
TBANK	Virginia Beach, VA	2,157	—	—	—	—	—	2,157	—	—	2,157	—	1990	11/22/2022	—
THRIV	Elmhurst, IL	603	700	—	—	40	—	603	740	—	1,343	52	1976	8/24/2021	10 - 35
THRIV	Hoffman Estates, IL	3,003	8,458	—	—	—	—	3,003	8,458	—	11,461	390	2003	7/8/2022	10 - 35
TIRDI	Columbus, GA	1,820	1,797	—	—	—	—	1,820	1,797	—	3,617	29	1999	8/15/2023	10 - 35
TIRDI	Louisville, KY	733	1,096	—	—	—	—	733	1,096	—	1,829	—	2011	12/29/2023	10 - 35
TIRDI	Shelby, NC	796	1,685	—	—	—	—	796	1,685	—	2,481	32	1974	6/30/2023	10 - 40
TIRDI	Hillsboro. OH	1,165	817	—	—	—	—	1,165	817	—	1,982	18	2001	8/15/2023	10 - 25
TIRDI	Monroe, OH	880	917	—	—	—	—	880	917	—	1,797	—	2010	12/26/2023	10 - 35
TIRDI	Winchester, VA	1,305	1,681	—	—	—	—	1,305	1,681	—	2,986	39	1952	6/30/2023	10 - 30
TIRDI	Franklin, VA	428	545	—	—	—	—	428	545	—	973	13	1966	8/15/2023	10 - 20
TIRDI	Franklin, VA	1,850	911	—	—	—	—	1,850	911	—	2,761	16	2000	8/15/2023	10 - 30
TIRES	Overland Park, KS	1,395	650	—	—	—	—	1,395	650	—	2,045	167	1999	8/12/2020	5 - 25
TIRES	Athens, GA	287	402	—	—	—	—	287	402	—	689	111	1993	8/25/2021	5 - 20
TIRES	Athens, GA	366	781	—	—	—	—	366	781	—	1,147	63	1992	8/25/2021	10 - 40
TIRES	Bogart, GA	282	865	—	—	—	—	282	865	—	1,147	62	1990	8/25/2021	10 - 40
TIRES	Watkinsville, GA	297	802	—	—	—	—	297	802	—	1,099	63	1994	8/25/2021	10 - 40
TIRES	Athens, GA	1,187	1,020	—	—	—	—	1,187	1,020	—	2,207	81	1999	8/25/2021	10 - 40
TIRES	Loganville, GA	920	924	—	—	—	—	920	924	—	1,844	76	1999	8/25/2021	10 - 40
TIRES	Lawrenceville, GA	1,038	1,021	—	—	—	—	1,038	1,021	—	2,059	75	1998	8/25/2021	10 - 40
TIRES	Suwanee, GA	1,039	890	—	—	—	—	1,039	890	—	1,929	79	1998	8/25/2021	10 - 40
TIRES	Rockford, IL	1,080	1,114	—	—	—	—	1,080	1,114	—	2,194	74	1998	4/25/2022	10 - 35
TIRES	Toledo, OH	648	1,306	—	—	—	—	648	1,306	—	1,954	57	2002	10/19/2022	10 - 35
T-MO	Herkimer, NY	549	685	—	—	—	—	549	685	—	1,234	9	2023	6/30/2023	10 - 50
TORCH	St. Petersburg, FL	2,129	—	—	—	—	—	2,129	—	—	2,129	—	2018	10/19/2022	—
TXRD	Fort Gratiot, MI	1,248	—	—	—	—	—	1,248	—	—	1,248	—	2007	11/20/2018	—
TXRD	Sierra Vista, AZ	1,305	—	—	—	—	—	1,305	—	—	1,305	—	2007	11/20/2018	—
TXRD	Logan, UT	1,272	—	—	—	—	—	1,272	—	—	1,272	—	2009	5/1/2019	—
TXRD	La Crosse, WI	1,352	—	—	—	—	—	1,352	—	—	1,352	—	2012	7/25/2019	—
TXRD	Florence, SC	1,860	—	—	—	—	—	1,860	—	—	1,860	—	2019	12/30/2019	—
TXRD	Augusta, ME	860	—	—	—	—	—	860	—	—	860	—	2009	7/2/2020	—
TXRD	Aurora, CO	2,404	1,650	—	—	—	—	2,404	1,650	—	4,054	261	2000	6/26/2020	10 - 30
TXRD	Joilet, IL	1,660	1,856	—	—	—	—	1,660	1,856	—	3,516	244	2000	9/22/2020	10 - 30

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
TXRD	Ocala, FL	2,172	—	—	—	—	—	2,172	—	—	2,172	—	2019	9/24/2021	—
TXRD	East Peoria, IL	1,551	1,328	—	—	—	—	1,551	1,328	—	2,879	162	2002	2/25/2021	10 - 30
TXRD	Appleton, WI	598	2,783	—	—	—	—	598	2,783	—	3,381	50	2003	6/23/2023	10 - 30
USBNK	Littleton, CO	3,547	—	—	—	—	—	3,547	—	—	3,547	—	1982	4/30/2021	—
VACANT	Gadsden, AL	464	1,064	—	—	6	—	464	1,070	—	1,534	271	1985	12/15/2016	10 - 40
VACANT	Anniston, AL	200	611	—	—	—	—	200	611	—	811	133	2000	1/12/2017	8 - 48
VACANT	Whitehall, PA	971	—	—	—	—	—	971	—	—	971	—	1998	9/24/2021	—
VACANT	Hoover, AL	1,818	—	—	—	—	—	1,818	—	—	1,818	—	1988	3/30/2022	—
VCA	Fort Pierce, FL	787	1,625	—	—	—	—	787	1,625	—	2,412	124	2009	9/2/2021	10 - 35
VCA	St. Paul, MN	554	716	—	—	—	—	554	716	—	1,270	100	1940	6/10/2021	10 - 20
VCA	Lafayette, IN	258	725	—	—	44	—	258	769	—	1,027	76	1999	7/27/2022	10 - 15
VCA	Marshall, MI	291	1,314	—	—	—	—	291	1,314	—	1,605	119	2007	1/10/2022	10 - 35
VCA	Roanoke, VA	130	979	—	—	—	—	130	979	—	1,109	32	1960	4/6/2023	10 - 25
VILMD	Wheeling, IL	666	1,687	—	—	—	—	666	1,687	—	2,353	36	2006	4/21/2023	10 - 35
VRZN	North Augusta, SC	752	567	—	—	—	—	752	567	—	1,319	81	2016	12/30/2020	11 - 46
VRZN	Greenwood, IN	1,117	391	—	—	—	—	1,117	391	—	1,508	46	1998	12/30/2020	10 - 45
VRZN	Farmington, NM	1,400	516	—	—	—	—	1,400	516	—	1,916	42	2019	12/30/2020	14 - 49
VRZN	Kent, OH	965	527	—	—	—	—	965	527	—	1,492	50	2019	11/2/2020	14 - 49
VRZN	Zanesville, OH	1,156	476	—	—	—	—	1,156	476	—	1,632	41	2019	11/2/2020	14 - 49
VRZN	Philadelphia, OH	1,173	570	—	—	—	—	1,173	570	—	1,743	57	2019	11/2/2020	14 - 49
VRZN	Connellsville, PA	1,204	678	—	—	—	—	1,204	678	—	1,882	78	2019	11/2/2020	14 - 49
VRZN	Fort Meyers, FL	605	426	—	—	—	—	605	426	—	1,031	45	2006	10/16/2020	10 - 40
VRZN	Littleton, CO	1,411	458	—	—	—	—	1,411	458	—	1,869	31	1993	2/25/2022	10 - 35
WAWA	Absecon, NJ	458	581	—	—	—	—	458	581	—	1,039	12	1974	7/11/2023	10 - 30
WAWA	Maple Shade, NJ	459	852	—	—	—	—	459	852	—	1,311	18	1974	7/11/2023	10 - 25
WELLN	Gloversville, NY	1,204	936	—	—	—	—	1,204	936	—	2,140	75	2021	5/28/2021	15 - 45
WELLN	Brockport, NY	1,115	1,177	—	—	—	—	1,115	1,177	—	2,292	69	2021	12/28/2021	15 - 45
WELLN	Syracuse, NY	1,220	1,623	—	—	3	—	1,220	1,626	—	2,846	86	2021	12/28/2021	15 - 45
WELLN	Escanaba, MI	536	1,748	—	—	—	—	536	1,748	—	2,284	39	2022	12/20/2022	10 - 50
WELLN	Piqua, OH	1,012	1,418	—	—	—	—	1,012	1,418	—	2,430	53	2022	10/4/2022	15 - 39
WELLN	Troy, OH	1,153	1,689	—	—	—	—	1,153	1,689	—	2,842	63	2022	10/4/2022	15 - 39
WELLN	Mentor-on-the-lake, OH	967	1,791	—	—	—	—	967	1,791	—	2,758	64	2022	10/4/2022	15 - 39
WELLN	Berea, OH	854	2,087	—	—	—	—	854	2,087	—	2,941	72	2008	11/29/2022	10 - 35
WELLN	Streetboro, OH	1,122	1,869	—	—	—	—	1,122	1,869	—	2,991	68	2022	11/29/2022	15 - 39
WELLN	Martinsville, IN	997	981	—	—	—	—	997	981	—	1,978	26	2022	3/20/2023	10 - 35
WELLN	Columbus, IN	1,079	1,181	—	—	—	—	1,079	1,181	—	2,260	29	2022	3/31/2023	10 - 35
WELLN	Decatur, IN	931	1,312	—	—	—	—	931	1,312	—	2,243	27	2023	4/19/2023	10 - 40

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
WELLN	Gaylord, MI	718	1,504	—	—	—	—	718	1,504	—	2,222	21	2023	7/14/2023	10 - 40
WELLN	Dunkirk, NY	901	1,017	—	—	—	—	901	1,017	—	1,918	33	2019	3/13/2023	10 - 35
WELLN	Herkimer, NY	806	1,603	—	—	—	—	806	1,603	—	2,409	21	2023	6/30/2023	10 - 45
WELLS	Idaho Falls, ID	578	1,164	—	—	—	—	578	1,164	—	1,742	106	1985	9/23/2020	10 - 50
WELLS	Prattville, AL	2,387	—	—	—	—	—	2,387	—	—	2,387	—	2008	5/4/2022	—
WELLS	Nashville, TN	2,511	—	—	—	—	—	2,511	—	—	2,511	—	2008	5/4/2022	—
WENDY	Odessa, TX	822	1,327	—	—	—	—	822	1,327	—	2,149	318	1995	8/2/2016	10 - 45
WENDY	Warren, MI	323	946	—	—	—	—	323	946	—	1,269	222	2003	11/9/2016	10 - 40
WENDY	Grand Junction, CO	1,113	—	—	—	—	—	1,113	—	—	1,113	—	1994	1/18/2019	—
WENDY	Clayton, OH	814	1,097	—	—	—	—	814	1,097	—	1,911	211	2004	6/26/2019	5 - 40
WENDY	Warwick, RI	1,343	—	—	—	—	—	1,343	—	—	1,343	—	1999	12/24/2019	—
WENDY	Chesapeake, VA	1,133	—	—	—	—	—	1,133	—	—	1,133	—	1993	10/29/2020	—
WENDY	Columbia, MO	1,387	—	—	—	—	—	1,387	—	—	1,387	—	1985	2/21/2020	—
WHABU	Pensacola, FL	571	599	—	—	—	—	571	599	—	1,170	29	1986	11/14/2022	10 - 30
WILDF	San Antonio, TX	—	—	8	2,790	2,069	69	2,790	2,069	77	4,936	709	2008	11/14/2011	2 - 43
WWWIL	Dearborn, MI	1,714	3,806	—	—	46	—	1,714	3,852	—	5,566	114	1965	6/5/2023	10 - 25
WWWIL	Brunswick, OH	807	2,837	—	—	—	—	807	2,837	—	3,644	111	1972	6/5/2023	10 - 20
WWWIL	Cleveland, OH	188	1,145	—	—	—	—	188	1,145	—	1,333	36	1980	6/5/2023	10 - 25
ZAXBY	Snellville, GA	859	1,168	—	—	—	—	859	1,168	—	2,027	248	2003	11/9/2016	10 - 45
ASPDE/MTFRM/TACOB	Grandville, MI	2,131	3,833	—	—	—	—	2,131	3,833	—	5,964	54	2023	7/14/2023	14 - 50
ASPDE/STAR	Morries, IL	988	2,267	—	—	—	—	988	2,267	—	3,255	137	2021	7/23/2021	14 - 44
ASPDE/STAR/WELLN	Sturgis, MI	1,255	3,390	—	—	—	—	1,255	3,390	—	4,645	44	2023	8/30/2023	15 - 40
ASPDE/WELLN	Melrose Park, IL	1,744	2,482	—	—	18	—	1,744	2,500	—	4,244	179	2020	3/18/2021	14 - 44
ASPDE/WELLN	Oswego, NY	943	1,853	—	—	—	—	943	1,853	—	2,796	129	1997	12/3/2021	11 - 36
ASPDE/WELLN	Rome, NY	780	2,218	—	—	—	—	780	2,218	—	2,998	27	2018	8/3/2023	10 - 40
BJS/SLEEP/VRZN	Hagerstown, MD	1,341	4,590	—	—	—	—	1,341	4,590	—	5,931	377	1974	3/12/2020	14 - 49
BWW/CHIP	Clovis, NM	1,328	1,897	—	—	—	—	1,328	1,897	—	3,225	137	1997	11/22/2021	10 - 35
DAVTA/NEPHA	Panama City, FL	1,494	2,647	—	—	10	—	1,494	2,657	—	4,151	178	1985	12/30/2021	5 - 35
DTACO/BUDDY	New Baltimore, MI	435	2,351	—	—	—	—	435	2,351	—	2,786	323	2016	9/15/2017	14 - 54
EYECA/STOREB	Warwick, RI	951	1,469	—	—	—	—	951	1,469	—	2,420	93	2009	8/24/2021	10 - 45

FOUR CORNERS PROPERTY TRUST, INC. SCHEDULE III SCHEDULE OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION DECEMBER 31, 2023 (Dollars in thousands)
		Initial Cost to Company			Cost Capitalized Since Acquisition			Gross Carrying Value				Accumulated Depreciation	Construction Date	Acquisition Date	Life on which Depreciation in latest Statement of Income is Computed
Property (1)	Location	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total
LONGH/OLVGR/ADB	Auburn, ME	3,355	—	—	—	—	—	3,355	—	—	3,355	—	2005	10/31/2019	—
ORVSG/SS/JJ	San Antonio, TX	6,940	4,049	—	—	—	—	6,940	4,049	—	10,989	367	1970	12/24/2019	14 - 54
OUTB/HKREL	Dayton, OH	785	3,921	—	—	—	—	785	3,921	—	4,706	89	1969	5/31/2023	10 - 30
PANE/ATT	Terra Haute, IN	1,310	1,062	—	—	—	—	1,310	1,062	—	2,372	99	2005	10/26/2020	10 - 45
PEYES/USC/GC	Moline, IL	1,298	1,396	—	—	—	—	1,298	1,396	—	2,694	153	2017	12/10/2019	14 - 54
POB/VRZN	Mount Pleasant, WI	1,031	908	—	—	—	—	1,031	908	—	1,939	111	2017	1/29/2020	12 - 47
STAR/ATT	Overland Park, KS	1,695	1,674	—	—	—	—	1,695	1,674	—	3,369	61	2000	12/2/2022	10 - 35
STAR/GCLIP/BRONH	Battle Creek, MI	1,250	1,632	—	—	19	—	1,250	1,651	—	2,901	20	2022	7/14/2023	10 - 54
STAR/OAKST	Mishawaka, IN	2,735	2,543	—	—	—	—	2,735	2,543	—	5,278	35	2022	7/14/2023	10 - 45
STAR/VRZN/ATI	Huntington, IN	1,927	1,158	—	—	—	—	1,927	1,158	—	3,085	112	2019	11/28/2019	14 - 54
WELLN/ATT/ASPDE/BANFD/ADDUS	Chicago, IL	3,112	7,239	—	—	13	—	3,112	7,252	—	10,364	172	2008	12/29/2022	10 - 45
		$1,215,514	$1,326,582	$48,002	$25,351	$246,008	$87,964	$1,240,865	$1,572,590	$135,966	$2,949,421	$738,946

Tax Cost
The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $3.0 billion (unaudited) as of December 31, 2023.

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
BKBRO refers to the Brookshire Brothers® properties.
BLACK refers to the Black Angus Steakhouse properties.
BOBE refers to the Bob Evans® properties.
BOFA refers to the Bank of America® properties.
BOJAN refers to the Bojangles properties.
BP refers to the BP Products North America properties.
BRNSC refers to the BarnesCare® properties.
BRONH refers to the Bronson Healthcare® properties.
BUBBA refers to the Bubba's 33 properties.
BUDDY refers to the Buddy’s Pizza® properties.
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
COLUM refers to the Columbia Mall Car Wash properties.
COVEH refers to the Covenant Health System properties.
CRLJR refers to the Carl's Jr.® properties.
DAIRY refers to the Dairy Queen® properties.
DAVTA refers to the DaVita® properties.
DENNY refers to the Denny’s® properties.
DTACO refers to the Del Taco® properties.
DUNKN refers to the Dunkin Donuts® properties.
DUTCH refers to the Dutch Bros® properties.
EXOIL refers to the Express Oil® properties.
EYECA refers to the Eye Care for Animals® properties.
FASTP refers to the Fast Pace Health® properties.
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
HCAER refers to the HCA Emergency Room® properties.
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
MIDOR refers to the Midwest Orthopedic® properties.

MILLR refers to the Miller's Ale House® properties.
MOBET refers to the MO’Bettahs® properties.
MONRO refers to the Monro Tire’s® properties.
MPEDC refers to the Memphis Pediatric Clinic® properties.
MRTIR refers to the Mr. Tire® properties.
MTFRM refers to the Mattress Firm® properties.
NAPA refers to the NAPA Auto Parts® properties.
NEPHA refers to the Nephrology Associates® properties.
NTB refers to the National Tire & Battery® properties.
NVA refers to the National Veterinary Associates® properties.
OAKST refers to the Oak Street Health® properties.
OLVGR refers to the Olive Garden® properties.
OPTDE refers to the Optima Dermatology® properties.
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
POTB refers to the Potbelly Sandwich Shop® properties.
PVA refers to the Pathway Vet Alliance® properties.
RADNT refers to the RadNet Imaging® properties.
RALLY refers to the Rally's Drive-in® properties.

RBYT refers to the Ruby Tuesday® properties.
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
TAKE5 refers to the Take 5 Car Wash® properties.
TBANK refers to the Truist Bank® properties.
THRIV refers to the Thrive Vet Care® properties.
TIRDI refers to the Tire Discounters® properties.
TIRES refers to the Tires Plus properties.
TORCH refers to the Torchy's Tacos® properties.
T-MO refers to the T-Mobile® properties.
TXRD refers to the Texas Roadhouse® properties.
USBNK refers to the US Bank® properties.

USCEL refers to the U.S. Cellular® properties.
VCA refers to the VCA® properties.
VILMD refers to the VillageMD® properties.
VRZN refers to the Verizon Wireless® properties.
WAWA refers to the WAWA® properties.
WCASTL refers to the White Castle® properties.
WELLN refers to the WellNow Urgent Care® properties.
WELLS refers to the Wells Fargo Bank® properties.
WENDY refers to the Wendy’s® properties.
WHABU refers to the Whataburger® properties.
WILDF refers to the Wildfish Seafood Grille® properties.
WWWIL refers to the W.W. Williams® properties.
ZAXBY refers to the Zaxby’s® properties.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

	December 31, 2023	December 31, 2022
Carrying Costs
Balance - beginning of period	$2,655,702	$2,404,405
Additions placed in service	310,787	278,011
Movement: Held for Sale	—	(7,719)
Dispositions	(17,068)	(18,995)
Balance - end of year	$2,949,421	$2,655,702
Accumulated Depreciation
Balance - beginning of year	$(706,702)	$(682,430)
Depreciation expense	(33,983)	(28,090)
Movement: Held for Sale	—	724
Dispositions	1,739	3,094
Balance - end of year	$(738,946)	$(706,702)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
3.2
Four Corners Property Trust, Inc. Second Amended and Restated Bylaws, as amended on May 30, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 31, 2023).

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

10.2
First Amendment to Employment Agreement dated as of September 19, 2023, by and between Four Corners Property Trust, Inc. and William Lenehan (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2023).

10.3
First Amendment to Employment Agreement dated as of September 19, 2023, by and between Four Corners Property Trust, Inc. and Gerald Morgan (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2023).

10.4
First Amendment to Employment Agreement dated as of September 19, 2023, by and between Four Corners Property Trust, Inc. and James Brat (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 20, 2023).

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

10.21	Form of FY 2020 Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.22	Form of FY 2020 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.23	Second Amendment to Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.24	Second Amendment to Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
21.1*	List of Subsidiaries of Four Corners Property Trust, Inc.
23.1*	Consent of Independent Accountants
31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy for Recovery of Erroneously Awarded Compensation
99.1	Form of Lease (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.

E-2

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	February 15, 2024	By:	/s/ William H. Lenehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM H. LENEHAN William H. Lenehan	Director and Chief Executive Officer (Principal Executive Officer)	February 15, 2024

/S/ GERALD R. MORGAN Gerald R. Morgan	Chief Financial Officer (Principal Financial Officer)	February 15, 2024

/S/ NICCOLE M. STEWART Niccole M. Stewart	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2024

/S/ JOHN S. MOODY John S. Moody	Director and Chairman of the Board of Directors	February 15, 2024

/S/ DOUGLAS B. HANSEN Douglas B. Hansen	Director	February 15, 2024

/S/ CHARLES L. JEMLEY Charles L. Jemley	Director	February 15, 2024

/S/ BARBARA JESUELE Barbara Jesuele	Director	February 15, 2024

/S/ MARRAN H. OGILVIE Marran H. Ogilvie	Director	February 15, 2024

/S/ TONI STEELE Toni Steele	Director	February 15, 2024

/S/ ELIZABETH TENNICAN Elizabeth Tennican	Director	February 15, 2024
E-3