Form 10-Q
period 2024-03-31
Four Corners Property Trust, Inc.
filed 2024-05-02
CIK 1650132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
Number of shares of common stock outstanding as of May 2, 2024: 91,986,471

FOUR CORNERS PROPERTY TRUST, INC.
FORM 10 - Q
THREE MONTHS ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Real estate investments:
Land	$1,244,659	$1,240,865
Buildings, equipment and improvements	1,719,745	1,708,556
Total real estate investments	2,964,404	2,949,421
Less: Accumulated depreciation	(747,958)	(738,946)
Total real estate investments, net	2,216,446	2,210,475
Intangible lease assets, net	115,812	118,027
Total real estate investments and intangible lease assets, net	2,332,258	2,328,502
Cash and cash equivalents	26,079	16,322
Straight-line rent adjustment	65,926	64,752
Derivative assets	24,414	20,952
Deferred tax assets	1,320	1,248
Other assets	12,613	19,858
Total Assets	$2,462,610	$2,451,634

LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$509,780	$441,745
Senior unsecured notes, net of deferred financing costs	621,150	670,944
Dividends payable	31,656	31,539
Rent received in advance	12,300	14,309
Derivative liabilities	607	2,968
Other liabilities	22,887	30,266
Total liabilities	1,198,380	1,191,771

Equity:
Preferred stock, par value 0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value 0.0001 per share; 500,000,000 shares authorized, 91,989,203 and 91,617,477 shares issued and outstanding, respectively	9	9
Additional paid-in capital	1,268,361	1,261,940
Accumulated deficit	(33,888)	(26,276)
Accumulated other comprehensive income	27,538	21,977
Noncontrolling interest	2,210	2,213
Total equity	1,264,230	1,259,863
Total Liabilities and Equity	$2,462,610	$2,451,634
The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental revenue	$58,573	$52,197
Restaurant revenue	7,894	7,755
Total revenues	66,467	59,952
Operating expenses:
General and administrative	6,213	6,055
Depreciation and amortization	13,467	12,176
Property expenses	3,081	3,167
Restaurant expenses	7,564	7,295
Total operating expenses	30,325	28,693
Interest expense	(12,281)	(9,918)
Other income	240	300
Realized gain on sale, net	—	1,562
Income tax expense	(27)	(48)
Net income	24,074	23,155
Net income attributable to noncontrolling interest	(30)	(31)
Net Income Available to Common Shareholders	$24,044	$23,124

Basic net income per share:	$0.26	$0.27
Diluted net income per share:	$0.26	$0.27
Weighted average number of common shares outstanding:
Basic	91,719,475	85,833,602
Diluted	91,929,760	86,095,554
Dividends declared per common share	$0.3450	$0.3400

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$24,074	$23,155
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	8,670	(5,592)
Reclassification adjustment of derivative instruments included in net income	(3,102)	(2,078)
Other comprehensive income	5,568	(7,670)
Comprehensive income	29,642	15,485
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	30	31
Other comprehensive income (loss) attributable to noncontrolling interest	7	(11)
Comprehensive income attributable to noncontrolling interest	37	20
Comprehensive Income Attributable to Common Shareholders	$29,605	$15,465

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2023	91,617,477	$9	$1,261,940	$(26,276)	$21,977	$2,213	$1,259,863
Net income	—	—	—	24,044	—	30	24,074
Other comprehensive income	—	—	—	—	5,561	7	5,568
ATM proceeds, net of issuance costs	280,914	—	6,898	—	—	—	6,898
Dividends and distributions to equity holders	—	—	—	(31,656)	—	(40)	(31,696)
Stock-based compensation, net	90,812	—	(477)	—	—	—	(477)
Balance at March 31, 2024	91,989,203	$9	$1,268,361	$(33,888)	$27,538	$2,210	$1,264,230

For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2022	85,637,293	$9	$1,104,522	$576	$30,944	$2,259	$1,138,310
Net income	—	—	—	23,124	—	31	23,155
Other comprehensive income	—	—	—	—	(7,659)	(11)	(7,670)
ATM proceeds, net of issuance costs	324,182	—	8,905	—	—	—	8,905
Dividends and distributions to equity holders	—	—	—	(29,203)	—	(39)	(29,242)
Stock-based compensation, net	127,425	—	(491)	—	—	—	(491)
Balance at March 31, 2023	86,088,900	$9	$1,112,936	$(5,503)	$23,285	$2,240	$1,132,967

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows - operating activities
Net income	$24,074	$23,155
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,467	12,176
Realized gain on sale, net	—	(1,562)
Non-cash revenue adjustments	555	494
Amortization of financing costs	638	564
Stock-based compensation expense	1,640	1,767
Deferred income taxes	(72)	(44)
Changes in assets and liabilities:
Derivative assets and liabilities	(255)	367
Straight-line rent adjustment	(1,174)	(1,304)
Rent received in advance	(2,009)	1,166
Intangible assets (lease incentive payments)	(1,119)	—
Other assets and liabilities	(8,120)	1,152
Net cash provided by operating activities	27,625	37,931
Cash flows - investing activities
Purchases of real estate investments	(16,674)	(20,860)
Proceeds from sale of real estate investments	—	11,463
Change in advance deposits used in acquisition of real estate investments	225	(975)
Net cash used in investing activities	(16,449)	(10,372)
Cash flows - financing activities
Net proceeds from ATM equity issuance	6,898	8,905
Payment of deferred financing costs	(1,397)	—
Repayment of senior notes	(50,000)	—
Proceeds from term loan borrowing	85,000	—
Proceeds from revolving credit facility	34,000	—
Repayment of revolving credit facility	(50,000)	—
Payment of dividends to shareholders	(31,539)	(29,064)
Distributions to non-controlling interests	(40)	(39)
Employee shares withheld for taxes	(2,117)	(2,258)
Net cash used in financing activities	(9,195)	(22,456)
Net increase in cash and cash equivalents, including restricted cash	1,981	5,103
Cash and cash equivalents, including restricted cash, at beginning of period	24,783	26,296
Cash and cash equivalents, including restricted cash, at end of period	$26,764	$31,399
Supplemental disclosures:
Interest paid	$13,277	$7,856
Income taxes paid	$—	$2
Operating lease payments received (lessor)	$54,298	$48,617
Operating lease payments remitted (lessee)	$227	$237
Non-cash activities:
Dividends declared but not paid	$31,656	$29,203
Change in fair value of derivative instruments	$5,823	$(8,037)

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
Acquisition of Real Estate
The Company evaluates acquisitions to determine whether transactions should be accounted for as asset acquisitions or business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01. The Company has determined the land, building, site improvements, and in-places leases (if any) of assets acquired were each single assets as the building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. Additionally, the Company has not historically acquired a substantive process used to generate outputs. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset and there were no processes acquired, the acquisitions do not qualify as a business and are accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.
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
Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Income Statements. We did not record impairment expense during the three months ended March 31, 2024 or 2023.
Real Estate Held for Sale
Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at March 31, 2024 or December 31, 2023.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	March 31,	December 31,
(In thousands)	2024	2023
Cash and cash equivalents	$26,079	$16,322
Restricted cash (included in Other assets)	685	8,461
Total Cash, Cash Equivalents, and Restricted Cash	$26,764	$24,783

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
For leases where the Company is the lessor, we determine the classification upon commencement. At March 31, 2024, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component.
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
In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in intangible lease assets, net, on our Consolidated Balance Sheets. The Company paid lease incentives of $1.1 million to tenants during the three months ended March 31, 2024. During the year ended December 31, 2023, the Company paid lease incentives of $1.2 million to tenants.
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
Restaurant Revenue
Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At March 31, 2024 and December 31, 2023, credit card receivables, included in other assets, totaled $234 thousand and $293 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.
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
Realized Gain on Sale, Net
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
The Kerrow Restaurant Operating Business operates through a TRS and is taxed as a C corporation.
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
(Unaudited)
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
NOTE 3 – CONCENTRATION OF CREDIT RISK
Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 51.4% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We also are subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of March 31, 2024, we had 314 Olive Garden branded locations in our portfolio, which comprise approximately 28.2% of our leased properties and approximately 36.8% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 10.3% of our leased properties and approximately 10.4% of the revenues received under leases as of March 31, 2024. Our properties, including the Kerrow Restaurant Operating Business, are located in 47 states, with concentrations of 10% or greater of total rental revenue in one state: Texas (approximately 10.0%).
We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At March 31, 2024, our exposure to risk related to amounts due to us on our derivative instruments totaled $23.8 million, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.
NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET
Real Estate Investments, Net
Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Land	$1,244,659	$1,240,865
Buildings and improvements	1,583,758	1,572,590
Equipment	135,987	135,966
Total gross real estate investments	2,964,404	2,949,421
Less: Accumulated depreciation	(747,958)	(738,946)
Total real estate investments, net	2,216,446	2,210,475
Intangible lease assets, net	115,812	118,027
Total Real Estate Investments and Intangible Lease Assets, Net	$2,332,258	$2,328,502
During the three months ended March 31, 2024, the Company invested $16.7 million, including transaction costs, in four properties located in four states, and allocated the investment as follows: $3.8 million to land, $11.2 million to buildings and improvements, and $1.7 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 9.9 years as of March 31, 2024. During the three months ended March 31, 2024, no properties were sold.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables detail intangible lease assets and liabilities.

	March 31,	December 31,
(In thousands)	2024	2023
Acquired in-place lease intangibles	$138,548	$136,940
Above-market leases	13,821	13,821
Finance leases - right of use asset (1)	14,040	14,040
Lease incentives	9,343	8,224
Tenant improvements intangibles	3,605	3,605
Direct lease costs	445	360
Total	179,802	176,990
Less: Accumulated amortization	(63,990)	(58,963)
Intangible Lease Assets, Net	$115,812	$118,027
(1)    See Note 5 - Leases for additional information on finance leases - right of use assets.

	March 31,	December 31,
(In thousands)	2024	2023
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,468)	(1,414)
Intangible Lease Liabilities, Net	$1,142	$1,196
The value of acquired in-place leases amortized and included in depreciation and amortization expense was $4.4 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $308 thousand and $354 thousand for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, lease incentive amortization was $236 thousand and $135 thousand, respectively.
At March 31, 2024, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 8.6 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, lease incentives, and tenant improvement intangible was 8.2 years, 6.5 years, 10.1 years, 11.6 years, and 14.9 years, respectively.
Amortization of Lease Intangibles
The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment.

(In thousands)	March 31,
2024 (nine months)	$12,973
2025	15,146
2026	13,372
2027	10,990
2028	8,592
Thereafter	32,038
Total Future Amortization	$93,111
NOTE 5 – LEASES
Operating Leases as Lessee
As a lessee we record ROU assets and lease liabilities for the two ground leases at our Kerrow Restaurant Operating Business and a corporate office space, all of which qualified as operating leases. In calculating the lease obligations under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
ground leases and office lease, we used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
Operating Lease Liability
Maturities of operating lease liabilities were as follows:

(In thousands)	March 31,
2024 (nine months)	$540
2025	470
2026	310
2027	319
2028	319
Thereafter	4,435
Total Payments	6,393
Less: Interest	(1,880)
Operating Lease Liability	$4,513
The weighted-average discount rate for operating leases at March 31, 2024 was 4.36%. The weighted-average remaining lease term was 15.8 years.
Rental expense was $227 thousand and $240 thousand for the three months ended March 31, 2024 and 2023, respectively.
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
The following table shows the components of rental revenue for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(In thousands)	2024	2023
Lease revenue - operating leases	$55,888	$49,674
Variable lease revenue (tenant reimbursements)	2,685	2,523
Total Rental Revenue	$58,573	$52,197
Future Minimum Lease Payments to be Received
The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	March 31,
2024 (nine months)	$165,233
2025	219,450
2026	217,890
2027	209,856
2028	183,627
Thereafter	816,766
Total Future Minimum Lease Payments	$1,812,822

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Ground Leases as Lessee
As of March 31, 2024 and December 31, 2023, the Company had finance ground lease assets aggregating $13.9 million and $14.0 million, respectively. These assets are included in intangible lease assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 60 years to 95 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 89.8 years at March 31, 2024.
NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS
At March 31, 2024, our debt consisted of (1) $515 million of non-amortizing term loans and (2) $625 million of senior, unsecured, fixed rate notes. At December 31, 2023, our debt consisted of (1) $430 million of non-amortizing term loans and (2) $675 million of senior, unsecured, fixed rate notes. At March 31, 2024 and December 31, 2023, we had outstanding borrowings of $0 million and $16 million, respectively, under the revolving credit facility, and there were no outstanding letters of credit. At March 31, 2024, we had $250 million of borrowing capacity under the revolving credit facility. The revolving credit facility will mature on November 9, 2025 with a six month extension option. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 6.38% and 6.40% at March 31, 2024 and December 31, 2023, respectively.
Revolving Credit and Term Loan Agreement
On March 14, 2024, FCPT entered into an Incremental Amendment to the Third Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “Credit Agreement”). The Company utilized the accordion feature of the Third Amended and Restated Revolving Credit and Term Loan Agreement to enter into a new $85 million term loan (the “Term Loan”). The Term Loan matures in March 2027 with one twelve month extension exercisable at the Company’s option, subject to certain conditions.
The following table presents the Term Loan balances as of March 31, 2024 and December 31, 2023.

				Outstanding Balance
	Maturity	Interest		March 31,	December 31,
(Dollars in thousands)	Date	Rate		2024	2023
Term Loans:
Term loan due 2025	Nov 2025	6.41%	(a)	$150,000	$150,000
Term loan due 2026	Nov 2026	6.41%	(a)	100,000	100,000
Term loan due 2027	Jan 2027	6.36%	(a)	90,000	90,000
Term loan due 2027	Mar 2027	6.36%	(a)(b)	85,000	—
Term loan due 2028	Jan 2028	6.36%	(a)	90,000	90,000
Total Term Loans				$515,000	$430,000
(a) Loan is a variable‑rate loan which resets at Daily Simple SOFR + the applicable credit spread of 0.95% to 1.00% at March 31, 2024.
(b) Loan has a 12 month extension exercisable at the Company’s option, subject to certain conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note Purchase Agreements
The following table presents the senior unsecured fixed rate notes balance as of March 31, 2024 and December 31, 2023.

			Outstanding Balance
	Maturity	Interest	March 31,	December 31,
(Dollars in thousands)	Date	Rate	2024	2023
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$—	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	100,000
Total Notes			$625,000	$675,000
Debt Maturities
The following presents scheduled principal payments related to the Company’s debt.

(In thousands)	March 31,
Remainder of 2024	$—
2025	150,000
2026	150,000
2027	250,000
2028	140,000
Thereafter	450,000
Total Scheduled Principal Payments	$1,140,000
Deferred Financing Costs
At March 31, 2024 and December 31, 2023, term loan and revolving credit facility net unamortized deferred financing costs were approximately $5.2 million and $4.3 million, respectively. During the three months ended March 31, 2024 and 2023, amortization of deferred financing costs was $432 thousand and $403 thousand, respectively.
At March 31, 2024 and December 31, 2023, senior unsecured notes net unamortized deferred financing costs were approximately $3.9 million and $4.1 million, respectively. During the three months ended March 31, 2024 and 2023, amortization of deferred financing costs was $206 thousand and $161 thousand, respectively.
The Company was in compliance with all debt covenants at March 31, 2024 and December 31, 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
instruments to manage exposures that arise from business activities that result in our receipt or payment of future cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of March 31, 2024, $375 million of our variable-rate debt is hedged by swaps with notional values totaling $375 million. As of December 31, 2023, $375 million of our variable-rate debt was hedged by swaps with notional values totaling $375 million.
During the three months ended March 31, 2024, we entered into three interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

Product	Fixed Rate	Notional Amount (in thousands)	Index	Effective Date	Maturity Date
Swap	1.88%	$150,000	Daily Simple SOFR + 10 bps	11/09/2022	11/09/2024
Swap	0.44%	50,000	Daily Simple SOFR + 10 bps	10/25/2022	11/09/2025
Swap	2.70%	25,000	Daily Simple SOFR + 10 bps	11/09/2022	11/09/2025
Swap	4.12%	25,000	Daily Simple SOFR + 10 bps	03/09/2023	11/09/2026
Swap (1)	0.82%	50,000	Daily Simple SOFR + 10 bps	11/09/2023	11/09/2025
Swap	3.65%	25,000	Daily Simple SOFR + 10 bps	11/09/2023	11/09/2026
Swap	4.25%	25,000	Daily Simple SOFR + 10 bps	11/09/2023	11/09/2028
Swap	4.42%	25,000	Daily Simple SOFR + 10 bps	11/13/2023	11/09/2028
Swap	4.04%	25,000	Daily Simple SOFR + 10 bps	04/09/2024	04/09/2029
Swap	3.91%	30,000	Daily Simple SOFR + 10 bps	04/09/2024	04/09/2029
Swap	3.88%	30,000	Daily Simple SOFR + 10 bps	04/09/2024	04/09/2029
Swap	1.48%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2027
Swap	1.54%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2027
Swap	2.25%	25,000	1m Term SOFR	11/10/2025	11/09/2028
Swap	1.49%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2028
Swap	2.02%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/09/2028
(1) In November 2024, the notional amount of the swap will increase to $150 million
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the three months ended March 31, 2024, the Company terminated one cash flow hedge in connection with the $85 million Term Loan that was entered into on March 11, 2024 and funded on March 14, 2024. This cash flow hedge had a total notional value of $25 million and was entered into in August 2023 to hedge the interest rate on a future offering or term loan. The swap was terminated on February 28, 2024, with the corresponding asset of $211 thousand which will be amortized over the next 10 years as an increase to interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $11.4 million will be reclassified to earnings as a reduction to interest expense.
Non-designated Hedges
We do not use derivatives for trading or speculative purposes. During the three months ended March 31, 2024 and 2023, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2024 and December 31, 2023.

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value at		Balance Sheet Location	Fair Value at
(Dollars in thousands)		March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$24,414	$20,952	Derivative liabilities	$607	$2,968
Total		$24,414	$20,952		$607	$2,968
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)
The table below presents the effect of our interest rate swaps on comprehensive income for the three months ended March 31, 2024 and 2023.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three months ended March 31, 2024	$8,670	Interest expense	$(3,102)	$(12,281)
Three months ended March 31, 2023	(5,592)	Interest expense	(2,078)	(9,918)
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at March 31, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2024	$24,414	$—	$24,414	$(352)	$—	$24,062
December 31, 2023	20,952	—	20,952	(920)	—	20,032

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2024	$607	$—	$607	$(352)	$—	$255
December 31, 2023	2,968	—	2,968	(920)	—	2,048
Credit-risk-related Contingent Features
The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
At March 31, 2024 and December 31, 2023, the fair value of derivatives in a net asset position related to these agreements was $23.8 million and $18.0 million, respectively. As of March 31, 2024, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at March 31, 2024, we would have been entitled to the termination value of approximately $23.8 million.
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS
Other Assets
The components of other assets were as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Operating lease right-of-use asset	$3,794	$3,923
Restricted cash	685	8,461
Prepaid acquisition costs and deposits	1,100	1,364
Accounts receivable, net	3,169	2,985
Prepaid assets	1,953	1,176
Food and beverage inventories	266	238
Other	1,646	1,711
Total Other Assets	$12,613	$19,858
Other Liabilities
The components of other liabilities were as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Accrued interest expense	$8,892	$7,424
Tenant improvements payable and deposits	1,203	7,835
Operating lease liability	4,513	4,642
Accrued tenant property tax	2,303	2,518
Intangible lease liabilities, net	1,143	1,196
Accrued compensation	1,329	3,020
Accrued operating expenses	327	262
Accounts payable	955	1,263
Other	2,222	2,106
Total Other Liabilities	$22,887	$30,266

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 9 – INCOME TAXES
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2024 related to the REIT.
Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended March 31, 2024 and 2023, we recorded income tax expense of $27 thousand and $48 thousand, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. During the three months ended March 31, 2024, $72 thousand was recorded as a deferred tax benefit related to net operating losses and routine book-tax differences within income tax expense in the Consolidated Statements of Income. During the three months ended March 31, 2023, $44 thousand was recorded as a deferred tax benefit within income tax expense in the Consolidated Statements of Income.
NOTE 10 – EQUITY
Preferred Stock
At March 31, 2024 and December 31, 2023, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at March 31, 2024 and December 31, 2023.
Common Stock
At March 31, 2024 and December 31, 2023, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At March 31, 2024, there were 91,989,203 shares of the Company's common stock issued and outstanding.
On March 11, 2024, we declared a dividend of $0.3450 per share, which was paid in April 2024 to common stockholders of record as of March 28, 2024.
Common Stock Issuance Under the At-The-Market Program
In November 2022, the Company entered into its ATM program (the “current ATM program”), pursuant to which shares of the Company’s common stock having an aggregate gross sales price of up to $450.0 million may be offered and sold (1) by the Company to, or through, a consortium of banks acting as its sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, by privately negotiated transactions (including block sales) or by any other methods permitted by applicable law. In connection with the Company’s current ATM program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company did not execute or settle forward sale agreements during the three months ended March 31, 2024.
During the three months ended March 31, 2024, the Company issued 280,914 shares under the current ATM program at a weighted average share price of $24.56 for net proceeds of $6.9 million.
During the three months ended March 31, 2023, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 1,907,946 shares of common stock at a weighted average sales price of $27.73 per share before sales commissions and offering expenses. During the three months ended March 31, 2023, the Company physically settled a portion of these forward sale agreements and issued 324,182 shares under the current ATM program at a weighted average share price of $27.76 for net proceeds of $8.9 million.
At March 31, 2024, there was $237.7 million available for issuance under the current ATM program.
Noncontrolling Interest
At March 31, 2024, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the three months ended March 31, 2024, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $2.8 million and $2.9 million as of March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024, FCPT was the owner of approximately 99.88% of FCPT’s OP units. The remaining 0.12%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three months ended March 31, 2024, FCPT OP distributed $40 thousand to its unaffiliated limited partners.
Earnings Per Share
The following table presents the computation of basic and diluted net earnings per common share for the three months ended March 31, 2024 and 2023.

(In thousands except for shares and per share data)	Three Months Ended March 31,
	2024	2023
Average common shares outstanding – basic	91,719,475	85,833,602
Net effect of dilutive ATM forward sale agreements	—	27,922
Net effect of dilutive equity awards	210,285	234,030
Average common shares outstanding – diluted	91,929,760	86,095,554
Net income available to common shareholders	$24,044	$23,124
Basic net earnings per share	$0.26	$0.27
Diluted net earnings per share	$0.26	$0.27
For the three months ended March 31, 2024 and 2023, the number of outstanding equity awards that were anti-dilutive totaled 402,825 and 357,798, respectively.
Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended March 31, 2024 and 2023 was 114,559 and 114,559, respectively.
NOTE 11 – STOCK-BASED COMPENSATION
On June 10, 2022, the Board of Directors of FCPT adopted, and FCPT’s stockholders approved, the Amended and Restated Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Amended Plan”) to, among other things, increase the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
maximum number of shares of our common stock reserved for issuance under the 2015 Plan by 1,500,000 shares to 3,600,000 shares.
At March 31, 2024, 1,511,374 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $12.3 million at March 31, 2024 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2024	$1,672	$3,142	$2,648	$7,462
Equity grants	736	3,208	2,939	6,883
Equity grant forfeitures	(297)	(38)	(73)	(408)
Equity compensation expense	(209)	(884)	(547)	(1,640)
Unrecognized Compensation Cost at March 31, 2024	$1,902	$5,428	$4,967	$12,297
At March 31, 2024, the weighted average amortization period remaining for all of our equity awards was 2.3 years.
Restricted Stock Units
RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.
At March 31, 2024 and December 31, 2023, there were 205,482 and 191,081 RSUs outstanding, respectively. During the three months ended March 31, 2024, 30,525 RSUs were granted, 10,885 RSUs were forfeited, and 5,239 RSUs vested. Restrictions on these RSUs lapse through 2029.
Restricted Stock Awards
RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.
At March 31, 2024 and December 31, 2023, there were 231,920 and 198,636 RSAs outstanding, respectively. During the three months ended March 31, 2024, 132,566 RSAs were granted, 1,370 RSAs were forfeited, and restrictions on 97,912 RSAs lapsed and were distributed, of which 40,896 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2027. The Company expects all RSAs to vest.
Performance-Based Restricted Stock Awards
At March 31, 2024 and December 31, 2023, the target number of PSUs that were unvested was 240,726 and 225,654, respectively. During the three months ended March 31, 2024, PSUs with a target number of 90,637 shares were granted and 2,542 shares were forfeited. PSUs with a target number of 73,023 shares vested with a total shareholder return of 0.0% of target, resulting in the distribution of no shares.
The performance period of the unvested grants run from January 1, 2024 through December 31, 2026, from January 1, 2023 through December 31, 2025, and from January 1, 2022 through December 31, 2024. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a combination of relative shareholder return and total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2024 PSU grant, the Company used an implied volatility assumption of 21.9% (based on historical volatility), risk free rate of 4.09%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), which resulted in a grant date fair value of $2.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Based on the grant date fair value, the Company expects to recognize $2.7 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.
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

March 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$24,414	$—	$24,414
Liabilities
Derivative liabilities	$—	$607	$—	$607

December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$20,952	$—	$20,952
Liabilities
Derivative liabilities	$—	$2,968	$—	$2,968
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at March 31, 2024, and December 31, 2023 were classified as Level 2 of the fair value hierarchy.
Fair Value of Certain Financial Liabilities
The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets. The fair value of the debt (Level 2) is determined using the present value of the contractual cash flows, discounted at the current market cost of debt.

	March 31, 2024
(In thousands)	Carrying Value(1)	Fair Value
Term loan due November 2025	$150,000	$149,798
Term loan due November 2026	100,000	100,085
Term loan due January 2027	90,000	89,814
Term loan due March 2027	85,000	86,293
Term loan due January 2028	90,000	90,827
Senior fixed note due December 2026	50,000	48,869
Senior fixed note due June 2027	75,000	73,632
Senior fixed note due December 2028	50,000	48,676
Senior fixed note due April 2029	50,000	44,437
Senior fixed note due June 2029	50,000	45,121
Senior fixed note due April 2030	75,000	66,699
Senior fixed note due March 2031	50,000	42,837
Senior fixed note due April 2031	50,000	43,035
Senior fixed note due March 2032	75,000	64,107
Senior fixed note due July 2033	100,000	107,670

	December 31, 2023
(In thousands)	Carrying Value(1)	Fair Value
Term loan due November 2025	$150,000	$149,496
Term loan due November 2026	100,000	99,799
Term loan due January 2027	90,000	89,524
Term loan due January 2028	90,000	89,208
Senior fixed note due June 2024	50,000	49,641
Senior fixed note due December 2026	50,000	49,227
Senior fixed note due June 2027	75,000	74,282
Senior fixed note due December 2028	50,000	49,195
Senior fixed note due April 2029	50,000	44,742
Senior fixed note due June 2029	50,000	45,473
Senior fixed note due April 2030	75,000	67,262
Senior fixed note due March 2031	50,000	43,313
Senior fixed note due April 2031	50,000	43,441
Senior fixed note due March 2032	75,000	64,818
Senior fixed note due July 2033	100,000	109,521
Revolving credit facility due November 2025	16,000	15,946
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
NOTE 14 – SEGMENTS
During the three months ended March 31, 2024 and 2023, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.
The following tables present financial information by segment for the three months ended March 31, 2024 and 2023.
Three Months Ended March 31, 2024

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$58,573	$—	$—	$58,573
Intercompany rental revenue	217	—	(217)	—
Restaurant revenue	—	7,894	—	7,894
Total revenues	58,790	7,894	(217)	66,467
Operating expenses:
General and administrative	6,213	—	—	6,213
Depreciation and amortization	13,279	188	—	13,467
Property expenses	3,081	—	—	3,081
Restaurant expenses	—	7,781	(217)	7,564
Total operating expenses	22,573	7,969	(217)	30,325
Interest expense	(12,281)	—	—	(12,281)
Other income	240	—	—	240
Realized gain on sale, net	—	—	—	—
Income tax benefit (expense)	(59)	32	—	(27)
Net Income	$24,117	$(43)	$—	$24,074

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Three Months Ended March 31, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$52,197	$—	$—	$52,197
Intercompany rental revenue	214	—	(214)	—
Restaurant revenue	—	7,755	—	7,755
Total revenues	52,411	7,755	(214)	59,952
Operating expenses:
General and administrative	6,055	—	—	6,055
Depreciation and amortization	11,996	180	—	12,176
Property expenses	3,167	—	—	3,167
Restaurant expenses	—	7,509	(214)	7,295
Total operating expenses	21,218	7,689	(214)	28,693
Interest expense	(9,918)	—	—	(9,918)
Other income	300	—	—	300
Realized gain on sale, net	1,562	—	—	1,562
Income tax benefit (expense)	(52)	4	—	(48)
Net Income	$23,085	$70	$—	$23,155
The following tables present supplemental information by segment at March 31, 2024 and December 31, 2023.
Supplemental Segment Information at March 31, 2024

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,941,388	$23,016	$2,964,404
Accumulated depreciation	(740,149)	(7,809)	(747,958)
Total real estate investments, net	2,201,239	15,207	2,216,446
Cash and cash equivalents	24,823	1,256	26,079
Total assets	2,440,357	22,253	2,462,610
Total debt, net of deferred financing costs	1,130,930	—	1,130,930
Supplemental Segment Information at December 31, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,926,425	$22,996	$2,949,421
Accumulated depreciation	(731,345)	(7,601)	(738,946)
Total real estate investments, net	2,195,080	15,395	2,210,475
Cash and cash equivalents	14,776	1,546	16,322
Total assets	2,429,136	22,498	2,451,634
Total debt, net of deferred financing costs	1,112,689	—	1,112,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
NOTE 15 – SUBSEQUENT EVENTS
The Company reviewed its subsequent events and transactions that have occurred after March 31, 2024, the date of the Consolidated Balance Sheet, through May 2, 2024, and noted the following:
Acquisitions & Disposals
The Company invested $8.9 million in the acquisition of two net lease properties with an investment yield of approximately 7.1%, and approximately 9.8 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for the transactions as asset acquisitions in accordance with U.S. GAAP. There was no contingent liability associated with the transactions at March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. (the “Company”) uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2023. Any references to “FCPT,” “the Company,” “we,” “us,” or “our” refer to Four Corners Property Trust, Inc. as an independent, publicly traded, self-administered company.
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
During the three months ended March 31, 2024, FCPT acquired four properties for a total investment value of $16.7 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 9.9 years.
At March 31, 2024, our lease portfolio had the following characteristics:
•1,115 properties located in 47 states and representing an aggregate leasable area of 7.5 million square feet;
•99.6% occupancy (based on leasable square footage);
•An average remaining lease term of 7.6 years (weighted by annualized base rent);
•An average annual rent escalation of 1.4% through December 31, 2029 (weighted by annualized base rent);
•99.7% of the contractual base rent collected for the three months ended March 31, 2024; and
•59.5% investment-grade tenancy (weighted by annualized base rent).

Results of Operations
During the three months ended March 31, 2024 and 2023, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three months ended March 31, 2024 and 2023 as summarized in the table below:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues:
Rental revenue	$58,573	$52,197
Restaurant revenue	7,894	7,755
Total revenues	66,467	59,952
Operating expenses:
General and administrative	6,213	6,055
Depreciation and amortization	13,467	12,176
Property expenses	3,081	3,167
Restaurant expenses	7,564	7,295
Total operating expenses	30,325	28,693
Interest expense	(12,281)	(9,918)
Other income	240	300
Realized gain on sale, net	—	1,562
Income tax expense	(27)	(48)
Net income	24,074	23,155
Net income attributable to noncontrolling interest	(30)	(31)
Net Income Attributable to Common Shareholders	$24,044	$23,124

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Real Estate Operations
Rental Revenue
Rental revenue increased $6.4 million, or 12.2%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was due primarily to the acquisition of 89 leased properties during the year-over-year period from April 1, 2023 through March 31, 2024, which was partially offset by the disposal of four properties during the period. We do not anticipate these four dispositions to have a material impact on future revenue. During the three months ended March 31, 2024, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $2.7 million as compared to $2.5 million during the three months ended March 31, 2023. These amounts are also recognized in property expenses.
We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.
General and Administrative Expenses
General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $158 thousand, or 2.6%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in compensation-related and software expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $1.3 million, or 10.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to the acquisition of 89 properties, during the year-over-year period from April 1, 2023 through March 31, 2024.
Property Expense
We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended March 31, 2024, we recorded property expenses of $3.1 million, of which $2.7 million was reimbursed by tenants. During the three months ended March 31, 2023, we recorded property expenses of $3.2 million, of which $2.5 million was reimbursed by tenants.
Interest Expense
We incur interest expense on our $515 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased $2.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an issuance of $100 million of senior fixed notes in July 2023 and higher utilization of the revolving credit facility.
Realized Gain on Sale, Net
During the three months ended March 31, 2024, the Company did not sell any properties. During the three months ended March 31, 2023, the Company sold three properties with a combined net book value of $9.3 million for a realized gain on sale of $1.6 million.
Income Taxes
During the three months ended March 31, 2024 and 2023, our income tax expense was $27 thousand and $48 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio. During the three months ended

March 31, 2024, the net deferred tax asset at the Kerrow Restaurant Operating Business increased by $72 thousand. This deferred tax benefit related to net operating losses and routine book-tax differences and was recorded within income tax expense in the Consolidated Statements of Income.
Restaurant Operations
Restaurant revenues increased by $139 thousand, or 1.8%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher net pricing and continued emphasis in customer service.
Total restaurant expenses increased by $269 thousand, or 3.7%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in cost of goods sold and labor costs.

Critical Accounting Policies
The preparation of FCPT’s consolidated financial statements in conformance with U.S. GAAP requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2023 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.
New Accounting Standards
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Financial Condition
At March 31, 2024, we had $26.1 million of cash and cash equivalents and $250 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2025, subject to our ability to extend the term for one additional six-month period to May 9, 2026. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of March 31, 2024, we had no outstanding borrowings under the revolving credit facility. At March 31, 2024, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.80%.
On March 14, 2024, FCPT entered into an Incremental Amendment to the Third Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “Credit Agreement”). The Company utilized the accordion feature of the Third Amended and Restated Revolving Credit and Term Loan Agreement to enter into a new $85 million term loan (the “Term Loan”). The Term Loan matures in March 2027 with one twelve month extension exercisable at the Company’s option, subject to certain conditions.
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

Product	Notional Amount (in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
Swap	$150,000	11/09/2022	11/09/2024	1.88%	Daily Simple SOFR + 10 bps
Swap	50,000	10/25/2022	11/09/2025	0.44%	Daily Simple SOFR + 10 bps
Swap	25,000	11/09/2022	11/09/2025	2.70%	Daily Simple SOFR + 10 bps
Swap	25,000	03/09/2023	11/09/2026	4.12%	Daily Simple SOFR + 10 bps
Swap (1)	50,000	11/09/2023	11/09/2025	0.82%	Daily Simple SOFR + 10 bps
Swap	25,000	11/09/2023	11/09/2026	3.65%	Daily Simple SOFR + 10 bps
Swap	25,000	11/09/2023	11/09/2028	4.25%	Daily Simple SOFR + 10 bps
Swap	25,000	11/13/2023	11/09/2028	4.42%	Daily Simple SOFR + 10 bps
Swap	25,000	04/09/2024	04/09/2029	4.04%	Daily Simple SOFR + 10 bps
Swap	30,000	04/09/2024	04/09/2029	3.91%	Daily Simple SOFR + 10 bps
Swap	30,000	04/09/2024	04/09/2029	3.88%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2027	1.48%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2027	1.54%	Daily Simple SOFR + 10 bps
Swap	25,000	11/10/2025	11/09/2028	2.25%	1m Term SOFR
Swap	50,000	11/10/2025	11/09/2028	1.49%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2028	2.02%	Daily Simple SOFR + 10 bps
	(1) In November 2024, the notional amount of the swap will increase to $150 million
During the first three months of 2024, we entered into three interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.
The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the three months ended March 31, 2024, the Company terminated one cash flow hedge in connection with the $85 million Term Loan that was entered into on March 11, 2024 and funded on March 14, 2024. This cash flow hedge had a total notional value of $25 million and was entered into in August 2023 to hedge the interest rate on a future offering or term loan. The swap was terminated on February 28, 2024, with the corresponding asset of $211 thousand which will be amortized over the next 10 years as an increase to interest expense.

The Company has issued the following $625 million of senior unsecured fixed rate notes in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	March 31, 2024
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Senior Unsecured Fixed Rate Notes			$625,000
In November 2022, the Company entered into its current ATM program, pursuant to which shares of our common stock having an aggregate gross sales price of up to $450.0 million may be offered and sold (1) by us to, or through, a consortium of banks acting as our sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, by privately negotiated transactions (including block sales) or by any other methods permitted by applicable law.
The Company did not execute or settle forward sale agreements during the three months ended March 31, 2024.
During the three months ended March 31, 2024, the Company issued 280,914 shares under the current ATM program at a weighted average share price of $24.56 for net proceeds of $6.9 million.
During the three months ended March 31, 2023, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the current ATM program to sell 1,907,946 shares of common stock at a weighted average sales price of $27.73 per share before sales commissions and offering expenses. During the three months ended March 31, 2023, the Company physically settled a portion of these forward sale agreements and issued 324,182 shares under the current ATM program at a weighted average share price of $27.76 for net proceeds of $8.9 million.
At March 31, 2024, there was $237.7 million available for issuance under the current ATM program.
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
Supplemental Financial Measures
The following tables presents a reconciliation of U.S. GAAP net income to National Association of Real Estate Investment Trusts (“NAREIT”) funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Net income	$24,074	$23,155
Depreciation and amortization on real estate investments	13,430	12,144
Realized gain on sales of real estate	—	(1,562)
FFO (as defined by NAREIT)	$37,504	$33,737
Straight-line rent	(1,174)	(1,304)
Deferred income tax benefit (1)	(72)	(44)
Stock-based compensation	1,640	1,767
Non-cash amortization of deferred financing costs	638	564
Non-real estate investment depreciation	37	32
Other non-cash revenue adjustments	555	494
Adjusted Funds from Operations (AFFO)	$39,128	$35,246

Fully diluted shares outstanding (2)	92,044,319	86,210,113

FFO per diluted share	$0.41	$0.39

AFFO per diluted share	$0.43	$0.41
(1)    Amount represents non-cash deferred income tax benefit recognized in the three months ended March 31, 2024 and 2023, respectively, for income tax benefit at the Kerrow Restaurant Business.
(2)    Assumes the issuance of common shares for OP units held by non controlling partners.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A titled “Risk Factors.” Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2023.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2024, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in Part I, Item 1A. “Risk Factors” beginning on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
a.None.
b.None.
c.During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.
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

10.1
Waiver and Incremental Amendment No. 1 to Third Amended and Restated Revolving Credit and Term Loan Agreement, dated March 14, 2024, among Four Corners Operating Partnership, LP., Four Corners Property Trust, Inc., Four Corners GP, LLC, certain lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, and Barclays Bank PLC, as lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2024).

10.2
Transition Agreement, dated March 7, 2024, by and between Four Corner Property Trust, Inc. and Gerald R. Morgan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2024).

10.3
Amended and Restated Employment Agreement, dated March 7, 2024, by and between Four Corners Property Trust, Inc. and William H. Lenehan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2024).

10.4
Amended and Restated Employment Agreement, dated March 7, 2024, by and between Four Corners Property Trust, Inc. and James L. Brat (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 7, 2024).

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
101*
The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	May 2, 2024	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 2, 2024	By:	/s/ Gerald R. Morgan
Gerald R. Morgan
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 2, 2024	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)