Form 10-Q
period 2024-09-30
Four Corners Property Trust, Inc.
filed 2024-10-31
CIK 1650132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares of common stock outstanding as of October 31, 2024: 96,733,796

FOUR CORNERS PROPERTY TRUST, INC.

FORM 10 - Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Real estate investments:
Land	$1,289,751	$1,240,865
Buildings, equipment and improvements	1,783,185	1,708,556
Total real estate investments	3,072,936	2,949,421
Less: Accumulated depreciation	(766,401)	(738,946)
Total real estate investments, net	2,306,535	2,210,475
Intangible lease assets, net	118,473	118,027
Total real estate investments and intangible lease assets, net	2,425,008	2,328,502
Cash and cash equivalents	44,495	16,322
Straight-line rent adjustment	68,095	64,752
Derivative assets	14,495	20,952
Deferred tax assets	1,401	1,248
Other assets	10,850	19,858
Total Assets	$2,564,344	$2,451,634

LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$510,760	$441,745
Senior unsecured notes, net of deferred financing costs	621,476	670,944
Dividends payable	33,218	31,539
Rent received in advance	13,187	14,309
Derivative liabilities	7,373	2,968
Other liabilities	23,589	30,266
Total liabilities	1,209,603	1,191,771

Equity:
Preferred stock, par value 0.0001 per share; 25,000,000 authorized, zero shares issued and outstanding	—	—
Common stock, par value 0.0001 per share; 500,000,000 shares authorized, 96,510,405 and 91,617,477 shares issued and outstanding, respectively	10	9
Additional paid-in capital	1,390,314	1,261,940
Accumulated deficit	(48,547)	(26,276)
Accumulated other comprehensive income	10,792	21,977
Noncontrolling interest	2,172	2,213
Total equity	1,354,741	1,259,863
Total Liabilities and Equity	$2,564,344	$2,451,634

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental revenue	$59,288	$57,243	$176,400	$162,267
Restaurant revenue	7,503	7,596	23,337	23,196
Total revenues	66,791	64,839	199,737	185,463
Operating expenses:
General and administrative	5,847	5,498	18,064	17,153
Depreciation and amortization	13,606	13,418	40,418	37,411
Property expenses	2,614	2,916	8,531	8,742
Restaurant expenses	7,029	7,229	21,925	21,721
Total operating expenses	29,096	29,061	88,938	85,027
Interest expense	(12,324)	(12,276)	(36,929)	(32,245)
Other income	331	283	721	809
Realized gain on sale, net	—	318	—	2,053
Income tax (expense) benefit	(90)	89	(203)	(50)
Net income	25,612	24,192	74,388	71,003
Net income attributable to noncontrolling interest	(31)	(31)	(91)	(92)
Net Income Available to Common Shareholders	$25,581	$24,161	$74,297	$70,911

Basic net income per share:	$0.27	$0.27	$0.80	$0.81
Diluted net income per share:	$0.27	$0.27	$0.80	$0.80
Weighted average number of common shares outstanding:
Basic	94,390,037	90,366,861	92,645,482	87,872,205
Diluted	94,877,995	90,595,872	93,061,647	88,105,134
Dividends declared per common share	$0.3450	$0.3400	$1.0350	$1.0200

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$25,612	$24,192	$74,388	$71,003
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	(13,420)	6,609	(1,265)	12,020
Reclassification adjustment of derivative instruments included in net income	(3,444)	(3,007)	(9,933)	(7,645)
Other comprehensive income	(16,864)	3,602	(11,198)	4,375
Comprehensive income	8,748	27,794	63,190	75,378
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	31	31	91	92
Other comprehensive income attributable to noncontrolling interest	(20)	45	(13)	5
Comprehensive income attributable to noncontrolling interest	11	76	78	97
Comprehensive Income Attributable to Common Shareholders	$8,737	$27,718	$63,112	$75,281

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

For the Three Months Ended September 30, 2024

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at June 30, 2024	92,102,202	$9	$1,272,477	$(40,911)	$27,636	$2,201	$1,261,412
Net income	—	—	—	25,581	—	31	25,612
Other comprehensive income	—	—	—	—	(16,844)	(20)	(16,864)
ATM proceeds, net of issuance costs	4,412,272	1	116,044	—	—	—	116,045
Dividends and distributions to equity holders	—	—	—	(33,217)	—	(40)	(33,257)
Stock-based compensation, net	(4,069)	—	1,793	—	—	—	1,793
Balance at September 30, 2024	96,510,405	$10	$1,390,314	$(48,547)	$10,792	$2,172	$1,354,741

For the Nine Months Ended September 30, 2024

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2023	91,617,477	$9	$1,261,940	$(26,276)	$21,977	$2,213	$1,259,863
Net income	—	—	—	74,297	—	91	74,388
Other comprehensive income	—	—	—	—	(11,185)	(13)	(11,198)
ATM proceeds, net of issuance costs	4,792,842	1	125,327	—	—	—	125,328
Dividends and distributions to equity holders	—	—	—	(96,568)	—	(119)	(96,687)
Stock-based compensation, net	100,086	—	3,047	—	—	—	3,047
Balance at September 30, 2024	96,510,405	$10	$1,390,314	$(48,547)	$10,792	$2,172	$1,354,741

The accompanying notes are an integral part of this financial statement.

For the Three Months Ended September 30, 2023

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at June 30, 2023	90,565,846	$9	$1,233,775	$(12,602)	$31,757	$2,202	$1,255,141
Net income	—	—	—	24,161	—	31	24,192
Other comprehensive income	—	—	—	—	3,557	45	3,602
ATM proceeds, net of issuance costs	—	—	—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(30,724)	—	(39)	(30,763)
Stock-based compensation, net	(651)	—	1,472	—	—	—	1,472
Balance at September 30, 2023	90,565,195	$9	$1,235,247	$(19,165)	$35,314	$2,239	$1,253,644

For the Nine Months Ended September 30, 2023

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2022	85,637,293	$9	$1,104,522	$576	$30,944	$2,259	$1,138,310
Net income	—	—	—	70,911	—	92	71,003
Other comprehensive income	—	—	—	—	4,370	5	4,375
ATM proceeds, net of issuance costs	4,787,970	—	128,184	—	—	—	128,184
Dividends and distributions to equity holders	—	—	—	(90,652)	—	(117)	(90,769)
Stock-based compensation, net	139,932	—	2,541	—	—	—	2,541
Balance at September 30, 2023	90,565,195	$9	$1,235,247	$(19,165)	$35,314	$2,239	$1,253,644

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows - operating activities
Net income	$74,388	$71,003
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,418	37,411
Realized gain on sale, net	—	(2,053)
Non-cash revenue adjustments	1,563	1,510
Amortization of financing costs	1,944	1,720
Stock-based compensation expense	5,186	4,798
Deferred income taxes	(153)	(232)
Changes in assets and liabilities:
Derivative assets and liabilities	(336)	8,350
Straight-line rent adjustment	(3,343)	(4,358)
Rent received in advance	(1,122)	1,494
Intangible assets (lease incentive payments)	(1,624)	—
Other assets and liabilities	(6,230)	9,056
Net cash provided by operating activities	110,691	128,699
Cash flows - investing activities
Purchases of real estate investments	(136,653)	(328,469)
Proceeds from sale of real estate investments	—	24,087
Change in advance deposits in acquisition of real estate investments	(110)	(35)
Net cash used in investing activities	(136,763)	(304,417)
Cash flows - financing activities
Net proceeds from ATM equity issuance	125,328	128,184
Proceeds from issuance of senior notes	—	100,000
Repayment of senior notes	(50,000)	—
Payment of deferred financing costs	(1,397)	(1,098)
Proceeds from term loan borrowing	85,000	—
Proceeds from revolving credit facility	111,000	118,000
Repayment of revolving credit facility	(127,000)	(88,000)
Payment of dividends to shareholders	(94,889)	(88,991)
Distributions to non-controlling interests	(119)	(117)
Employee shares withheld for taxes	(2,139)	(2,257)
Net cash (used in) provided by financing activities	45,784	165,721
Net decrease in cash and cash equivalents, including restricted cash	19,712	(9,997)
Cash and cash equivalents, including restricted cash, at beginning of period	24,783	26,296
Cash and cash equivalents, including restricted cash, at end of period	$44,495	$16,299
Supplemental disclosures:
Interest paid	$43,652	$33,031
Income taxes paid	$408	$355
Operating lease payments received (lessor)	$167,335	$152,648
Operating lease payments remitted (lessee)	$693	$678
Non-cash activities:
Dividends declared but not paid	$33,218	$30,724
Change in fair value of derivative instruments	$(10,862)	$(3,975)

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

Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Income Statements as the original impairment. Provisions for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

impairment are included in depreciation and amortization expense in the accompanying Income Statements. We did not record impairment expense during the nine months ended September 30, 2024 or 2023.

Real Estate Held for Sale

Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at September 30, 2024 or December 31, 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$44,495	$16,322
Restricted cash (included in Other assets)	—	8,461
Total Cash, Cash Equivalents, and Restricted Cash	$44,495	$24,783

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

For leases where the Company is the lessor, we determine the classification upon commencement. At September 30, 2024, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component.

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

In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in intangible lease assets, net, on our Consolidated Balance Sheets. During the three months ended September 30, 2024, the Company paid lease incentives to tenants of $0.5 million. During the nine months ended September 30, 2024, the Company paid lease incentives to tenants of $1.6 million. During the three and nine months ended September 30, 2023, the Company paid lease incentives to tenants of $0.2 million.

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

Restaurant Revenue

Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, complimentary meals and gift cards. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At September 30, 2024 and December 31, 2023, credit card receivables, included in other assets, totaled $135 thousand and $293 thousand, respectively. We recognize revenue from our gift card sales when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

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

Realized Gain on Sale, Net

The Company recognizes gain on sale of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the nine months ended September 30, 2024, the Company did not sell any properties. During the three months ended September 30, 2023, the Company sold two properties, which resulted in a realized gain of $318 thousand. During the nine months ended September 30, 2023, the Company sold six properties, which resulted in a realized gain of $2.1 million.

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

NOTE 3 – CONCENTRATION OF CREDIT RISK

Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 49.3% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

We also are subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of September 30, 2024, we had 314 Olive Garden branded locations in our portfolio, which comprise approximately 27.2% of our leased properties and approximately 35.3% of the revenues received under leases. Longhorn Steakhouse branded restaurants comprise approximately 10.1% of our leased properties and approximately 10.0% of the revenues received under leases as of September 30, 2024. Our properties, including the Kerrow Restaurant Operating Business, are located in 47 states. There are no concentrations of 10% or greater of total rental revenue in any one state.

We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At September 30, 2024, our exposure to risk related to amounts due to us on our derivative instruments totaled $7.1 million, and the counterparty to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $250.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET

Real Estate Investments, Net

Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

(In thousands)	September 30, 2024	December 31, 2023
Land	$1,289,751	$1,240,865
Buildings and improvements	1,646,939	1,572,590
Equipment	136,246	135,966
Total gross real estate investments	3,072,936	2,949,421
Less: Accumulated depreciation	(766,401)	(738,946)
Total real estate investments, net	2,306,535	2,210,475
Intangible lease assets, net	118,473	118,027
Total Real Estate Investments and Intangible Lease Assets, Net	$2,425,008	$2,328,502

During the nine months ended September 30, 2024, the Company invested $136.7 million, including transaction costs, in 42 properties located in nineteen states, and allocated the investment as follows: $48.9 million to land, $74.6 million to buildings and improvements, and $13.1 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 11.7 years as of September 30, 2024. During the nine months ended September 30, 2024, no properties were sold.

During the nine months ended September 30, 2023, the Company invested $328.5 million, including transaction costs, in 90 properties located in twenty-six states, and allocated the investment as follows: $122.8 million to land, $172.8 million to buildings and improvements and $32.9 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties were 100% occupied under net leases, with a weighted average remaining lease term of 11.9 years as of September 30, 2023. During the nine months ended September 30, 2023, the Company sold six properties with a combined net book value of $20.6 million for a realized gain of $2.1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables detail intangible lease assets and liabilities.

(In thousands)	September 30, 2024	December 31, 2023
Acquired in-place lease intangibles	$149,757	$136,940
Above-market leases	13,821	13,821
Finance leases - right of use asset (1)	14,040	14,040
Lease incentives	10,108	8,224
Tenant improvements intangibles	3,605	3,605
Direct lease costs	682	360
Total	192,013	176,990
Less: Accumulated amortization	(73,540)	(58,963)
Intangible Lease Assets, Net	$118,473	$118,027

(1)
See Note 5 - Leases for additional information on finance leases - right of use assets.

(In thousands)	September 30, 2024	December 31, 2023
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,570)	(1,414)
Intangible Lease Liabilities, Net	$1,040	$1,196

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $4.2 million and $4.4 million for the three months ended September 30, 2024 and 2023, respectively, and $12.9 million and $12.3 million for the nine months ended September 30, 2024 and 2023, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $292 thousand and $326 thousand for the three months ended September 30, 2024 and 2023, respectively, and $891 thousand and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, lease incentive amortization was $203 thousand and $191 thousand, respectively, and $635 thousand and $473 thousand for the nine months ended September 30, 2024 and 2023, respectively.

At September 30, 2024, the total weighted average amortization period remaining for our intangible lease assets and liabilities was 8.7 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, lease incentives, and tenant improvement intangible was 8.4 years, 6.3 years, 10.1 years, 11.3 years, and 14.4 years, respectively.

Amortization of Lease Intangibles

The following table presents the estimated impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment.

(In thousands)	September 30,
2024 (Three Months)	$4,468
2025	16,294
2026	14,519
2027	12,138
2028	9,722
Thereafter	38,145
Total Future Amortization	$95,286

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Operating Lease Liability

Maturities of operating lease liabilities were as follows:

(In thousands)	September 30,
2024 (Three Months)	$181
2025	470
2026	310
2027	319
2028	319
Thereafter	4,433
Total Payments	6,032
Less: Interest	(1,784)
Operating Lease Liability	$4,248

The weighted-average discount rate for operating leases at September 30, 2024 was 4.42%. The weighted-average remaining lease term was 15.8 years.

Rental expense was $230 thousand and $226 thousand for the three months ended September 30, 2024 and 2023, respectively. Rental expense was $689 thousand and $683 thousand for the nine months ended September 30, 2024 and 2023, respectively.

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

The following table shows the components of rental revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Lease revenue - operating leases	$57,144	$54,882	$169,255	$155,149
Variable lease revenue (tenant reimbursements)	2,144	2,361	7,145	7,118
Total Rental Revenue	$59,288	$57,243	$176,400	$162,267

Future Minimum Lease Payments to be Received

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	September 30,
2024 (Three Months)	$57,563
2025	230,150
2026	229,198
2027	221,359
2028	195,210
Thereafter	893,569
Total Future Minimum Lease Payments	$1,827,049

Ground Leases as Lessee

As of September 30, 2024 and December 31, 2023, the Company had finance ground lease assets aggregating $13.9 million and $14.0 million, respectively. These assets are included in intangible lease assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining lease terms ranging from 59 years to 94 years, with options to extend certain of the lease terms for additional ninety-nine year terms, and the option to purchase the assets. The weighted average remaining non-cancelable lease term for the ground leases was 89 years at September 30, 2024.

NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS

At September 30, 2024, our debt consisted of (1) $515 million of non-amortizing term loans and (2) $625 million of senior, unsecured, fixed rate notes. At December 31, 2023, our debt consisted of (1) $430 million of non-amortizing term loans and (2) $675

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

million of senior, unsecured, fixed rate notes. At September 30, 2024 and December 31, 2023, we had no outstanding borrowings and outstanding borrowings of $16 million, respectively, under the revolving credit facility, and there were no outstanding letters of credit. At September 30, 2024, we had $250 million of borrowing capacity under the revolving credit facility. The revolving credit facility will mature on November 9, 2025 with a six month extension option. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 6.29% and 6.40% at September 30, 2024 and December 31, 2023, respectively.

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

The following table presents the Term Loan balances.

				Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate		September 30, 2024	December 31, 2023
Term Loans:
Term loan due 2025	Nov 2025	6.32%	(a)	$150,000	$150,000
Term loan due 2026	Nov 2026	6.32%	(a)	100,000	100,000
Term loan due 2027	Jan 2027	6.27%	(a)	90,000	90,000
Term loan due 2027	Mar 2027	6.27%	(a)(b)	85,000	—
Term loan due 2028	Jan 2028	6.27%	(a)	90,000	90,000
Total Term Loans				$515,000	$430,000

(a)
Loan is a variable‑rate loan which resets at Daily Simple SOFR + 10 basis points + the applicable credit spread of 0.95% to 1.00% at September 30, 2024.
(b)
Loan has a 12 month extension exercisable at the Company's option, subject to certain conditions.

Note Purchase Agreement

The following table presents the senior unsecured fixed rate notes balance.

			Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$—	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	100,000
Total Notes			$625,000	$675,000

Debt Maturities

The following presents scheduled principal payments related to the Company’s debt.

(In thousands)	September 30,
Remainder of 2024	$—
2025	150,000
2026	150,000
2027	250,000
2028	140,000
Thereafter	450,000
Total Scheduled Principal Payments	$1,140,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Deferred Financing Costs

At September 30, 2024 and December 31, 2023, term loan and revolving credit facility net unamortized deferred financing costs were approximately $4.2 million and $4.3 million, respectively. During the three months ended September 30, 2024 and 2023, amortization of deferred financing costs was $490 thousand and $403 thousand, respectively. During the nine months ended September 30, 2024 and 2023, amortization of deferred financing costs was $1.4 million and $1.2 million, respectively.

At September 30, 2024 and December 31, 2023, senior unsecured notes net unamortized deferred financing costs were approximately $3.5 million and $4.1 million, respectively. During the three months ended September 30, 2024 and 2023, amortization of deferred financing costs was $163 thousand and $189 thousand, respectively. During the nine months ended September 30, 2024 and 2023, amortization of deferred financing costs was $532 thousand and $511 thousand, respectively.

The Company was in compliance with all debt covenants at September 30, 2024 and December 31, 2023.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of September 30, 2024, $460 million of our variable-rate debt is hedged by swaps with notional values totaling $460 million. As of December 31, 2023, $375 million of our variable-rate debt was hedged by swaps with notional values totaling $375 million.

During the nine months ended September 30, 2024, we entered into four interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

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

(1)
In November 2024, the notional amount of the swap will increase to $150 million

The Company also enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the nine months ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2024, the Company terminated one cash flow hedge in connection with the $85 million Term Loan that was entered into on March 11, 2024 and funded on March 14, 2024. This cash flow hedge had a total notional value of $25 million and was entered into in August 2023 to hedge the interest rate on a future offering or term loan. The swap was terminated on February 28, 2024, with the corresponding asset of $211 thousand which will be amortized over the next 10 years as an increase to interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $6.6 million will be reclassified to earnings as a reduction to interest expense.

Non-designated Hedges

We do not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2024 and 2023, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet.

	Derivative Assets			Derivative Liabilities
	Balance	Fair Value at		Balance	Fair Value at
(Dollars in thousands)	Sheet Location	September 30, 2024	December 31, 2023	Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$14,495	$20,952	Derivative liabilities	$7,373	$2,968
Total		$14,495	$20,952		$7,373	$2,968

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)

The table below presents the effect of our interest rate swaps on comprehensive income.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three Months Ended September 30, 2024	$(13,420)	Interest expense	$(3,444)	$(12,324)
Three Months Ended September 30, 2023	6,609	Interest expense	(3,007)	(12,276)
Nine Months Ended September 30, 2024	(1,265)	Interest expense	(9,933)	(36,929)
Nine Months Ended September 30, 2023	12,020	Interest expense	(7,645)	(32,245)

Tabular Disclosure Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at September 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Assets	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2024	$14,495	$—	$14,495	$(1,639)	$—	$12,856
December 31, 2023	20,952	—	20,952	(920)	—	20,032

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Liabilities Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Liabilities	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2024	$7,373	$—	$7,373	$(1,639)	$—	$5,734
December 31, 2023	2,968	—	2,968	(920)	—	2,048

Credit-risk-related Contingent Features

The agreement with our derivative counterparty provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

At September 30, 2024 and December 31, 2023, the fair value of derivatives in a net asset position related to these agreements was $7.1 million and $18.0 million, respectively. As of September 30, 2024, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at September 30, 2024, we would have been entitled to the termination value of approximately $7.1 million.

NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS

Other Assets

The components of other assets were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Operating lease right-of-use asset	$3,534	$3,923
Accounts receivable, net	2,405	2,985
Prepaid acquisition costs and deposits	1,431	1,364
Prepaid assets	1,417	1,176
Food and beverage inventories	185	238
Restricted cash	—	8,461
Other	1,878	1,711
Total Other Assets	$10,850	$19,858

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Other Liabilities

The components of other liabilities were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Accrued interest expense	$8,690	$7,424
Tenant improvements payable and deposits	1,023	7,835
Operating lease liability	4,248	4,642
Accrued tenant property tax	3,361	2,518
Intangible lease liabilities, net	1,040	1,196
Accrued compensation	2,301	3,020
Accrued operating expenses	214	262
Accounts payable	652	1,263
Other	2,060	2,106
Total Other Liabilities	$23,589	$30,266

NOTE 9 – INCOME TAXES

We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the nine months ended September 30, 2024 related to the REIT.

Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended September 30, 2024, we recorded income tax expense of $90 thousand. During the three months ended September 30, 2023, we recorded income tax benefit of $89 thousand. During the nine months ended September 30, 2024 and 2023, we recorded income tax expense of $203 thousand and $50 thousand, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. During the three and nine months ended September 30, 2024, $61 thousand and $153 thousand, respectively, was recorded as a deferred tax benefit related to routine book-tax differences within income tax expense in the Consolidated Statements of Income. During the three and nine months ended September 30, 2023, $184 thousand and $232 thousand, respectively, was recorded as a deferred tax benefit within income tax expense in the Consolidated Statements of Income.

NOTE 10 – EQUITY

Preferred Stock

At September 30, 2024 and December 31, 2023, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at September 30, 2024 and December 31, 2023.

Common Stock

At September 30, 2024 and December 31, 2023, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At September 30, 2024, there were 96,510,405 shares of the Company's common stock issued and outstanding.

On March 11, 2024, we declared a dividend of $0.3450 per share, which was paid in April 2024 to common stockholders of record as of March 28, 2024.

On June 11, 2024, we declared a dividend of $0.3450 per share, which was paid in July 2024 to common stockholders of record as of June 28, 2024.

On September 16, 2024, we declared a dividend of $0.3450 per share, which was paid in October 2024 to common stockholders of record as of September 30, 2024.

Common Stock Issuance Under the At-The-Market Program

On September 17, 2024, the Company entered into a new ATM program (the "ATM program"), pursuant to which shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million may be offered and sold (1) by the Company to, or through, a consortium of banks acting as its sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, by privately negotiated transactions (including block sales) or by any other methods permitted by applicable law. The ATM program replaces the Company's previous $450.0 million ATM program (the "prior ATM program" and, together with the ATM program, the "ATM programs"), which was established in November 2022, under which the Company had sold shares of its common stock having an aggregate gross sales price of $404.8 million through September 17, 2024. In connection with the Company’s ATM programs, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.

During the three months ended September 30, 2024, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the ATM programs to sell 4,131,747 shares of common stock at a weighted average sales price of $27.79 per share before sales commissions and offering expenses. During the three months ended September 30, 2024, the Company physically settled a portion of its forward sale agreements and issued 950,000 shares at a net weighted average share price of $26.41 for net proceeds of $25.1 million.

During the three months ended September 30, 2024, the Company issued 4,412,272 shares under the ATM programs, including physically settled forward sale agreements, at a net weighted average share price of $26.30 for net proceeds of $116.0 million. During the nine months ended September 30, 2024, the Company issued 4,792,842 shares under the ATM programs, including physically settled forward sale agreements, at a net weighted average share price of $26.15 for net proceeds of $125.3 million.

The Company did not execute or settle forward sale agreements during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the prior ATM program to sell 1,907,946 shares of common stock at a weighted average sales price of $27.73 per share before sales commissions and offering expenses. During the nine months ended September 30, 2023, the Company physically settled its forward sale agreements under the prior ATM program and issued 4,437,970 shares at a net weighted average share price of $26.88 for net proceeds of $119.3 million.

During the three months ended September 30, 2023, the Company did not issue any shares under the prior ATM program. During the nine months ended September 30, 2023, the Company issued 4,787,970 shares under the prior ATM program, including physically settled forward sale agreements, at a net weighted average share price of $26.79 for net proceeds of $128.2 million.

At September 30, 2024, there was $483.3 million available for issuance under the ATM programs.

Noncontrolling Interest

At September 30, 2024, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the nine months ended September 30, 2024, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $3.4 million and $2.9 million as of September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, FCPT was the owner of approximately 99.88% of FCPT’s OP units. The remaining 0.12%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three and nine months ended September 30, 2024, FCPT OP distributed $40 thousand and $119 thousand, respectively, to its unaffiliated limited partners.

Earnings Per Share

The following table presents the computation of basic and diluted net earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except for shares and per share data)	2024	2023	2024	2023
Average common shares outstanding – basic	94,390,037	90,366,861	92,645,482	87,872,205
Net effect of dilutive equity awards	487,958	229,011	416,165	232,929
Average common shares outstanding – diluted	94,877,995	90,595,872	93,061,647	88,105,134
Net income available to common shareholders	$25,581	$24,161	$74,297	$70,911
Basic net earnings per share	$0.27	$0.27	$0.80	$0.81
Diluted net earnings per share	$0.27	$0.27	$0.80	$0.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

For the three months ended September 30, 2024 and 2023, the number of outstanding equity awards that were anti-dilutive totaled 396,218 and 353,787, respectively. For the nine months ended September 30, 2024 and 2023, the number of outstanding equity awards that were anti-dilutive totaled 468,011 and 349,869, respectively.

Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three and nine months ended September 30, 2024 and 2023 was 114,559 and 114,559, respectively.

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

At September 30, 2024, 1,532,106 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $10.0 million at September 30, 2024 as shown in the following table.

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2024	$1,672	$3,142	$2,648	$7,462
Equity grants	1,974	3,339	3,064	8,377
Equity grant forfeitures	(322)	(233)	(100)	(655)
Equity compensation expense	(1,035)	(2,343)	(1,808)	(5,186)
Unrecognized Compensation Cost at September 30, 2024	$2,289	$3,905	$3,804	$9,998

At September 30, 2024, the weighted average amortization period remaining for all of our equity awards was 2.0 years.

Restricted Stock Units

RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.

At September 30, 2024 and December 31, 2023, there were 243,685 and 191,081 RSUs outstanding, respectively. During the three months ended September 30, 2024, no RSUs were granted, no RSUs were forfeited, and no RSUs vested. During the nine months ended September 30, 2024, 80,997 RSUs were granted, 11,772 RSUs were forfeited, and 16,621 RSUs vested. Restrictions on these RSUs lapse through 2029.

Restricted Stock Awards

RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.

At September 30, 2024 and December 31, 2023, there were 227,191 and 198,636 RSAs outstanding, respectively. During the three months ended September 30, 2024, no RSAs were granted and 3,486 RSAs were forfeited. There were 2,535 RSAs vested, of which 784 were designated for tax withholdings. During the nine months ended September 30, 2024, 137,983 RSAs were granted, 8,981 RSAs were forfeited, and restrictions on 100,447 RSAs lapsed and were distributed, of which 41,680 RSAs were designated for tax withholdings. Restrictions on these RSAs lapse through 2027. The Company expects all RSAs to vest.

Performance-Based Restricted Stock Awards

At September 30, 2024 and December 31, 2023, the target number of PSUs that were unvested was 245,004 and 225,654, respectively. During the three months ended September 30, 2024, no PSUs were granted, no PSUs vested, and no PSUs were forfeited. During the nine months ended September 30, 2024, PSUs with a target number of 95,682 shares were granted and 3,309 PSUs were forfeited. PSUs with a target number of 73,023 shares vested with a total shareholder return of 0.0% of target, resulting in the distribution of no shares.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

September 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$14,495	$—	$14,495
Liabilities
Derivative liabilities	$—	$7,373	$—	$7,373

December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$20,952	$—	$20,952
Liabilities
Derivative liabilities	$—	$2,968	$—	$2,968

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at September 30, 2024, and December 31, 2023 were classified as Level 2 of the fair value hierarchy.

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

	September 30, 2024		December 31, 2023
(In thousands)	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Term loan due November 2025	$150,000	$149,904	$150,000	$149,496
Term loan due November 2026	100,000	100,109	100,000	99,799
Term loan due January 2027	90,000	89,877	90,000	89,524
Term loan due March 2027	85,000	86,116	—	—
Term loan due January 2028	90,000	90,754	90,000	89,208
Senior fixed note due June 2024	—	—	50,000	49,641
Senior fixed note due December 2026	50,000	49,959	50,000	49,227
Senior fixed note due June 2027	75,000	75,372	75,000	74,282
Senior fixed note due December 2028	50,000	50,110	50,000	49,195
Senior fixed note due April 2029	50,000	46,214	50,000	44,742
Senior fixed note due June 2029	50,000	46,858	50,000	45,473
Senior fixed note due April 2030	75,000	69,461	75,000	67,262
Senior fixed note due March 2031	50,000	44,758	50,000	43,313
Senior fixed note due April 2031	50,000	44,978	50,000	43,441
Senior fixed note due March 2032	75,000	66,992	75,000	64,818
Senior fixed note due July 2033	100,000	111,002	100,000	109,521
Revolving credit facility due November 2025	—	—	16,000	15,946

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

NOTE 14 – SEGMENTS

During the three and nine months ended September 30, 2024 and 2023, we operated in two segments: real estate operations and restaurant operations. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. Expenses incurred at our corporate office are allocated to real estate operations. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables present financial information by segment.

Three Months Ended September 30, 2024

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$59,288	$—	$—	$59,288
Intercompany rental revenue	217	—	(217)	—
Restaurant revenue	—	7,503	—	7,503
Total revenues	59,505	7,503	(217)	66,791
Operating expenses:
General and administrative	5,847	—	—	5,847
Depreciation and amortization	13,413	193	—	13,606
Property expenses	2,614	—	—	2,614
Restaurant expenses	—	7,246	(217)	7,029
Total operating expenses	21,874	7,439	(217)	29,096
Interest expense	(12,324)	—	—	(12,324)
Other income	331	—	—	331
Realized gain on sale, net	—	—	—	—
Income tax expense	(86)	(4)	—	(90)
Net Income	$25,552	$60	$—	$25,612

Three Months Ended September 30, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$57,243	$—	$—	$57,243
Intercompany rental revenue	214	—	(214)	—
Restaurant revenue	—	7,596	—	7,596
Total revenues	57,457	7,596	(214)	64,839
Operating expenses:
General and administrative	5,498	—	—	5,498
Depreciation and amortization	13,237	181	—	13,418
Property expenses	2,916	—	—	2,916
Restaurant expenses	—	7,443	(214)	7,229
Total operating expenses	21,651	7,624	(214)	29,061
Interest expense	(12,276)	—	—	(12,276)
Other income	283	—	—	283
Realized gain on sale, net	318	—	—	318
Income tax (expense) benefit	(54)	143	—	89
Net Income	$24,077	$115	$—	$24,192

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Nine Months Ended September 30, 2024

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$176,400	$—	$—	$176,400
Intercompany rental revenue	650	—	(650)	—
Restaurant revenue	—	23,337	—	23,337
Total revenues	177,050	23,337	(650)	199,737
Operating expenses:
General and administrative	18,064	—	—	18,064
Depreciation and amortization	39,856	562	—	40,418
Property expenses	8,531	—	—	8,531
Restaurant expenses	—	22,575	(650)	21,925
Total operating expenses	66,451	23,137	(650)	88,938
Interest expense	(36,929)	—	—	(36,929)
Other income	721	—	—	721
Realized gain on sale, net	—	—	—	—
Income tax (expense) benefit	(207)	4	—	(203)
Net Income	$74,184	$204	$—	$74,388

Nine Months Ended September 30, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Intercompany	Total
Revenues:
Rental revenue	$162,267	$—	$—	$162,267
Intercompany rental revenue	641	—	(641)	—
Restaurant revenue	—	23,196	—	23,196
Total revenues	162,908	23,196	(641)	185,463
Operating expenses:
General and administrative	17,153	—	—	17,153
Depreciation and amortization	37,048	363	—	37,411
Property expenses	8,742	—	—	8,742
Restaurant expenses	—	22,362	(641)	21,721
Total operating expenses	62,943	22,725	(641)	85,027
Interest expense	(32,245)	—	—	(32,245)
Other income	809	—	—	809
Realized gain on sale, net	2,053	—	—	2,053
Income tax (expense) benefit	(159)	109	—	(50)
Net Income	$70,423	$580	$—	$71,003

The following tables present supplemental information by segment.

Supplemental Segment Information at September 30, 2024

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,049,660	$23,276	$3,072,936
Accumulated depreciation	(758,251)	(8,150)	(766,401)
Total real estate investments, net	$2,291,409	$15,126	$2,306,535
Cash and cash equivalents	$43,171	$1,324	$44,495
Total assets	$2,542,444	$21,900	$2,564,344
Total debt, net of deferred financing costs	$1,132,236	$—	$1,132,236

Supplemental Segment Information at December 31, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,926,425	$22,996	$2,949,421
Accumulated depreciation	(731,345)	(7,601)	(738,946)
Total real estate investments, net	$2,195,080	$15,395	$2,210,475
Cash and cash equivalents	$14,776	$1,546	$16,322
Total assets	$2,429,136	$22,498	$2,451,634
Total debt, net of deferred financing costs	$1,112,689	$—	$1,112,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

The Company reviewed its subsequent events and transactions that have occurred after September 30, 2024, the date of the Consolidated Balance Sheet, through October 31, 2024, and noted the following:

Acquisitions & Disposals

The Company invested $11.7 million in the acquisition of four net lease properties with an investment yield of approximately 7.2%, and approximately 10.8 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for the transactions as asset acquisitions in accordance with U.S. GAAP. There was no contingent liability associated with the transactions at September 30, 2024.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2023 and in the Quarterly Report on Form 10-Q of Four Corners Property Trust, Inc. for the quarters ended March 31, 2024 and June 30, 2024. Any references to “FCPT,” “the Company,” “we,” “us,” or “our” refer to Four Corners Property Trust, Inc. as an independent, publicly traded, self-administered company.

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

During the nine months ended September 30, 2024, FCPT acquired 42 properties for a total investment value of $136.7 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 11.7 years.

At September 30, 2024, our lease portfolio had the following characteristics:

•
1,153 properties located in 47 states and representing an aggregate leasable area of 7.8 million square feet;
•
99.6% occupancy (based on leasable square footage);

•
An average remaining lease term of 7.3 years (weighted by annualized base rent);
•
An average annual rent escalation of 1.4% through December 31, 2029 (weighted by annualized base rent);
•
99.8% of the contractual base rent collected for the three months ended September 30, 2024; and
•
57% investment-grade tenancy (weighted by annualized base rent).

Results of Operations

During the three and nine months ended September 30, 2024 and 2023, we operated in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and nine months ended September 30, 2024 and 2023 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Rental revenue	$59,288	$57,243	$176,400	$162,267
Restaurant revenue	7,503	7,596	23,337	23,196
Total revenues	66,791	64,839	199,737	185,463
Operating expenses:
General and administrative	5,847	5,498	18,064	17,153
Depreciation and amortization	13,606	13,418	40,418	37,411
Property expenses	2,614	2,916	8,531	8,742
Restaurant expenses	7,029	7,229	21,925	21,721
Total operating expenses	29,096	29,061	88,938	85,027
Interest expense	(12,324)	(12,276)	(36,929)	(32,245)
Other income	331	283	721	809
Realized gain on sale, net	—	318	—	2,053
Income tax (expense) benefit	(90)	89	(203)	(50)
Net income	25,612	24,192	74,388	71,003
Net income attributable to noncontrolling interest	(31)	(31)	(91)	(92)
Net Income Attributable to Common Shareholders	$25,581	$24,161	$74,297	$70,911

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Real Estate Operations

Rental Revenue

Rental revenue increased $2.0 million, or 3.6%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was due primarily to the acquisition of 48 leased properties during the year-over-year period from October 1, 2023 through September 30, 2024, which was partially offset by the disposal of one property during the period. We do not anticipate the disposition to have a material impact on future revenue. During the three months ended September 30, 2024, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $2.1 million as compared to $2.4 million during the three months ended September 30, 2023. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expenses

General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $349 thousand, or 6.3%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase in cash compensation-related expenses and increased non-cash stock compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $0.2 million, or 1.4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to the acquisition of 48 properties, during the year-over-year period from October 1, 2023 through September 30, 2024.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, and franchise taxes. During the three months ended September 30, 2024, we recorded property expenses of $2.6 million, of which $2.1 million was reimbursed by tenants. During the three months ended September 30, 2023, we recorded property expenses of $2.9 million, of which $2.4 million was reimbursed by tenants.

Interest Expense

We incur interest expense on our $515 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased by less than $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the issuance of the additional $85 million term loan in March 2024, which was offset by a reduction of interest expense due to the repayment of the $50 million senior unsecured fixed rate note.

Realized Gain on Sale, Net

During the three months ended September 30, 2024, the Company did not sell any properties. During the three months ended September 30, 2023, the Company sold two properties with a net book value of $9.5 million for a realized gain on sale of $318 thousand.

Income Taxes

During the three months ended September 30, 2024, our income tax expense was $90 thousand. During the three months ended September 30, 2023, we recorded an income tax benefit of $89 thousand. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio. During the three months ended September 30, 2024, the net deferred tax asset at the Kerrow Restaurant Operating Business increased by $61 thousand. This deferred tax benefit related to routine book-tax differences and was recorded within income tax expense in the Consolidated Statements of Income.

Restaurant Operations

Restaurant revenues decreased by less than $0.1 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to city construction projects outside two locations, partially offset by higher net pricing.

Total restaurant expenses decreased by $200 thousand, or 2.8%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to improved staffing and a reduction in overtime hours.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Real Estate Operations

Rental Revenue

Rental revenue increased $14.1 million, or 8.7%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was due to the acquisition of 48 leased properties during the year-over-year period from October 1, 2023 through September 30, 2024, which was partially offset by the disposal of one property during the period. We do not anticipate the disposition to have a material impact on future revenue. During the nine months ended September 30, 2024, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $7.1 million as compared to $7.1 million during the nine months ended September 30, 2023. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expenses

General and administrative expense is comprised of costs associated with staff, office rent, legal, accounting, information technology, and other professional services and other administrative services in association with our real estate operations and our REIT structure and reporting requirements. General and administrative expenses increased $911 thousand, or 5.3%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in compensation-related expenses and increased non-cash stock compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments that have estimated lives ranging from two to fifty-five years. Depreciation and amortization increased by approximately $3.0 million, or 8.0%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to the acquisition of 48 properties, during the year-over-year period from October 1, 2023 through September 30, 2024.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties and franchise taxes. During the nine months ended September 30, 2024, we recorded property expenses of $8.5 million, of which $7.1 million was reimbursed by tenants. During the nine months ended September 30, 2023, we recorded property expenses of $8.7 million, of which $7.1 million was reimbursed by tenants.

Interest Expense

We incur interest expense on our $515 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased $4.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the issuance of $100 million of senior fixed rate notes in July 2023 and the issuance of the additional $85 million term loan in March 2024, which was partially offset by a reduction of interest expense due to the repayment of the $50 million senior unsecured fixed rate note.

Realized Gain on Sale, Net

During the nine months ended September 30, 2024, the Company did not sell any properties. During the nine months ended September 30, 2023, the Company sold six properties with a combined net book value of $20.6 million for a realized gain on sale of $2.1 million.

Income Taxes

During the nine months ended September 30, 2024 and 2023, our income tax expense was $203 thousand and $50 thousand, respectively. The income tax provision consists of federal, state, and local income taxes incurred by the Kerrow Restaurant Operating Business, and state and local income taxes we incurred on our lease portfolio. During the nine months ended September 30, 2024, the net deferred tax asset at the Kerrow Restaurant Operating Business increased by $153 thousand. This deferred tax benefit related to routine book-tax differences and was recorded within income tax expense in the Consolidated Statements of Income.

Restaurant Operations

Restaurant revenues increased by $141 thousand, or 0.6%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to higher net pricing, partially offset by city construction projects outside two locations.

Total restaurant expenses increased by $204 thousand, or 0.9%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in cost of goods sold.

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

Liquidity and Financial Condition

At September 30, 2024, we had $44.5 million of cash and cash equivalents and $250 million of borrowing capacity under our revolving credit facility, which expires on November 9, 2025, subject to our ability to extend the term for one additional six-month period to May 9, 2026. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of September 30, 2024, we had no outstanding borrowings under the revolving credit facility. At September 30, 2024, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.76%.

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

Product	Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
Swap	$150,000	11/09/2022	11/09/2024	1.88%	Daily Simple SOFR + 10 bps
Swap	50,000	10/25/2022	11/09/2025	0.44%	Daily Simple SOFR + 10 bps
Swap	25,000	11/09/2022	11/09/2025	2.70%	Daily Simple SOFR + 10 bps
Swap	25,000	03/09/2023	11/09/2026	4.12%	Daily Simple SOFR + 10 bps
Swap (1)	50,000	11/09/2023	11/09/2025	0.82%	Daily Simple SOFR + 10 bps
Swap	25,000	11/09/2023	11/09/2026	3.65%	Daily Simple SOFR + 10 bps
Swap	25,000	11/09/2023	11/09/2028	4.25%	Daily Simple SOFR + 10 bps
Swap	25,000	11/13/2023	11/09/2028	4.42%	Daily Simple SOFR + 10 bps
Swap (2)	25,000	04/09/2024	04/09/2029	4.04%	Daily Simple SOFR + 10 bps
Swap (2)	30,000	04/09/2024	04/09/2029	3.91%	Daily Simple SOFR + 10 bps
Swap (2)	30,000	04/09/2024	04/09/2029	3.88%	Daily Simple SOFR + 10 bps
Swap (2)	25,000	11/09/2024	11/09/2029	3.97%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2027	1.48%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2027	1.54%	Daily Simple SOFR + 10 bps
Swap	25,000	11/10/2025	11/09/2028	2.25%	1 month Term SOFR
Swap	50,000	11/10/2025	11/09/2028	1.49%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/09/2028	2.02%	Daily Simple SOFR + 10 bps

(1)
In November 2024, the notional amount of the swap will increase to $150 million
(2)
During the first nine months of 2024, we entered into these interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility

The Company also enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the nine months ended September 30, 2024, the Company terminated one cash flow hedge in connection with the $85 million Term Loan that was entered into on March 11, 2024 and funded on March 14, 2024. This cash flow hedge had a total notional value of $25 million and was entered into in August 2023 to hedge the interest rate on a future offering or term loan. The swap was terminated on February 28, 2024, with the corresponding asset of $211 thousand which will be amortized over the next 10 years as an increase to interest expense.

The Company has issued the following $625 million of senior unsecured fixed rate notes in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	September 30, 2024
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Senior Unsecured Fixed Rate Notes			$625,000

On September 17, 2024, the Company terminated the prior ATM program and entered into a new ATM program (the "ATM programs"), pursuant to which shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million may be offered and sold (1) by the Company to, or through, a consortium of banks acting as its sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, by privately negotiated transactions (including block sales) or by any other methods permitted by applicable law. The ATM program replaces the Company's previous $450.0 million ATM program (the "prior ATM program" and, together with the ATM program, the "ATM programs"), which was established in November 2022, under which the Company had sold shares of its common stock having an aggregate gross sales price of $404.8 million through September 17, 2024. In connection with the Company’s ATM programs, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.

During the three months ended September 30, 2024, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the ATM programs to sell 4,131,747 shares of common stock at a weighted average sales price of $27.79 per share before sales commissions and offering expenses. During the three months ended September 30, 2024, the Company physically settled a portion of its forward sale agreements and issued 950,000 shares at a gross weighted average sales price of $26.81. After sales commissions and offering expenses, these shares were sold at a net weighted average share price of $26.41 for net proceeds of $25.1 million. At September 30, 2024, the Company had outstanding forward sale agreement to sell 3,181,747 shares of common stock at a weighted average sales price of $28.08 before sales commission and offering expenses.

During the three months ended September 30, 2024, the Company issued 4,412,272 shares under the ATM programs, including physically settled forward sale agreements, at a gross weighted average share price of $26.74. After sales commissions and offering expenses, these shares were issued at a net weighted average share price of $26.30 for net proceeds of $116.0 million. During the nine months ended September 30, 2024, the Company issued 4,792,842 shares under the ATM programs, including physically settled forward sale agreements, at a gross weighted average share price of $26.63. After sales commissions and offering expenses, these shares were sold at a net weighted average share price of $26.15 for net proceeds of $125.3 million.

The Company did not execute or settle forward sale agreements during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company executed forward sale agreements with financial institutions acting as forward purchasers under the prior ATM program to sell 1,907,946 shares of common stock at a weighted average sales price of $27.73 per share before sales commissions and offering expenses. During the nine months ended September 30, 2023, the Company physically settled its forward sale agreements under the prior ATM program and issued 4,437,970 shares at a gross weighted average share price of $27.32. After sales commissions and offering expenses, these shares were sold at a net weighted average share price of $26.88 for net proceeds of $119.3 million.

During the three months ended September 30, 2023, the Company did not issue any shares under the prior ATM program. During the nine months ended September 30, 2023, the Company issued 4,787,970 shares under the prior ATM program, including physically settled forward sale agreements, at a gross weighted average share price of $27.23. After sales commissions and offering expenses, these shares were sold at a net weighted average share price of $26.79 for net proceeds of $128.2 million.

At September 30, 2024, there was $483.3 million available for issuance under the ATM programs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net income	$25,612	$24,192	$74,388	$71,003
Depreciation and amortization on real estate investments	13,572	13,382	40,312	37,308
Realized gain on sales of real estate	—	(318)	—	(2,053)
FFO (as defined by NAREIT)	$39,184	$37,256	$114,700	$106,258
Straight-line rent	(1,056)	(1,719)	(3,343)	(4,358)
Deferred income tax benefit (1)	(61)	(184)	(153)	(232)
Stock-based compensation	1,815	1,472	5,186	4,798
Non-cash amortization of deferred financing costs	653	592	1,944	1,720
Non-real estate investment depreciation	34	36	106	103
Other non-cash revenue adjustments	511	526	1,563	1,510
Adjusted Funds from Operations (AFFO)	$41,080	$37,979	$120,003	$109,799

Fully diluted shares outstanding (2)	94,992,554	90,710,431	93,176,206	88,219,693

FFO per diluted share	$0.41	$0.41	$1.23	$1.20

AFFO per diluted share	$0.43	$0.42	$1.29	$1.24

(1)
Amount represents non-cash deferred income tax benefit recognized in the three and nine months ended September 30, 2024 and 2023 for income tax benefit at the Kerrow Restaurant Business.
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

Changes in Internal Control over Financial Reporting

During the third quarter of 2024, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

a.
None.
b.
None.
c.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1

First Amendment to Transition Agreement, dated September 17, 2024, by and between Four Corners Property Trust, Inc. and Gerald R. Morgan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2024).

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
101*

The following materials from Four Corners Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these consolidated financial statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL and contained in Exhibit 101.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	October 31, 2024	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 31, 2024	By:	/s/ Patrick L. Wernig
Patrick L. Wernig
Chief Financial Officer
(Principal Financial Officer)

Dated:	October 31, 2024	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)