Form 10-K
period 2024-12-31
Four Corners Property Trust, Inc.
filed 2025-02-13
CIK 1650132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $2,230,681,629.

Number of shares of Common Stock, par value $0.0001, outstanding as of February 13, 2025: 99,970,872

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2025 are incorporated by reference into Part III of this Report.

FOUR CORNERS PROPERTY TRUST, INC.

FORM 10 - K

YEAR ENDED DECEMBER 31, 2024

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

Business Overview

We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and retail industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2024, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.

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

In 2024, FCPT engaged in various real estate transactions for a total investment of $273.0 million, including capitalized transaction costs. Pursuant to these transactions, we acquired 87 rental properties and ground leasehold interests, aggregating 546.6 thousand square feet.

As of December 31, 2024, our lease portfolio had the following characteristics:

•
1,198 free-standing properties located in 47 states and representing an aggregate leasable area of 8.0 million square feet;
•
99.6% occupancy (based on leasable square footage);
•
An average remaining lease term of 7.3 years (weighted by annualized base rent);
•
An average annual rent escalation of 1.4% through December 31, 2029 (weighted by annualized base rent); and
•
56% investment-grade tenancy (weighted by annualized base rent).

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

Increase Diversity of Portfolio: We seek to develop a diverse asset portfolio as we continue to expand. As of December 31, 2024, properties in our leasing portfolio were located in 47 different states across the continental United States, comprised of 163 unique tenant brands, and no concentrations of 10% or greater of total rental revenue in any one state. Additionally, as of December 31, 2024, restaurant properties and non-restaurant retail properties accounted for 77.3% and 22.7%, respectively, of our total revenues. Acquiring restaurant properties while also acquiring non-restaurant retail properties allows us to leverage our experience with the restaurant industry and accelerate our diversified growth and, in doing so, reduce our concentration with Darden.

Operating Strategy

Long-Term, Net Lease Structure: We intend to hold our properties for long-term investment. Our properties are leased to our tenants on a net lease basis with a weighted average remaining lease term of approximately 7.3 years before any renewals and an average annual rent escalation of 1.4% through December 31, 2029 (weighted by annualized base rent), thereby providing a long-term, stable income stream. Under the leases, the tenant is typically responsible for maintaining the properties in accordance with prudent industry practice and in compliance with all federal and state standards. The maintenance responsibilities include, among others, maintaining the building, building systems including roofing systems and other improvements. In addition to maintenance requirements, the tenant is also generally responsible for insurance required to be carried under the leases, taxes levied on or with respect to the properties, payment of common area maintenance charges and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. At the option of the tenant, the leases will generally allow extensions for a certain number of multi-year renewal terms beyond the initial term and the tenant can elect which of the properties then subject to the leases to renew. The number and duration of the renewal terms for any given property may vary, however, based on the initial term of the relevant lease and other factors.

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

Financing Strategy

Maintain Balance Sheet Strength and Liquidity: We intend to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through operations, our revolving credit facility which has an undrawn capacity as of December 31, 2024 of $245.0 million, our ability to access the public equity markets, and our ability to access bank and private placement debt markets. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.

Investment and Financing Policies

Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our assets and acquire assets with cash flow growth potential. We intend to continue to invest in both restaurant properties and, increasingly over time, other retail property types beyond the restaurant industry.

We expect that future investments in properties, including any improvements or renovations of currently owned or newly- acquired properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our $250 million revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Our investment and financing policies and objectives are subject to change periodically at the discretion of our Board of Directors without a vote of shareholders. We also have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. On September 17, 2024, the Company terminated the prior ATM program (the "prior ATM program") and entered into a new ATM program (the "ATM program" together with the prior ATM program, the "ATM programs"), pursuant to which shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million through sales agents and forward sellers. As of December 31, 2024, we hold an investment grade rating of BBB from Fitch Ratings and an investment grade rating of Baa3 from Moody’s Investor Service.

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

Our Portfolio

At December 31, 2024, our investment portfolio included 1,198 rental properties located in 47 states, all within the continental United States. These properties were held for investment, with an aggregate leasable area of approximately 8.0 million square feet, and had a weighted average remaining lease term of 7.3 years before any lease renewals. An additional seven properties, representing the Kerrow Restaurant Operating Business, are operated by Kerrow subject to franchise agreements with Darden (“Franchise Agreements”). Two of these restaurants are subject to ground leases to third parties.

The following table summarizes the rental properties by brand as of December 31, 2024:

Brand	Number of FCPT Properties and Leasehold Interests	Total Square Feet (000s)	Annual Cash Base Rent $(000s)	% Total Cash Base Rent (1)	Avg. Rent Per Square Foot ($)	Tenant EBITDAR Coverage (2)		Lease Term Remaining (Yrs) (3)
Olive Garden	314	2,674	$82,061	34.2%	$31	5.8	x	5.8
LongHorn Steakhouse	116	650	23,232	9.7%	36	5.8	x	4.6
Other Brands - Restaurant	427	2,123	71,112	29.6%	33	3.2	x	9.2
Other Brands - Retail	315	2,364	54,460	22.7%	23	2.7	x	8.2
Other Brands - Darden	26	230	9,306	3.9%	40	3.4	x	8.0
Total	1,198	8,041	$240,172	100.0%	$30	4.9	x	7.3
(1)
Current scheduled minimum contractual rent as of December 31, 2024.
(2)
We have estimated Darden current quarter EBITDAR coverage using latest FCPT portfolio reported sales results for the quarter ended November 2024 and Darden brand average margins reported for the same period.
(3)
Lease term remaining is defined as the lease term weighted by the annual cash base rent.

The following table summarizes the diversification of FCPT’s lease portfolio by state as of December 31, 2024:

State	# of Leases	% of Annual Base Rent
Texas	96	9.9%
Florida	88	8.7%
Ohio	85	6.7%
Illinois	82	6.7%
Georgia	73	6.1%
Indiana	78	5.4%
Tennessee	43	4.4%
Michigan	63	4.1%
39 other states (none greater than 3%)	612	48.0%
Total	1,220	100%

Leases with Darden

The estimated annual cash rent based on current rates for the leases in place with Darden is approximately $114.6 million, with average annual rent escalations of 1.5% through December 31, 2029. Darden also entered into guaranties, pursuant to which it guaranteed the obligations of the tenants under substantially all of the leases entered into in respect of the Properties. The Properties are leased to one or more of Darden’s operating subsidiaries pursuant to the leases, which are net leases. The leases in place with Darden provide for a weighted average remaining initial term of approximately 5.7 years as of December 31, 2024, with no purchase options provided that Darden will have a right of first offer with respect to our sale of any property, if there is no default under the lease, and we will be prohibited from selling any Properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. At the option of Darden, the leases will generally allow extensions for a certain number of renewal terms of five years each beyond the initial term and Darden can elect which of our properties then subject to the leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant lease and other factors.

Darden is currently the primary source of our revenues, and its financial condition and ability and willingness to satisfy its obligations under the leases and its willingness to renew the leases upon expiration of the initial base term thereof significantly impacts our revenues and our ability to service our indebtedness and make distributions to our shareholders. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its leases with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our shareholders. We also cannot assure you that Darden will elect to renew the lease arrangements with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can re-market the affected properties on the same or better terms. See “Risk Factors - Risks Related to Our Business - We are dependent on our major tenants successfully operating their businesses, and a failure to do so could have a material adverse effect on our business, financial position or results of operations.”

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

As of February 13, 2025, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance or liability with respect to environmental laws that management believes would have a material adverse effect on our business, financial position or results of operations.

Americans with Disabilities Act of 1990

The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenant has the primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of February 13, 2025, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial position or results of operations.

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

Human Capital Resources and Management

As of February 13, 2025, we had 536 employees, of which 498 were employed at our Kerrow Restaurant Operating Business. None of these employees are represented by a labor union.

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

Risks Related to Our Business

•
Risks related to real estate ownership could reduce the value of our properties.
•
We are dependent on Darden, Brinker, and our other tenants to successfully operate their businesses, make rental payments to us and fulfill their obligations under their respective leases and other contracts with us.
•
Actual or perceived threats associated with epidemics, pandemics or public health crises, could have a material adverse effect on our and our tenants’ businesses.
•
A significant portion of our restaurant properties are Olive Garden properties. Therefore, we are subject to risks associated with having a highly concentrated property brand base.
•
We are dependent on the restaurant industry and may be susceptible to the risks associated with it.
•
Our portfolio has some geographic concentration, which makes us more susceptible to adverse events in these areas.
•
Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations and may result in the use of a significant amount of management resources or significant costs.
•
Inflation may materially and adversely affect us and our tenants.
•
An increase in market interest rates would increase our tenant’s interest costs on existing and future debt, and could impact our tenant’s ability to refinance existing debt and operate their businesses.
•
Our tenants’ businesses and our business through the operation of Kerrow are subject to government regulations and changes in current or future laws or regulations could restrict their ability to operate both their and our business in the manner currently contemplated.
•
Our relationship with Darden may adversely affect our ability to do business with third-party restaurant operators and other tenants.
•
Real estate investments are relatively illiquid and provisions in our lease agreements may adversely impact our ability to sell properties and could adversely impact the price at which we can sell the properties.
•
Our active management and operation of a restaurant business may expose us to potential liabilities beyond those traditionally associated with REITs.

Risks Related to Our Indebtedness

•
Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.
•
An increase in market interest rates would increase our interest costs on existing and future debt and could adversely affect our stock price, as well as our ability to refinance existing debt and conduct acquisition activity.
•
Hedging transactions could have a negative effect on our results of operations.

Risks Related to Our Organizational Structure

•
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

•
The market price and trading volume of our common stock may be volatile and may face negative pressure including as a result of future sales or distributions of our common stock.
•
We cannot assure shareholders of our ability to pay dividends in the future.

Risks Related to Our Taxation as a REIT

•
If we do not qualify as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
•
We could fail to qualify as a REIT if income we receive from Darden and other tenants is not treated as qualifying income.
•
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

Currently, Darden is our primary lessee in our lease portfolio and, therefore, is the primary source of our revenues. Additionally, because Darden’s leases with us are net leases, we depend on Darden to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, including any environmental liabilities. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations to us under its leases. The inability or unwillingness of Darden to meet its rent obligations to us under any of its leases could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Darden to satisfy its other obligations under its leases with us, such as the payment of insurance, taxes and utilities could materially and adversely affect the condition of our properties.

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

For the year ended December 31, 2024, Darden and Brinker International, Inc. (“Brinker”) constituted approximately 47.7% and 7.2%, respectively, of our annual cash base rent. As a result, we are dependent on Darden and Brinker successfully operating their businesses and fulfilling their obligations to us. Their ability to do so depends, in part, on their overall performance and profitability, which are based on many factors, many of which are beyond Darden’s or Brinker’s control. Accordingly, we could be materially and adversely affected if Darden or Brinker does not operate their respective businesses successfully.

Actual or perceived threats associated with epidemics, pandemics or public health crises could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to access the capital markets and satisfy debt service obligations and make distributions to our stockholders.

Epidemics, pandemics or other public health crises that impact economic and market conditions, particularly in markets where our properties are located, and preventative measures taken to alleviate any public health crises, particularly any measures that limit our tenants’ ability to engage in in-person interactions with their customers, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity and ability to access capital markets and satisfy our debt service obligations, and make distributions to our stockholders, and may affect our ability as a net- lease real estate investment trust to acquire properties or lease properties to our tenants, who may be unable, as a result of any economic downturn or longer-term changes in consumer demand occasioned by public health crises, to make rental payments when due. Any preventative measures taken to alleviate any public health crises may remain in place for an extended period of time, and, accordingly, we may experience reductions in rents from our tenants. Although we expect to be actively engaged in rent collection efforts related to any uncollected rent, as well as working with certain tenants who request rent deferrals or other lease-related relief, we can provide no assurance that our efforts will be successful. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under this section “Item 1A. Risk Factors”.

A significant portion of our restaurant properties are Olive Garden properties. Therefore, we are subject to risks associated with having a highly concentrated property brand base.

As of December 31, 2024, our restaurant properties include 314 Olive Garden restaurants. As a result, our success, at least in the short-term, is dependent on the continued success of the Olive Garden brand and, to a lesser extent, Darden’s other restaurant brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of the Olive Garden or other Darden brands is reduced or compromised, the value associated with Olive Garden or other Darden-branded properties in our portfolio may be adversely affected.

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

Our properties are located throughout the United States with the highest concentration located in the state of Texas, where 9.9% of our annualized base rent was derived as of December 31, 2024. An economic downturn or other adverse events or conditions such as natural disasters in these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

We intend to continue to pursue acquisitions of additional properties and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, including the cost of accessing debt or equity markets, and we may not fully realize the potential benefits of such transactions.

In 2024, we acquired 87 properties and ground leasehold interests for a total investment of $273.0 million, including capitalized transaction costs, which were added to our leasing portfolio. We intend to continue to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities, including, but not limited to, continuing to expand our tenant base to third parties other than Darden and acquiring non-restaurant properties. Accordingly, we may often be engaged in evaluating potential transactions, potential new tenants and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In addition, properties we acquire may be leased to unrated tenants, and the tools we use to measure credit quality may not be accurate. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.

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

Investments in and acquisitions of restaurant, retail and other properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform or become insolvent. In addition, we continue to seek to diversify our portfolio by acquiring retail and other properties outside the restaurant industry, which further exposes us to these and other risks given our limited experience with investments in acquisitions of properties in these industries. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses (including as a result of increased trade restrictions, tariffs or taxes on imports), the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, the incurrence of significant development costs prior to completion of the project, abandonment of development activities after expending significant resources, and exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of redevelopment projects.

Inflation may materially and adversely affect us and our tenants.

A sustained or further increase in inflation could have a negative impact on variable-rate debt we and our tenants currently have or that we or our tenants may incur in the future. Our leases typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation on our results of operations. As of December 31, 2024, we had $520 million of variable-rate debt, excluding the impact of interest rates swaps in effect. In addition, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. We have entered into interest rate swaps to effectively fix $435 million of our variable-rate indebtedness, and we may enter into other hedging transactions.

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

Additionally, while our leases typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation on our results of operations, the increases in rent provided by many of our leases may not keep up with the rate of inflation. Although our properties have an average annual rent escalation of 1.4% through December 31, 2029, the impact of the current rate of inflation may not be adequately offset by some of our rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

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

As of the date of this report, we have entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement (the "Amended Loan Agreement"), which amended and restated the Loan Agreement (as defined below). The Amended Loan Agreement provides for borrowings of up to $940 million and consists of (1) a revolving credit facility in an aggregate principal amount of $350 million and (2) a term loan facility in an aggregate principal amount of $590 million comprised of (i) a $100 million term credit facility with a maturity date of November 9, 2026, (ii) a $90 million term credit facility with a maturity date of February 1, 2027, (iii) a $85 million term credit facility with a maturity date of March 14, 2027, (iv) a $90 million term credit facility with a maturity date of February 1, 2028, and (v) a $225 million term credit facility with a maturity date of February 1, 2029. In addition, the Amended Loan Agreement contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $450 million, subject to certain conditions. As of February 13, 2025, the term loan facility is fully drawn and the undrawn revolving credit facility had $350 million remaining capacity. In addition, we have issued $625 million of senior unsecured fixed rate notes (the “Notes”). The Notes consist of $50 million of notes due in December 2026 priced at a fixed interest rate of 4.63%, $75 million of notes due in June 2027 priced at a fixed interest rate of 4.93%, $50 million of notes due in December 2028 priced at a fixed interest rate of 4.76%, $50 million of notes due in April 2029 priced at a fixed interest rate of 2.74%, $50 million of notes due in June 2029 priced at a fixed interest rate of 3.15%, $75 million of notes due in April 2030 priced at a fixed interest rate of 3.20%, $50 million of notes due in March 2031 priced at a fixed interest rate of 3.09%, $50 million of notes due in April 2031 priced at a fixed interest rate of 2.99%, $75 million of notes due in March 2032 priced at a fixed interest rate of 3.11%, and $100 million of notes due in July 2033 priced at a fixed interest rate of 6.44%. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions, if any, set forth in our debt agreements, our Board of Directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.

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

The agreements governing our indebtedness contain customary covenants that may limit our operational flexibility. The Amended Loan Agreement and the terms of the Notes contain customary affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the incurrence of debt, the incurrence of secured debt, the ability of FCPT OP and the guarantors to enter into mergers, consolidations, sales of assets and similar transactions, limitations on distributions and other restricted payments, and limitations on transactions with affiliates and customary reporting obligations.

In addition, we are required to comply with the following financial covenants: (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) minimum fixed charge coverage ratio of 1.50 to 1.00; (4) maximum unencumbered leverage ratio not to exceed 60%; and (5) minimum unencumbered interest coverage ratio of 1.75 to 1.00. As of December 31, 2024, we are in compliance with our existing financial covenants.

The Amended Loan Agreement and the terms of the Notes contain customary events of default including, without limitation, payment defaults, violation of covenants and other performance defaults, defaults on payment of indebtedness and monetary obligations, bankruptcy-related defaults, judgment defaults, REIT status default and the occurrence of certain change of control events. Breaches of certain covenants may result in defaults and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee.

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

As of December 31, 2024, our $765 million Loan Agreement bore interest at a variable rate on any amount drawn and outstanding, and borrowings under the Amended Loan Agreement bear interest at a variable rate. As of December 31, 2024, $520 million was outstanding under the Loan Agreement. We may borrow additional amounts on the revolving credit facility under the Amended Loan Agreement or incur additional variable rate debt in the future, including through the exercise of the accordion feature pursuant to the Amended Loan Agreement. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase our interest costs for any new debt and our variable rate debt obligations pursuant to the Amended Loan Agreement, which could, in turn, make the financing of any acquisition more expensive as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay to lease our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Furthermore, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected.

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

As a result of his former positions with Darden, Mr. Lenehan owns common stock, including restricted stock, in both Darden and FCPT. In addition, there is no restriction on our executive officers and directors acquiring Darden common stock in the future, and, therefore, this ownership of common stock of both Darden and FCPT may be significant. Equity interests in Darden may create, or appear to create, conflicts of interest when any such director or executive officer is faced with decisions that could benefit or affect the equity holders of Darden in ways that do not benefit or affect us in the same manner. As of December 31, 2024, no other executive officer or director of FCPT owns common stock of Darden.

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

Our current dividend rate is $0.355 per share per quarter and $1.3900 per share over the last four quarters. We may pay a portion of our dividends in common stock. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends will be authorized by our Board of Directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.

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

In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset- diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

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

Item 1C. Cybersecurity.

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

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers and vendors based on their criticality and risk profile.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit and Risk Committee (the "Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the ticker symbol “FCPT” since November 10, 2015.

Dividends

The following table presents the characterizations for tax purposes of such common stock dividends for the year ended December 31, 2024.

Record Date	Payment Date	Total Distribution ($ per share)	Form 1099 Box 1a Ordinary Taxable Dividend ($ per share)	Form 1099 Box 1b Qualified Taxable Dividend ($ per share)	Form 1099 Box 3 Return of Capital ($ per share)	Form 1099 Box 5 Section 199A Dividends ($ per share)
12/29/2023	1/12/2024	$0.3450	$0.3174	$—	$0.0276	$0.3174
3/28/2024	4/15/2024	0.3450	0.3174	—	0.0276	0.3174
6/28/2024	7/15/2024	0.3450	0.3174	—	0.0276	0.3174
9/30/2024	10/15/2024	0.3450	0.3174	—	0.0276	0.3174
Totals		$1.3800	$1.2696	$—	$0.1104	$1.2696

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

Holders

As of February 13, 2025, there were approximately 5,124 registered holders of record of our common stock.

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

Overview

We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and retail industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2024, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.

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

In 2024, FCPT engaged in various real estate transactions for a total investment of $273.0 million, including capitalized transaction costs. Pursuant to these transactions, we acquired 87 properties and ground leaseholds, aggregating 546.6 thousand square feet, and representing 31 brands, including AFC Urgent Care, Baptist Medical, Christian Brothers, MercyOne, and P.F. Chang's.

As of December 31, 2024, our lease portfolio had the following characteristics:

•
1,198 properties located in 47 states and representing an aggregate leasable area of 8.0 million square feet;
•
99.6% occupancy (based on leasable square footage);
•
An average remaining lease term of 7.3 years (weighted by annualized base rent);
•
An average annual rent escalation of 1.4% through December 31, 2029 (weighted by annualized base rent); and
•
99.8% of the contractual base rent collected for the year ended December 31, 2024.

The results of operations for the accompanying consolidated financial statements discussed below are derived from our consolidated statements of comprehensive income (“Comprehensive Income Statement”) found elsewhere in this Annual Report on Form 10-K. The following discussion includes the results of our continuing operations as summarized in the table below.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues:
Rental	$237,134	$219,881	$193,611
Restaurant	30,939	30,725	29,583
Total revenues	268,073	250,606	223,194
Operating expenses:
General and administrative	23,789	22,680	20,043
Depreciation and amortization	54,514	50,731	41,471
Property	11,575	11,550	7,989
Restaurant	29,024	28,707	27,822
Total operating expenses	118,902	113,668	97,325
Interest expense	(49,231)	(44,606)	(36,405)
Other income, net	963	919	542
Realized gain on sale, net	—	2,341	8,139
Income tax benefit (expense)	(308)	(130)	(237)
Net income	100,595	95,462	97,908
Net income attributable to noncontrolling interest	(122)	(122)	(136)
Net Income Available to Common Shareholders	$100,473	$95,340	$97,772

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

In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Real Estate Operations

Rental Revenue

Rental revenue increased $17.3 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase is due to recognizing a full year of revenue in 2024 from the 92 properties acquired in 2023, and the acquisition of 87 properties and ground leaseholds in 2024. During the year ended December 31, 2024, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $9.5 million, compared to $9.4 million during the year ended December 31, 2023. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any. During the year ended December 31, 2024, amortization of above and below market rents, and lease incentives decreased rental revenue by $2.1 million, compared to $2.1 million for the year ended December 31, 2023.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expense increased $1.1 million in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a $0.8 million increase in cash compensation-related expenses and non-cash stock compensation expenses stemming from a higher head count and benefits costs, as well as increased professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization expense increased by approximately $3.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the acquisition of 87 properties in 2024, and the depreciation on 92 properties acquired in 2023 that incurred a full year of depreciation.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the year ended December 31, 2024, we recorded property expenses of $11.6 million, of which $9.5 million was reimbursed by tenants. During the year ended December 31, 2023, we recorded property expenses of $11.6 million, of which $9.4 million was reimbursed by tenants.

Interest Expense

We incur interest expense on our $515 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior unsecured fixed rate notes.

Interest expense increased by approximately $4.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily due to the issuance of the additional $85 million term loan in March 2024, which was offset by a reduction of interest expense due to the repayment of the $50 million senior unsecured fixed rate note and higher interest rates.

Interest expense, excluding deferred financing costs, on the $515 million of term loans and the interest rate swaps we entered into to hedge the variability associated with the term loans was $19.1 million and $15.7 million for the years ended December 31, 2024 and 2023, respectively. This interest expense includes the reclassification of other comprehensive income into interest expense. Interest expense and fees on our revolving credit facility was $1.6 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively.

Amortization of the term loan and revolving credit facility deferred financing costs was $1.9 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. Amortization of the senior unsecured notes deferred financing costs was $0.7 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

For additional information on the Company’s debt instruments, see “Liquidity and Financial Condition” below.

Realized Gain on Sale, Net

During the year ended December 31, 2024, the Company did not sell any properties. During the year ended December 31, 2023, the Company sold seven properties with a combined net book value of $23.7 million for a realized gain on sale of $2.3 million.

Income Taxes

During the years ended December 31, 2024 and 2023, income tax expense on real estate operations was $308 thousand and $227 thousand, respectively. Income tax expense on real estate operations consists of state and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.

Restaurant Operations

Restaurant revenues increased approximately $0.2 million in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to higher net pricing, partially offset by less foot traffic as a result of city construction projects outside two locations.

Total restaurant expenses increased approximately $0.3 million in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to improved staffing and a reduction in overtime hours.

During the year ended December 31, 2024, the Company recorded an income tax benefit of $1 thousand at the Kerrow Restaurant Operating Business, compared to an income tax expense of $97 thousand for the year ended December 31, 2023, primarily due to return to provision adjustments

Critical Accounting Policies and Estimates

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

A summary of FCPT’s accounting policies and procedures is included in Note 2 of our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

Liquidity and Financial Condition

At December 31, 2024, we had $4.1 million of cash and cash equivalents and $245.0 million of borrowing capacity under our revolving credit facility. The revolving credit facility provides for a letter of credit sub-limit of $25 million. As of February 13, 2025, we had $350 million of borrowing capacity under the revolving credit facility. See Term Loan and Revolving Credit Facility below for additional information.

Debt Instruments

At December 31, 2024, our debt consisted of $515 million of non-amortizing term loans, $5 million in outstanding borrowings under the revolving credit facility, and $625 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP. At December 31, 2023, our debt consisted of $430 million of non-amortizing term loans, $16 million in outstanding borrowings under the revolving credit facility, and $675 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP.

Term Loan and Revolving Credit Facility

The Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 25, 2022, as amended (the “Loan Agreement”), by and among the Company, FCPT OP, the Agent, the Lenders and the other agents party thereto, provided for a revolving credit facility in an aggregate principal amount of $250 million and a term loan facility in an aggregate principal amount of $430 million. The Loan Agreement had an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $350 million subject to obtaining lender commitments and other customary conditions. Additionally, the amendment to the Loan Agreement converted the revolving credit facility from LIBOR to SOFR-based borrowings, and the Company and counterparties converted the related interest rate swaps concurrently.

The Loan Agreement provided that $150 million would mature on November 9, 2025, $100 million would mature on November 9, 2026, $90 million would mature on January 9, 2027, $85 million would mature on March 14, 2027 and $90 million would mature on January 9, 2028. The revolving credit facility portion had a maturity date of November 9, 2025 with one six-month extension option.

On March 14, 2024, FCPT entered into an Incremental Amendment to the Third Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “Credit Agreement”). The Company utilized the accordion feature of the Loan Agreement to enter into a new $85 million term loan (the “Term Loan”), the proceeds from which were used to repay the $50 million of senior unsecured notes payable due in June 2024. The Term Loan had a maturity date in March 2027 with one twelve month extension exercisable at the Company’s option, subject to certain conditions.

At December 31, 2024 and 2023, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.84% and 3.69%, respectively. At December 31, 2024 there were outstanding borrowings of $5 million under the revolving credit facility and no outstanding letters of credit. At December 31, 2023, there were outstanding borrowings of $16 million under the revolving credit facility and no outstanding letters of credit.

On January 31, 2025, the Company and FCPT OP entered into the Amended Loan Agreement, which amended and restated the Loan Agreement in its entirety. The Amended Loan Agreement provides for a revolving credit facility in an aggregate principal amount of $350 million and a term loan facility in an aggregate principal amount of $590 million, comprised of (i) a $225 million term credit facility with a maturity date of February 1, 2029, (ii) a $100 million term credit facility with a maturity date of November 9, 2026, (iii) a $90 million term credit facility with a maturity date of February 1, 2027, (iv) a $90 million term credit facility with a maturity date of February 1, 2028 and (v) a $85 million term credit facility with a maturity date of March 14, 2027. The Amended Loan Agreement has an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $450 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount.

We have entered into the following interest rate swaps to hedge the interest rate variability associated with the Loan Agreement as of December 31, 2024. These hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income. The following table presents the swaps held as of December 31, 2024.

Product	Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay
Swap	50,000	10/25/2022	11/9/2025	0.44%
Swap	25,000	11/9/2022	11/9/2025	2.70%
Swap	25,000	3/9/2023	11/9/2026	4.12%
Swap	50,000	11/9/2023	11/9/2025	0.82%
Swap	25,000	11/9/2023	11/9/2026	3.65%
Swap	25,000	11/9/2023	11/9/2028	4.25%
Swap	25,000	11/13/2023	11/9/2028	4.42%
Swap (1)	25,000	4/9/2024	4/9/2029	4.04%
Swap (1)	30,000	4/9/2024	4/9/2029	3.91%
Swap (1)	30,000	4/9/2024	4/9/2029	3.88%
Swap (1)	25,000	11/9/2024	11/9/2029	3.97%
Swap (1)	25,000	1/31/2025	1/31/2030	3.81%
Swap (1)	25,000	1/31/2025	1/31/2030	3.80%
Swap (1)	25,000	1/31/2025	1/31/2030	3.09%
Swap	50,000	11/10/2025	11/9/2027	1.48%
Swap	50,000	11/10/2025	11/9/2027	1.54%
Swap	25,000	11/10/2025	11/9/2028	2.25%
Swap	50,000	11/10/2025	11/9/2028	1.49%
Swap	50,000	11/10/2025	11/9/2028	2.02%
(1)
During 2024, we entered into these interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility

The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. During the year ended December 31, 2024, the Company terminated one cash flow hedge in connection with the $85 million Term Loan that was entered into on March 11, 2024 and funded on March 14, 2024. This cash flow hedge had a total notional value of $25 million and was entered into in August 2023 to hedge the interest rate on a future offering or term loan. The swap was terminated on February 28, 2024, with the corresponding asset of $211 thousand which will be amortized over the next 10 years as an increase to interest expense. The Company also terminated two cash flow hedges in connection with the $225 million Amended Term Loan. See Note 15 - Subsequent Events - Capital Resources. The cash flow hedges had a total notional value of $50 million and were entered into in June 2024 and August 2024 to hedge the interest rate on a future offering or term loan. The swaps were terminated on December 10, 2024, with the corresponding asset of $243 thousand which will be amortized over the next 10 years as an increase to interest expense.

The Company has issued the following $625 million of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers.

			Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate	December 31, 2024
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Notes			$625,000

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

We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. On September 17, 2024, the Company terminated the prior ATM program (as defined below) and entered into a new ATM program (the "ATM program"), pursuant to which shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million may be offered and sold (1) by the Company to, or through, a consortium of banks acting as its sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, by privately negotiated transactions (including block sales) or by any other methods permitted by applicable law. The ATM program replaces the Company's previous $450.0 million ATM program (the "prior ATM program" and, together with the ATM program, the "ATM programs"), which was established in November 2022, under which the Company had sold shares of its common stock having an aggregate gross sales price of $404.8 million through September 17, 2024. In connection with the Company’s ATM program, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.

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

During 2024, the Company had the following activity under its ATM programs, the net proceeds of which were employed to fund acquisitions and for general corporate purposes.

December 31, 2024
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	7,796,898	$27.88	n/a
Physically settled forward sale agreements	4,266,323	$27.56	$27.14	$115,800
Total shares sold and issued under the ATM programs	8,068,155	$27.10	$26.63	$214,900
(1)
net proceeds, after sales commissions and offering expenses

At December 31, 2024, the Company had outstanding forward sale agreement to sell 3,530,575 shares of common stock at a weighted average sales price of $28.27 before sales commission and offering expenses.

As of December 31, 2024, there was $413.9 million available for issuance under the ATM program.

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

Supplemental Financial Measures

The following table presents a reconciliation of GAAP net income to Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”).

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023	2022
Net income	$100,595	$95,462	$97,908
Depreciation and amortization	54,372	50,592	41,342
Realized gain on sales of real estate	—	(2,341)	(8,139)
Funds from Operations (FFO) (as defined by NAREIT)	$154,967	$143,713	$131,111
Straight-line rent adjustment	(3,810)	(5,523)	(6,372)
Deferred income tax benefit (1)	(200)	(259)	(125)
Stock-based compensation expense	6,987	6,271	4,978
Non-cash amortization of deferred financing costs	2,597	2,311	2,104
Non-real estate investment depreciation	142	139	129
Amortization of above and below market leases, net	2,072	2,061	2,151
Adjusted Funds from Operations (AFFO)	$162,755	$148,713	$133,976
Fully diluted shares outstanding (2)	94,179,057	88,861,587	81,921,624
FFO per diluted share	$1.65	$1.62	$1.60
AFFO per diluted share	$1.73	$1.67	$1.64
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks, especially interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facility. We consider certain risks associated with the use of variable rate debt, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.” The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2024, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases).

As of December 31, 2024, $625 million of our total indebtedness consisted of senior unsecured fixed rated notes. The remaining $520 million of our total indebtedness consisted of three to five-year variable-rate obligations for which we have entered into swaps that effectively fix $435 million through November 2025, and outstanding borrowings on the revolving credit facility. We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. We consider certain risks associated with the use of derivative instruments, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - Hedging transactions could have a negative effect on our results of operations.”

Due to the fixed rate nature of $1.06 billion of our indebtedness and the hedging transactions described above, a hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2024.

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

Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management concluded that, as of December 31, 2024 our internal control over financial reporting is effective.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10- K.

We have, and have since inception, adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of FCPT by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Compliance Policy filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10- K.

Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10- K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10- K.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10- K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
For Financial Statements, see Index to Financial Statements on page F-1.
(b)
For Exhibits, see Index to Exhibits on page E-1.

Item 16. Form 10-K Summary.

None.

FOUR CORNERS PROPERTY TRUST, INC.

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Four Corners Property Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Four Corners Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III - schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of impairment of long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Company is required to test their long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s long-lived assets primarily consist of its real estate investment and the related intangible real estate assets, net of accumulated depreciation and amortization, which had a balance of $2.5 billion as of December 31, 2024.

We identified the assessment of events or changes in circumstances that indicate the carrying amount of long-lived assets may not be recoverable as a critical audit matter. Specifically, a higher degree of auditor judgment was required in identifying and evaluating the estimated hold period over which the Company expects to own the long-lived assets. Significant changes in the estimated hold period over which the Company expects to own the long-lived asset could indicate that the carrying amount of long- lived assets may not be recoverable.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s impairment process, which included the identification and evaluation of the period over which the Company expects to own long-lived assets. We obtained written representations from management regarding the status of potential plans to dispose of long-lived assets. We also read board of directors meeting minutes, inspected other internal documentation such as strategic plans and property marketing information, and inquired of members of management involved in the identification and approval of long- lived asset sales to assess the estimated hold period the Company expects to own the long-lived assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

San Francisco, California

February 13, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Four Corners Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Four Corners Property Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III - schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

San Francisco, California

February 13, 2025

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Real estate investments:
Land	$1,360,772	$1,240,865
Buildings, equipment and improvements	1,837,872	1,708,556
Total real estate investments	3,198,644	2,949,421
Less: Accumulated depreciation	(775,505)	(738,946)
Real estate investments, net	2,423,139	2,210,475
Intangible real estate assets, net	123,613	118,027
Total real estate investments and intangible real estate assets, net	2,546,752	2,328,502
Cash and cash equivalents	4,081	16,322
Straight-line rent adjustment	68,562	64,752
Derivative assets	20,733	20,952
Deferred tax assets	1,448	1,248
Other assets	11,450	19,858
Total Assets	$2,653,026	$2,451,634
LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$516,250	$441,745
Senior unsecured notes, net of deferred financing costs	621,639	670,944
Dividends payable	35,358	31,539
Rent received in advance	6,738	14,309
Derivative liabilities	473	2,968
Other liabilities	21,778	30,266
Total liabilities	1,202,236	1,191,771
Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	$—	$—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 99,825,119 and 91,617,477 shares issued and outstanding, respectively	10	9
Additional paid-in capital	1,482,698	1,261,940
Accumulated deficit	(57,729)	(26,276)
Accumulated other comprehensive income	23,633	21,977
Noncontrolling interest	2,178	2,213
Total equity	1,450,790	1,259,863
Total Liabilities and Equity	$2,653,026	$2,451,634

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental	$237,134	$219,881	$193,611
Restaurant	30,939	30,725	29,583
Total revenues	268,073	250,606	223,194
Operating expenses:
General and administrative	23,789	22,680	20,043
Depreciation and amortization	54,514	50,731	41,471
Property	11,575	11,550	7,989
Restaurant	29,024	28,707	27,822
Total operating expenses	118,902	113,668	97,325
Interest expense	(49,231)	(44,606)	(36,405)
Other income, net	963	919	542
Realized gain on sale, net	—	2,341	8,139
Income tax expense	(308)	(130)	(237)
Net income	100,595	95,462	97,908
Net income attributable to noncontrolling interest	(122)	(122)	(136)
Net Income Available to Common Shareholders	$100,473	$95,340	$97,772

Basic net income per share:	$1.07	$1.08	$1.20
Diluted net income per share:	$1.07	$1.07	$1.20
Weighted average number of common shares outstanding:
Basic	93,643,129	88,526,343	81,590,124
Diluted	94,064,498	88,747,028	81,807,065
Dividends declared per common share	$1.3900	$1.3650	$1.3375

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$100,595	$95,462	$97,908
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments	14,306	1,795	39,396
Reclassification adjustment of derivative instruments included in net income	(12,648)	(10,773)	1,430
Other comprehensive income (loss)	1,658	(8,978)	40,826
Comprehensive income	102,253	86,484	138,734
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	122	122	136
Other comprehensive income (loss) attributable to noncontrolling interest	2	(11)	58
Comprehensive income attributable to noncontrolling interest	124	111	194
Comprehensive Income Attributable to Common Shareholders	$102,129	$86,373	$138,540

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2021	80,279,217	$8	$958,737	$12,753	$(9,824)	$2,218	$963,892
Net income	—	—	—	97,772	—	136	97,908
Realized and unrealized gain on derivative instruments	—	—	—	—	40,768	58	40,826
Dividends paid and declared on common stock	—	—	—	(109,949)	—	(153)	(110,102)
ATM proceeds, net of issuance costs	5,253,257	1	141,825	—	—	—	141,826
Stock-based compensation, net	104,819	—	3,960	—	—	—	3,960
Balance at December 31, 2022	85,637,293	9	1,104,522	576	30,944	2,259	1,138,310
Net income	—	—	—	95,340	—	122	95,462
Realized and unrealized loss on derivative instruments	—	—	—	—	(8,967)	(11)	(8,978)
Dividends paid and declared on common stock	—	—	—	(122,192)	—	(157)	(122,349)
ATM proceeds, net of issuance costs	5,805,334	—	153,404	—	—	—	153,404
Stock-based compensation, net	174,850	—	4,014	—	—	—	4,014
Balance at December 31, 2023	91,617,477	9	1,261,940	(26,276)	21,977	2,213	1,259,863
Net income	—	—	—	100,473	—	122	100,595
Realized and unrealized loss on derivative instruments	—	—	—	—	1,656	2	1,658
Dividends paid and declared on common stock	—	—	—	(131,926)	—	(159)	(132,085)
ATM proceeds, net of issuance costs	8,109,165	1	215,910	—	—	—	215,911
Stock-based compensation, net	98,477	—	4,848	—	—	—	4,848
Balance at December 31, 2024	99,825,119	$10	$1,482,698	$(57,729)	$23,633	$2,178	$1,450,790

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows - operating activities
Net income	$100,595	$95,462	$97,908
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54,514	50,731	41,471
Gain on disposal of land, building, and equipment	—	(2,341)	(8,139)
Non-cash revenue adjustments	2,072	2,061	2,151
Amortization of financing costs	2,597	2,311	2,104
Stock-based compensation expense	6,987	6,271	4,978
Deferred income taxes	(200)	(259)	(125)
Changes in assets and liabilities:
Derivative assets and liabilities	(618)	8,305	633
Straight-line rent adjustment	(3,810)	(5,523)	(6,372)
Rent received in advance	(7,571)	2,599	399
Intangible assets (lease incentives)	(1,624)	(1,234)	72
Other assets and liabilities	(8,837)	6,722	6,920
Net cash provided by operating activities	144,105	165,105	142,000
Cash flows - investing activities
Purchases of real estate investments	(273,016)	(341,066)	(296,270)
Proceeds from sale of real estate investments	—	27,765	24,986
Change in advance deposits in acquisition of real estate investments	100	508	384
Net cash used in investing activities	(272,916)	(312,793)	(270,900)
Cash flows - financing activities
Net proceeds from ATM equity issuance	215,911	153,404	141,826
Proceeds from issuance of senior notes	—	100,000	125,000
Repayment of senior notes	(50,000)	—	—
Proceeds from term loan borrowing	85,000	—	30,000
Payment of deferred financing costs	(1,397)	(1,098)	(3,219)
Proceeds from revolving credit facility	217,000	145,000	28,000
Repayment of revolving credit facility	(228,000)	(129,000)	(64,000)
Payment of dividend to shareholders	(128,107)	(119,717)	(107,540)
Distribution to non-controlling interests	(159)	(157)	(153)
Redemption of non-controlling interests	—	—	—
Shares withheld for taxes upon vesting	(2,139)	(2,257)	(1,018)
Net cash provided by financing activities	108,109	146,175	148,896
Net (decrease) increase in cash and cash equivalents, including restricted cash	(20,702)	(1,513)	19,996
Cash and cash equivalents, including restricted cash, beginning of year	24,783	26,296	6,300
Cash and cash equivalents, including restricted cash, ending of year	$4,081	$24,783	$26,296
Supplemental disclosures:
Interest paid	$59,148	$49,489	$30,696
Taxes paid	$449	$369	$332
Operating lease payments received (lessor)	$225,418	$207,333	$182,806
Operating lease payments remitted (lessee)	$926	$905	$903
Non - cash investing and financing activities:
Dividends declared but not paid	$35,358	$31,539	$29,064
Change in fair value of derivative instruments	$2,276	$(17,283)	$40,193

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

Any references to “the Company,” “we,” “us,” or “our,” refer to FCPT as an independent, publicly traded, self- administered company.

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

Segment Reporting

The Company has two operating segments, real estate operations and restaurant operations. The Company has identified its real estate operations and restaurant operations as separate reportable segments based on the nature of the operations and its organizational and management structure, which aligns with how results are monitored and performance is assessed. This is consistent with how the Company’s chief operating decision maker, which is its Chief Executive Officer, makes decisions when assessing the financial performance of the Company’s portfolio of properties and restaurant operations.

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

The Company allocates the purchase price (including acquisition and closing costs) of real estate acquisitions to land, building, and improvements based on their relative fair values. The determination of the building fair value is on an ‘as-if- vacant’ basis. Value is allocated to acquired lease intangibles (if any) based on the costs avoided and revenue recognized by acquiring the property subject to lease and avoiding an otherwise ‘dark period’. In making estimates of fair values for this purpose, the Company uses a third-party specialist that obtains various information about each property, as well as the pre- acquisition due diligence of the Company and prior leasing activities at the site.

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

During the years ended December 31, 2024, 2023, and 2022 we did not record provisions for impairment.

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

Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at December 31, 2024 or 2023.

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

		December 31,
(In thousands)	2024	2023	2022
Cash and cash equivalents	$4,081	$16,322	$26,296
Restricted cash (included in Other assets)	—	8,461	—
Total Cash, Cash Equivalents, and Restricted Cash	$4,081	$24,783	$26,296

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

For leases where Company is the lessor, we determine the classification upon commencement. At December 31, 2024, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. The Company expenses certain initial direct costs that are not incremental in obtaining a lease.

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

In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible real estate assets, net, on our Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023, the Company paid lease incentives of $1.6 million and $1.2 million, respectively, to tenants.

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

Restaurant revenue

Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At December 31, 2024 and 2023, credit card receivables, included in other assets, totaled $239 thousand and $293 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Income Statements.

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

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income allocated to common shareholders by the weighted- average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income allocated to common shareholders represents net income less income allocated to participating securities and non-controlling interests. None of the Company’s equity awards are participating securities.

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

See Note 9 - Income Taxes for additional information.

Stock-Based Compensation

The Company’s stock-based compensation plan provides for the grant of restricted stock awards (“RSAs”), deferred stock units (“DSUs”), performance-based awards including performance stock units (“PSUs”), dividend equivalents (“DEUs”), restricted stock units (“RSUs”), and other types of awards to eligible participants. DEUs are earned during the vesting period and received upon vesting of award. Upon forfeiture of an award, DEUs earned during the vesting period are also forfeited. We classify stock-based payment awards either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight- line basis over their vesting periods, which range between one and five years. No compensation cost is recognized for awards for which employees do not render the requisite services.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required. We adopted this guidance for the annual period ending December 31, 2024 on a retrospective basis. We updated our segment disclosures to comply with the requirements.

The adoption of the standard did not have an impact on our financial position, results of operations, or liquidity. See Note 14 - Segments for additional information.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures", which requires, among other things, the following for public business entities: (i) tabular disclosure of amounts for the following categories that are included in each expense caption within continuing operations on the statement of operations, with each expense caption that includes one of these expense categories deemed a relevant expense caption: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities; (ii) disclosure of certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (iii) qualitative description of the amount remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iv) disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The provisions of ASU 2024-03 are effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027; early adoption is permitted. Entities must apply the updates in ASU 2024-03 prospectively and are permitted to apply the updates retrospectively. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

NOTE 3 – CONCENTRATION OF CREDIT RISK

Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 47.7% of the scheduled base rents of the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

We are also subject to concentration risk in terms of restaurant brands that occupy our properties. With 314 locations in our portfolio, Olive Garden branded restaurants comprise approximately 26.2% of our properties and approximately 34.2% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 47 states. There are no concentrations of 10% or greater of total rental revenue in any one state.

We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2024, our net exposure to risk related to amounts due to us on our derivative instruments totaling $20.3 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $245.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET

Real Estate Investments

Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business is summarized as follows:

	December 31,
(In thousands)	2024	2023
Land	$1,360,772	$1,240,865
Buildings and improvements	1,701,522	1,572,590
Equipment	136,350	135,966
Total gross real estate investments	3,198,644	2,949,421
Less: accumulated depreciation	(775,505)	(738,946)
Real estate investments, net	2,423,139	2,210,475
Intangible real estate assets, net	123,613	118,027
Total Real Estate Investments and Intangible Real Estate Assets, Net	$2,546,752	$2,328,502

During the year ended December 31, 2024, the Company invested $273.0 million, including transaction costs, in 87 properties located in twenty-five states, and allocated the investment as follows: $119.9 million to land, $130.0 million to buildings and improvements, and $23.1 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 11.9 years as of December 31, 2024. During the year ended December 31, 2024, no properties were sold.

During the year ended December 31, 2023, the Company invested $341.1 million, including transaction costs, in 92 properties located in twenty-eight states, and allocated the investment as follows: $127.7 million to land, $180.8 million to buildings and improvements, and $32.6 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties were 100% occupied under net leases, with a weighted average remaining lease term of 11.8 years as of December 31, 2023. During the year ended December 31, 2023, the Company sold seven properties with a combined net book value of $23.7 million for a realized gain of $2.3 million.

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

	December 31,
(In thousands)	2024	2023
Acquired in-place lease intangibles	$159,693	$136,940
Above-market leases	13,821	13,821
Lease incentives	10,108	8,224
Tenant improvements intangible	3,605	3,605
Finance lease - right of use assets	14,040	14,040
Direct lease cost	702	360
Total	201,969	176,990
Less: accumulated amortization	(78,356)	(58,963)
Intangible Real Estate Assets, Net	$123,613	$118,027

	December 31,
(In thousands)	2024	2023
Below-market leases	$2,610	$2,610
Less: accumulated amortization	(1,621)	(1,414)
Intangible Real Estate Liabilities, Net	$989	$1,196

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $17.1 million, $16.6 million, and $13.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. The value of above-market and below-market leases amortized as a net adjustment to revenue was $1.2 million, $1.3 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The value of lease incentives amortized as a decrease to revenue was $838 thousand, $694 thousand, and $560 thousand for the years ended December 31, 2024, 2023, and 2022, respectively.

At December 31, 2024, the total weighted average amortization period remaining for our intangible real estate assets and liabilities was 8.8 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, lease incentive, and tenant improvement intangible was 8.6 years, 6.2 years, 10.1 years, 11.2 years and 14.2 years, respectively.

Amortization of Lease Intangibles

The following table presents the estimated net impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held in investment.

December 31,
(In thousands)	2024
2025	$17,341
2026	15,567
2027	13,186
2028	10,723
2029	8,645
Thereafter	35,205
Total Future Amortization Expense	$100,667

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

Operating Lease Liability

Maturities of operating lease liabilities were as follows:

(In thousands)	December 31, 2024
2025	$470
2026	310
2027	319
2028	319
2029	319
Thereafter	4,113
Total Payments	5,850
Less: Interest	(1,736)
Operating Lease Liability	$4,114

The weighted-average discount rate for operating leases at December 31, 2024 was 4.45%. The weighted-average remaining lease term was 15.8 years.

Rent expense was $918 thousand, $910 thousand, and $890 thousand for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The following table shows the components of rental revenue.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Lease revenue - operating leases	$227,588	$210,433	$187,026
Variable lease revenue (tenant reimbursements)	9,546	9,448	6,585
Total Rental Revenue	$237,134	$219,881	$193,611

Future Minimum Lease Payments to be Received

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	December 31, 2024
2025	$239,980
2026	239,750
2027	232,034
2028	205,940
2029	179,575
Thereafter	804,026
Total Future Minimum Lease Payments	$1,901,305

Ground Leases as Lessee

As of December 31, 2024 and December 31, 2023, the Company had finance ground lease assets aggregating $13.9 million and $14.0 million, respectively. These assets are included in intangible real estate assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms of 59 years to 94 years. All but two of these leases have options to extend the lease terms for additional 99 years terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was 89 years at December 31, 2024.

NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS

At December 31, 2024, our debt consisted of (1) $515 million of non-amortizing term loans and (2) $625 million of senior unsecured fixed rate notes. At December 31, 2023, our debt consisted of (1) $430 million of non-amortizing term loans and (2) $675 million of senior unsecured fixed rate notes. The outstanding borrowings under the revolving credit facility were $5 million and $16 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, there were no outstanding letters of credit. At December 31, 2024, we had $245.0 million of borrowing capacity under the revolving credit facility. The weighted average interest rate on the term loans before consideration of the interest rate hedges described in Note 7 - Derivative Financial Instruments was 5.62% and 6.40% at December 31, 2024 and 2023, respectively. The weighted average interest rate on the revolving credit facility was 5.46% and 6.46% at December 31, 2024 and 2023, respectively.

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

The following table presents the Term Loan balances.

				Outstanding Balance
	Maturity	Interest		December 31,
(Dollars in thousands)	Date	Rate		2024	2023
Term Loans:
Term loan due 2025	Nov 2025	5.65%	(a)(c)	$150,000	$150,000
Term loan due 2026	Nov 2026	5.65%	(a)	100,000	100,000
Term loan due 2027	Jan 2027	5.60%	(a)	90,000	90,000
Term loan due 2027	Mar 2027	5.60%	(a)(b)	85,000	—
Term loan due 2028	Jan 2028	5.60%	(a)	90,000	90,000
Total Term Loans				$515,000	$430,000
(a)
Loan is a variable-rate loan which resets daily at Daily Simple SOFR + 10 bps + applicable credit spread of 0.95% to 1.00% at December 31, 2024.
(b)
Loan has a 12 month extension exercisable at the Company's option, subject to certain conditions.
(c)
See Note 15 - Subsequent Events for additional information.

Note Purchase Agreements

The following table presents the senior unsecured fixed rate notes balance.

			Outstanding Balance
	Maturity	Interest	December 31,
(Dollars in thousands)	Date	Rate	2024	2023
Notes Payable:
Senior unsecured fixed rate note, issued June 2017	Jun 2024	4.68%	$—	$50,000
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	100,000
Total Notes			$625,000	$675,000

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

Debt Maturities

The following presents scheduled principal payments related to the Company’s debt.

(In thousands)	December 31, 2024
2025	$155,000
2026	150,000
2027	250,000
2028	140,000
2029	100,000
Thereafter	350,000
Total Scheduled Principal Payments	$1,145,000

Deferred Financing Costs

At December 31, 2024 and 2023, term loan and revolving credit facility net unamortized deferred financing costs were approximately $3.7 million and $4.3 million, respectively. During the years ended December 31, 2024, 2023, and 2022, amortization of deferred financing costs was $1.9 million, $1.6 million, and $1.5 million, respectively.

At December 31, 2024 and 2023, senior unsecured notes net unamortized deferred financing costs were approximately $3.4 million and $4.1 million, respectively. During the years ended December 31, 2024, 2023, and 2022, amortization of deferred financing costs was $0.7 million, $0.7 million, and $0.6 million, respectively.

Debt Covenants

Under the terms of both the Note Purchase Agreement and Loan Agreement (the “Agreements”), FCPT acts as a guarantor to FCPT OP. The Agreements contain customary financial covenants, including (1) total indebtedness to consolidated capitalization value (each as defined in the Loan Agreement) not to exceed 60%, (2) mortgage-secured leverage ratio not to exceed 40%, (3) minimum fixed charge coverage ratio of 1.50 to 1.00, (4) maximum unencumbered leverage ratio not to exceed 60%, and (5) minimum unencumbered interest coverage ratio not less than 1.75 to 1.00. They also contain restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. In addition, the Agreements include provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the Loan Agreement. At December 31, 2024, the Company was in compliance with all debt covenants.

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

Cash Flow Hedges of Interest Rate Risk

Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed- rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheets in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of December 31, 2024, $435 million of our variable-rate debt is hedged with notional values totaling $435 million. As of December 31, 2023, $375 million of our variable-rate debt was hedged by swaps with notional values totaling $375 million.

During the year ended December 31, 2024, we entered into seven interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

Product	Fixed Rate	Notional Amount ($ in thousands)	Index	Effective Date	Maturity Date
Swap	0.44%	$50,000	Daily Simple SOFR + 10 bps	10/25/2022	11/9/2025
Swap	2.70%	25,000	Daily Simple SOFR + 10 bps	11/9/2022	11/9/2025
Swap	4.12%	25,000	Daily Simple SOFR + 10 bps	3/9/2023	11/9/2026
Swap	0.82%	50,000	Daily Simple SOFR + 10 bps	11/9/2023	11/9/2025
Swap	3.65%	25,000	Daily Simple SOFR + 10 bps	11/9/2023	11/9/2026
Swap	4.25%	25,000	Daily Simple SOFR + 10 bps	11/9/2023	11/9/2028
Swap	4.42%	25,000	Daily Simple SOFR + 10 bps	11/13/2023	11/9/2028
Swap	4.04%	25,000	Daily Simple SOFR + 10 bps	4/9/2024	4/9/2029
Swap	3.91%	30,000	Daily Simple SOFR + 10 bps	4/9/2024	4/9/2029
Swap	3.88%	30,000	Daily Simple SOFR + 10 bps	4/9/2024	4/9/2029
Swap	3.97%	25,000	Daily Simple SOFR + 10 bps	11/9/2024	11/9/2029
Swap	3.81%	25,000	Daily Simple SOFR + 10 bps	1/31/2025	1/31/2030
Swap	3.80%	25,000	Daily Simple SOFR + 10 bps	1/31/2025	1/31/2030
Swap	3.09%	25,000	Daily Simple SOFR + 10 bps	1/31/2025	1/31/2030
Swap	1.48%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2027
Swap	1.54%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2027
Swap	2.25%	25,000	1 month Term SOFR	11/10/2025	11/9/2028
Swap	1.49%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2028
Swap	2.02%	50,000	Daily Simple SOFR + 10 bps	11/10/2025	11/9/2028

The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. During the year ended December 31, 2024, the Company terminated one cash flow hedge in connection with the $85 million Term Loan that was entered into on March 11, 2024 and funded on March 14, 2024. This cash flow hedge had a total notional value of $25 million and was entered into in August 2023 to hedge the interest rate on a future offering or term loan. The swap was terminated on February 28, 2024, with the corresponding asset of $211 thousand which will be amortized over the next 10 years as an increase to interest expense. The Company also terminated two cash flow hedges in connection with the $225 million Amended Term Loan. See Note 15 - Subsequent Events - Capital Resources. The cash flow hedges had a total notional value of $75 million and were entered into in June 2024 and August 2024 to hedge the interest rate on a future offering or term loan. The swaps were terminated on December 10, 2024, with the corresponding asset of $243 thousand which will be amortized over the next 10 years as an increase to interest expense.

For the years ended December 31, 2024, 2023, and 2022, we did not record hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2025 an additional $7.9 million (unaudited) will be reclassified to earnings as a reduction to interest expense.

Non-designated Hedges

We do not use derivatives for trading or speculative purposes. During the years ended December 31, 2024 and 2023, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets.

	Derivative Assets			Derivative Liabilities
		Fair Value at December 31,			Fair Value at December 31,
(Dollars in thousands)	Balance Sheet Location	2024	2023	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$20,733	$20,952	Derivative liabilities	$473	$2,968
Total		$20,733	$20,952		$473	$2,968

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income

The table below presents the effect of our interest rate swaps on the Comprehensive Income Statement.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Total Amount of Interest Expense Presented in the Consolidated Income Statements
Interest rate swaps
Year Ended December 31, 2024	$14,306	Interest expense	$(12,648)	Interest expense	$—	$49,231
Year Ended December 31, 2023	1,795	Interest expense	(10,773)	Interest expense	—	44,606
Year Ended December 31, 2022	39,396	Interest expense	1,430	Interest expense	—	36,405

Tabular Disclosure Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2024	$20,733	$—	$20,733	$(350)	$—	$20,383
December 31, 2023	20,952	—	20,952	(920)	—	20,032

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2024	$473	$—	$473	$(350)	$—	$123
December 31, 2023	$2,968	$—	$2,968	$(920)	$—	$2,048

Credit-risk-related Contingent Features

The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

At December 31, 2024 the fair value of derivative in a net asset position related to these agreements was approximately $20.3 million and at December 31, 2023 the fair value of the derivative in a net asset position related to these agreements was $18.0 million. As of December 31, 2024, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at December 31, 2024, we would have been entitled to the termination value of approximately $20.3 million.
NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS

Other Assets

The components of Other assets were as follows:

	December 31,
(In thousands)	2024	2023
Restricted cash	$—	$8,461
Operating lease right-of-use asset	3,402	3,923
Accounts receivable	3,477	2,985
Prepaid acquisition costs and deposits	1,222	1,364
Prepaid assets	1,522	1,176
Inventories	221	238
Other	1,606	1,711
Total Other Assets	$11,450	$19,858

Other Liabilities

The components of Other liabilities were as follows:

	December 31,
(In thousands)	2024	2023
Tenant deposits	$1,015	$7,835
Accrued interest expense	7,498	7,424
Operating lease liability	4,114	4,642
Accrued compensation	2,752	3,020
Accrued tenant property tax	2,505	2,518
Accounts payable	931	1,263
Intangible real estate liabilities, net	989	1,196
Accrued operating expenses	254	262
Other	1,720	2,106
Total Other Liabilities	$21,778	$30,266

NOTE 9 – INCOME TAXES

The income tax expense was composed as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$31	$—	$—
Current state and local	477	389	362
Total current	508	389	362
Deferred:
Federal deferred	(200)	(259)	(125)
State deferred	—	—	—
Total deferred	(200)	(259)	(125)
Total Income Tax Expense	$308	$130	$237

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying Consolidated Income Statements:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%
Current benefit	(20.9)	(20.9)	(20.8)
State and local income taxes, net of federal tax benefits	0.4	0.4	0.3
Benefit of federal income tax credits	(0.2)	(0.3)	(0.2)
Other	—	(0.1)	(0.1)
Valuation allowance	—	—	—
Permanent differences	—	—	—
Effective Income Tax Rate	0.3%	0.1%	0.2%

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

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2024	2023	2022
Compensation and employee benefits	$35	$33	$32
Charitable contribution and credit carryforwards	1,877	1,704	1,366
Net operating losses	—	15	60
Lease payable	147	144	141
UNICAP	13	14	15
Gross deferred tax assets	2,072	1,910	1,614
Prepaid expenses	(13)	—	(14)
Buildings and equipment (1)	(611)	(662)	(612)
Gross deferred tax liabilities	(624)	(662)	(626)
Net Deferred Tax Assets	$1,448	$1,248	$988

(1)
These buildings and equipment in 2024, 2023, and 2022 relate to the Kerrow Restaurant Operating Business.

NOTE 10 – EQUITY

Preferred Stock

At December 31, 2024, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at December 31, 2024 or December 31, 2023.

Common Stock

At December 31, 2024, the Company was authorized to issue 500,000,000 shares of $0.0001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

In March 2024, we declared a dividend of $0.3450 per share, which was paid in April 2024 to common shareholders of record as of March 31, 2024.

In June 2024, we declared a dividend of $0.3450 per share, which was paid in July 2024 to common shareholders of record as of June 28, 2024.

In September 2024, we declared a dividend of $0.3450 per share, which was paid in October 2024 to common shareholders of record as of September 30, 2024.

In November 2024, we declared a dividend of $0.3550 per share, which was payable on January 15, 2025 to common shareholders of record as of December 31, 2024.

As of December 31, 2024, there were 99,825,119 shares of the Company's common stock issued and outstanding.

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

The following tables present the Company’s activity under its ATM programs:

December 31, 2024
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	7,796,898	$27.88	n/a
Physically settled forward sale agreements	4,266,323	$27.56	$27.14	$115,800
Total shares sold and issued under the ATM programs	8,068,155	$27.10	$26.63	$214,900

December 31, 2023
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	1,907,946	$27.76	n/a
Physically settled forward sale agreements	4,437,970	$27.32	$26.91	$119,400
Total shares sold and issued under the ATM programs	5,805,334	$26.90	$26.42	$153,400
(1)
net proceeds, after sales commissions and offering expenses

At December 31, 2024, the Company had outstanding forward sale agreement to sell 3,530,575 shares of common stock at a weighted average sales price of $28.27 before sales commission and offering expenses.

At December 31, 2024, there was $413.9 million available for issuance under the ATM programs.

Noncontrolling Interest

At December 31, 2024, there were 114,559 FCPT OP units (“OP units”) outstanding held by third parties. During the year ended December 31, 2024, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $3.1 million, $2.9 million, and $3.0 million as of December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, FCPT is the owner of approximately 99.89% of FCPT’s OP units. The remaining 0.11%, or 114,559, of FCPT’s OP units are held by unaffiliated limited partners. For the year ended December 31, 2024, FCPT OP distributed $159 thousand to limited partners.

Earnings Per Share

The following table presents the computation of basic and diluted net earnings per common share for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023	2022
Average common shares outstanding – basic	93,643,129	88,526,343	81,590,124
Net effect of dilutive stock based compensation	421,369	220,685	216,941
Average common shares outstanding – diluted	94,064,498	88,747,028	81,807,065
Net income available to common shareholders	$100,473	$95,340	$97,772
Basic net earnings per share	$1.07	$1.08	$1.20
Diluted net earnings per share	$1.07	$1.07	$1.20

For the years ended December 31, 2024, 2023, and 2022, the number of outstanding equity awards that were anti-dilutive totaled 424,533, 274,384, and 262,600, respectively. Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the year ended December 31, 2024, 2023, and 2022, totaled 114,559, 114,559, and 114,559, respectively.

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

At December 31, 2024, 1,431,588 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $8.2 million at December 31, 2024 as shown in the following table.

Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Units	Total
Unrecognized compensation cost at January 1, 2024	$1,672	$3,142	$2,648	$7,462
Equity grants	1,974	3,339	3,064	8,377
Equity grant forfeitures	(322)	(274)	(100)	(696)
Equity compensation expense	(1,463)	(3,078)	(2,446)	(6,987)
Unrecognized Compensation Cost at December 31, 2024	$1,861	$3,129	$3,166	$8,156

At December 31, 2024, the weighted average amortization period remaining for all of our equity awards was 1.8 years.

Restricted Stock Units

RSUs are granted at a value equal to the five-day average closing market price of our common stock on the date of grant and are settled in stock at the end of their vesting periods, which range between one and five years, at the then market price of our common stock.

The following table summarizes the activities related to RSUs.

	Year Ended December 31,
	2024		2023		2022
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	191,081	$26.83	206,786	$26.60	159,524	$26.53
Units granted	80,997	24.39	53,238	27.00	77,424	26.87
Units vested	(16,621)	26.78	(68,943)	26.28	(22,635)	27.08
Units forfeited	(11,772)	27.37	—	—	(7,527)	26.57
Outstanding at End of Period	243,685	26.00	191,081	26.83	206,786	26.60

Expenses related to RSUs were $1.5 million, $1.9 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. Remaining unrecognized compensation cost related to RSU will be recognized over a weighted average period of less than five years. Restrictions on shares of restricted stock outstanding lapse through 2029. The Company expects all RSUs to vest.

Restricted Stock Awards

The following table summarizes the activities related to RSAs.

	Year Ended December 31,
	2024		2023		2022
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	198,636	$27.67	157,030	$27.25	113,695	$27.58
Units granted	137,983	24.14	128,852	28.14	119,471	26.99
Units vested	(100,447)	27.31	(86,213)	27.61	(72,101)	27.33
Units forfeited	(10,590)	25.92	(1,033)	27.66	(4,035)	27.24
Outstanding at End of Period	225,582	25.75	198,636	27.67	157,030	27.25

Expenses related to RSAs were $3.1 million, $2.9 million, and $2.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. The remaining unrecognized compensation cost will be recognized over a weighted average period of less than three years. Restrictions on shares of RSAs outstanding lapse through 2027. The Company expects all RSAs to vest.

Performance-Based Restricted Stock Awards

During the years ended December 31, 2024, 2023, and 2022, there were 95,682, 87,700, and 66,369 PSUs as well as dividend equivalent rights granted under the Plan, respectively. The performance period of these grants runs from January 1, 2024 through December 31, 2026, January 1, 2023 through December 31, 2025, and from January 1, 2022 through December 31, 2024, respectively. Pursuant to the performance share award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model.

During the years ended December 31, 2024, 2023, and 2022, PSUs were granted at a weighted average fair value of $32.48, $37.50, and $18.63 per unit, respectively. During the year ended December 31, 2024, 3,309 PSUs were forfeited. During the year ended December 31, 2024, 73,023 PSUs vested at 0%, resulting in the distribution of no shares. The Company expects all PSUs to vest.

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

Expenses related to PSUs were $2.4 million, $1.5 million, and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative Assets
December 31, 2024	$—	$20,733	$—	$20,733
December 31, 2023	—	20,952	—	20,952
Derivative Liabilities
December 31, 2024	$—	$473	$—	$473
December 31, 2023	—	2,968	—	2,968

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2024 were classified as Level 2 of the fair value hierarchy.

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

Fair Value of Certain Financial Liabilities

December 31, 2024	December 31, 2024		December 31, 2023
(In thousands)	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Term loan due November 2025	$150,000	$149,913	$150,000	$149,496
Term loan due November 2026	100,000	100,112	100,000	99,799
Term loan due January 2027	90,000	89,902	90,000	89,524
Term loan due March 2027	85,000	86,027	—	—
Term loan due January 2028	90,000	90,744	90,000	89,208
Senior fixed note due June 2024	—	—	50,000	49,641
Senior note due December 2026	50,000	49,432	50,000	49,227
Senior note due June 2027	75,000	74,248	75,000	74,282
Senior note due December 2028	50,000	48,788	50,000	49,195
Senior note due April 2029	50,000	45,003	50,000	44,742
Senior note due June 2029	50,000	45,566	50,000	45,473
Senior note due April 2030	75,000	67,137	75,000	67,262
Senior note due March 2031	50,000	42,733	50,000	43,313
Senior note due April 2031	50,000	43,172	50,000	43,441
Senior note due March 2032	75,000	63,965	75,000	64,818
Senior note due July 2033	100,000	105,308	100,000	109,521
Outstanding revolver borrowings	5,000	4,997	16,000	15,946
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

NOTE 14 – SEGMENTS

During 2024, 2023, and 2022, we operated in two segments: real estate operations and restaurant operations. In our real estate operations, we lease properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. In our restaurant operations, we operate seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area.

Our chief operating decision maker evaluates performance of the real estate operations based on Adjusted Funds from Operations (“AFFO”) and evaluates performance of the restaurant operations based on Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") in order to determine how to allocate resources to these segments. We define AFFO as total real estate operations segment revenues, less total segment operating expenses. We define EBITDA as total restaurant operations segment revenues less total segment operating expenses. We consider these respective measures useful because they allow investors, analysts and our management to measure our year-over-year ability to fund dividend distribution from operating activities. In order to facilitate a clear understanding of our historical consolidated operating results, AFFO and EBITDA should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report.

Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

The following table presents financial information for the real estate operations segment.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues:
Real estate operations revenue	$236,264	$217,276	$190,236
Segment revenue	236,264	217,276	190,236
Operating expenses:
Interest expense	46,634	42,295	34,301
Other segment items, net	27,723	27,267	22,718
AFFO	$161,907	$147,714	$133,217
Reconciliation to Segment net income:
Depreciation and amortization	(53,607)	(49,996)	(40,762)
Realized gain on sale, net	—	2,341	8,139
Stock-based compensation	(6,987)	(6,271)	(4,978)
Straight-line rent	3,810	5,523	6,372
Non-cash amortization of deferred financing costs	(2,597)	(2,311)	(2,104)
Other non-cash revenue adjustments	(2,072)	(2,061)	(2,151)
Segment net income	$100,454	$94,939	$97,733
(1)
Other segment items, net includes: compensation and related expenses, external services, other operating costs, property expenses, other income, net, and income tax expense

The following table presents financial information for the restaurant operations segment.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues:
Restaurant operations revenue	$30,939	$30,725	$29,583
Segment revenue	30,939	30,725	29,583
Operating expenses:
Cost of goods sold	24,305	24,033	23,418
Other segment items, net	5,587	5,531	5,250
EBITDA	$1,047	$1,161	$915
Reconciliation to Segment net income:
Depreciation and amortization	(907)	(735)	(709)
Income tax (expense) benefit	1	97	(31)
Segment net income	$141	$523	$175

The following table reconciles the segment revenues to our total revenues.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues:
Real estate operations revenue	$236,264	$217,276	$190,236
Restaurant operations revenue	30,939	30,725	29,583
Other	870	2,605	3,375
Total revenues	$268,073	$250,606	$223,194

The following table reconciles the segment net incomes to our net income.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Segment net income:
Real estate operations	$100,454	$94,939	$97,733
Restaurant operations	141	523	175
Net income	$100,595	$95,462	$97,908

The following table presents supplemental information by segment.

Supplemental Segment Information at December 31, 2024

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,175,813	$22,831	$3,198,644
Accumulated depreciation	(767,716)	(7,789)	(775,505)
Total real estate investments, net	$2,408,097	$15,042	$2,423,139
Cash and cash equivalents	2,985	1,096	$4,081
Total assets	2,631,171	21,855	$2,653,026
Total debt, net of deferred financing costs	1,137,889	—	$1,137,889

Supplemental Segment Information at December 31, 2023

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$2,926,425	$22,996	$2,949,421
Accumulated depreciation	(731,345)	(7,601)	(738,946)
Total real estate investments, net	$2,195,080	$15,395	$2,210,475
Cash and cash equivalents	14,776	1,546	$16,322
Total assets	2,429,136	22,498	$2,451,634
Total debt, net of deferred financing costs	1,112,689	—	$1,112,689

Capital expenditures in our Consolidated Statements of Cash Flows relate to the real estate operations segment.

NOTE 15 – SUBSEQUENT EVENTS

The Company reviewed its subsequent events and transactions that have occurred after December 31, 2024, the date of the Consolidated Balance Sheet, through February 13, 2025, and noted the following:

Capital Resources

On January 31, 2025, the Company entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “Credit Agreement”). The Credit Agreement increases the overall size of the facility from $765 million to $940 million by increasing the revolving credit facility capacity to $350 million and entering into a new $225 million term loan (the “Amended Term Loan”). Both the Amended Term Loan and revolving credit facility mature in February 2029, and feature a one-year extension option at the Company’s discretion, subject to certain conditions. The Amended Term Loan was used, in part, to pay down $150 million of loans maturing in November 2025.

Additionally, FCPT’s lenders agreed to provide a one-year extension option for the $100 million of term loans maturing in November 2026 at the Company’s discretion, subject to certain conditions. The outstanding balances and maturities for the $90 million term loan maturing in 2027, the $85 million term loan maturing in 2027, and the $90 million loan maturing in 2028 were not impacted by the extension.

Acquisitions & Disposals

The Company invested $9.7 million in the acquisition of two net lease properties with an investment yield of approximately 6.45%, and approximately 12.8 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for the transactions as asset acquisitions in accordance with U.S. GAAP. There was no contingent liability associated with the transactions at December 31, 2024.

FOUR CORNERS PROPERTY TRUST, INC.
SCHEDULE III
SCHEDULE OF REAL ESTATE ASSETS AND ACCUMLATED DEPRECIATION
DECEMBER 31, 2024

(Dollars in thousands)

		Initial Cost to Company			Cost Capitalized Since Acquisition (1)			Gross Carrying Value							Life on which Depreciation in latest Statement
Tenant Industry and State	Nbr Properties	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total	Accumulated Depreciation	Construction Date (Range)	Acquisition Date (Range)	of Income is Computed
Quick Service
Alabama	18	17,464	10,103	—	—	—	—	17,464	10,103	—	27,567	2,319	1976-2019	2018-2021	5 - 45
Arizona	2	2,288	1,402	—	—	—	—	2,288	1,402	—	3,690	46	2007-2023	2021-2023	10 - 35
California	1	979	—	—	—	—	—	979	—	—	979	—	2004	2018	−
Colorado	4	3,615	467	—	(127)	—	—	3,488	467	—	3,955	154	1978-1996	2016-2019	5 - 40
Connecticut	3	5,383	995	—	—	—	—	5,383	995	—	6,378	110	1998-2021	2018-2021	14 - 49
Delaware	1	2,081	—	—	—	—	—	2,081	—	—	2,081	—	2013	2019	−
Florida	4	4,624	1,529	—	—	—	—	4,624	1,529	—	6,153	326	1986-2018	2016-2022	10 - 40
Georgia	6	6,674	5,174	—	—	—	—	6,674	5,174	—	11,848	1,232	1983-2024	2016-2024	10 - 52
Illinois	12	8,300	9,869	—	—	64	—	8,300	9,933	—	18,233	1,614	1970-2023	2016-2024	5 - 45
Indiana	25	18,229	16,114	—	—	—	—	18,229	16,114	—	34,343	3,737	1970-2019	2016-2024	5 - 54
Iowa	5	5,694	—	—	—	—	—	5,694	—	—	5,694	—	1979-2016	2018-2019	−
Kansas	2	4,071	5,883	—	—	9	—	4,071	5,892	—	9,963	437	1995-2003	2022-2023	10 - 30
Kentucky	10	9,211	5,013	—	—	—	—	9,211	5,013	—	14,224	1,153	1966-2008	2016-2023	7 - 45
Maryland	2	1,502	2,834	—	—	—	—	1,502	2,834	—	4,336	505	1989-2014	2018-2019	10 - 51
Michigan	15	6,758	12,364	—	—	—	—	6,758	12,364	—	19,122	2,996	1979-2017	2016-2020	3 - 43
Mississippi	8	6,046	10,480	—	—	—	—	6,046	10,480	—	16,526	1,959	1998-2016	2016-2020	10 - 54
Missouri	3	3,263	1,362	—	—	—	—	3,263	1,362	—	4,625	80	1985-2023	2020-2023	10 - 30
New Mexico	1	307	—	—	—	—	—	307	—	—	307	—	1995	2019	−
New York	2	2,858	2,559	—	—	—	—	2,858	2,559	—	5,417	369	2002-2019	2017-2021	13 - 53
North Carolina	11	8,334	12,051	—	—	—	—	8,334	12,051	—	20,385	2,544	1982-2019	2016-2023	9 - 50
Ohio	6	5,555	3,536	—	—	—	—	5,555	3,536	—	9,091	739	1971-2020	2018-2021	5 - 51
Oklahoma	3	2,487	2,479	—	—	(90)	—	2,487	2,389	—	4,876	272	2004-2022	2016-2023	10 - 54
Rhode Island	1	1,343	—	—	—	—	—	1,343	—	—	1,343	—	1999	2019	−
South Carolina	7	7,811	4,619	—	—	—	—	7,811	4,619	—	12,430	805	1980-2019	2017-2023	10 - 50
Tennessee	8	5,620	9,489	—	—	—	—	5,620	9,489	—	15,109	1,870	1987-2015	2016-2020	5 - 55
Texas	8	8,270	10,034	—	—	—	—	8,270	10,034	—	18,304	1,783	1995-2017	2016-2024	10 - 54
Utah	3	2,977	1,157	—	26	—	—	3,003	1,157	—	4,160	203	1980-1997	2019-2021	5 - 40
Virginia	3	2,175	2,269	—	—	—	—	2,175	2,269	—	4,444	281	1993-2018	2016-2024	10 - 50
Wisconsin	10	5,470	10,282	—	—	—	—	5,470	10,282	—	15,752	2,383	1972-2021	2016-2021	5 - 45
Casual Dining
Alabama	12	16,334	11,054	434	—	3,963	1,609	16,334	15,017	2,043	33,394	11,206	1986-2018	1986-2022	2 - 44
Arizona	13	12,439	18,563	1,202	—	2,592	1,291	12,439	21,155	2,493	36,087	13,128	1993-2011	1993-2024	2 - 46
Arkansas	8	8,009	9,799	1,144	766	3,059	908	8,775	12,858	2,052	23,685	9,914	1989-2014	1989-2019	2 - 46
California	13	11,950	14,676	931	1,231	7,324	2,298	13,181	22,000	3,229	38,410	18,483	1987-2004	1987-2018	2 - 49
Colorado	18	19,788	16,656	538	571	7,104	1,923	20,359	23,760	2,461	46,580	14,924	1985-2007	1991-2022	2 - 50
Connecticut	1	1,669	—	—	—	—	—	1,669	—	—	1,669	—	1993	2018	−
Delaware	3	1,942	4,046	222	—	1,461	656	1,942	5,507	878	8,327	4,300	1991-1993	1991-2017	2 - 50
Florida	69	103,344	89,882	4,013	3,053	33,581	11,887	106,397	123,463	15,900	245,760	77,724	1985-2019	1985-2024	2 - 53
Georgia	50	59,135	69,110	4,351	634	12,885	4,790	59,769	81,995	9,141	150,905	49,409	1986-2023	1987-2024	2 - 50

FOUR CORNERS PROPERTY TRUST, INC.
SCHEDULE III
SCHEDULE OF REAL ESTATE ASSETS AND ACCUMLATED DEPRECIATION
DECEMBER 31, 2024

(Dollars in thousands)

		Initial Cost to Company			Cost Capitalized Since Acquisition (1)			Gross Carrying Value							Life on which Depreciation in latest Statement
Tenant Industry and State	Nbr Properties	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total	Accumulated Depreciation	Construction Date (Range)	Acquisition Date (Range)	of Income is Computed
Idaho	3	2,846	2,500	207	—	1,136	691	2,846	3,636	898	7,380	3,466	1991-2008	1991-2021	2 - 42
Illinois	32	48,318	41,711	1,090	912	6,637	2,619	49,230	48,348	3,709	101,287	22,833	1986-2022	1988-2024	2 - 50
Indiana	21	18,970	28,350	973	—	12,453	3,603	18,970	40,803	4,576	64,349	23,751	1978-2016	1985-2023	2 - 50
Iowa	15	13,393	16,394	1,447	1,130	4,052	1,353	14,523	20,446	2,800	37,769	13,083	1988-2013	1988-2019	2 - 49
Kansas	5	4,294	7,789	598	—	3,286	1,066	4,294	11,075	1,664	17,033	8,703	1990-2010	1990-2010	2 - 47
Kentucky	14	16,058	25,655	1,074	2,095	2,540	1,197	18,153	28,195	2,271	48,619	12,222	1992-2010	1992-2024	2 - 47
Louisiana	11	12,622	18,534	1,013	—	2,554	944	12,622	21,088	1,957	35,667	10,969	1985-2009	1992-2024	2 - 50
Maine	2	1,217	1,120	96	—	1,027	282	1,217	2,147	378	3,742	1,982	1993-2009	1993-2020	2 - 42
Maryland	21	32,896	20,261	863	—	6,041	2,200	32,896	26,302	3,063	62,261	17,011	1990-2019	1991-2023	2 - 50
Massachusetts	2	2,381	2,097	90	—	665	175	2,381	2,762	265	5,408	2,383	1997-2018	1997-2021	2 - 35
Michigan	22	17,802	32,611	1,369	1,639	12,287	3,786	19,441	44,898	5,155	69,494	34,435	1988-2018	1988-2020	2 - 54
Minnesota	9	7,182	13,353	989	—	3,795	1,423	7,182	17,148	2,412	26,742	15,235	1988-2006	1988-2020	2 - 41
Mississippi	9	10,715	16,824	1,280	34	1,107	407	10,749	17,931	1,687	30,367	8,760	1996-2013	1996-2019	2 - 50
Missouri	9	9,990	10,361	452	—	4,032	1,393	9,990	14,393	1,845	26,228	10,037	1989-2004	1989-2024	2 - 42
Montana	1	479	1,107	89	—	775	301	479	1,882	390	2,751	1,836	1993	1993	2 - 42
Nebraska	2	1,517	3,008	171	—	1,859	488	1,517	4,867	659	7,043	4,040	1991-2002	1991-2002	2 - 42
Nevada	10	8,900	13,185	365	1,215	5,927	2,183	10,115	19,112	2,548	31,775	12,951	1986-2004	1986-2024	2 - 50
New Hampshire	3	2,713	3,270	225	—	1,756	721	2,713	5,026	946	8,685	4,474	1994-2000	1994-2007	2 - 42
New Jersey	5	9,213	8,120	388	—	603	301	9,213	8,723	689	18,625	3,523	1995-2015	1995-2022	2 - 47
New Mexico	4	4,679	7,383	476	—	146	138	4,679	7,529	614	12,822	3,346	1991-2010	2003-2018	2 - 50
New York	17	21,557	18,624	1,299	—	5,650	2,089	21,557	24,274	3,388	49,219	17,738	1990-2015	1990-2023	2 - 50
North Carolina	17	20,642	22,755	1,648	—	5,455	2,313	20,642	28,210	3,961	52,813	18,557	1990-2013	1990-2024	2 - 55
North Dakota	3	2,356	5,413	597	—	726	319	2,356	6,139	916	9,411	3,955	1989-2013	1989-2013	2 - 48
Ohio	46	44,927	59,758	3,005	2,126	18,027	6,499	47,053	77,785	9,504	134,342	52,099	1971-2020	1986-2023	2 - 51
Oklahoma	13	17,092	16,553	969	—	2,661	934	17,092	19,214	1,903	38,209	10,580	1987-2018	1987-2020	22 - 50
Oregon	1	761	1,486	91	—	356	200	761	1,842	291	2,894	1,668	1998	1998	2 - 38
Pennsylvania	19	21,726	24,108	1,520	—	7,717	2,717	21,726	31,825	4,237	57,788	21,678	1989-2020	1989-2021	2 - 50
South Carolina	20	28,658	18,886	703	1,731	3,073	1,218	30,389	21,959	1,921	54,269	11,898	1990-2020	1990-2024	2 - 53
South Dakota	2	1,212	3,194	330	—	919	220	1,212	4,113	550	5,875	3,023	1992-2011	1992-2011	2 - 46
Tennessee	26	37,306	50,365	2,151	892	3,764	1,565	38,198	54,129	3,716	96,043	20,408	1988-2014	1988-2023	2 - 51
Texas	83	98,585	107,905	6,390	6,650	36,673	14,018	105,235	144,578	20,408	270,221	92,391	1986-2021	1986-2024	2 - 53
Utah	3	3,479	714	128	24	805	284	3,503	1,519	412	5,434	1,608	1991-2009	1991-2019	2 - 40
Virginia	20	22,875	27,310	986	250	5,894	2,196	23,125	33,204	3,182	59,511	18,887	1990-2016	1990-2023	2 - 49
Washington	6	4,975	6,092	339	409	1,682	768	5,384	7,774	1,107	14,265	6,324	1990-2001	1990-2021	2 - 40
West Virginia	6	5,204	9,316	772	—	1,564	647	5,204	10,880	1,419	17,503	7,000	1991-2012	1991-2017	2 - 50
Wisconsin	11	8,963	12,256	984	114	5,034	1,721	9,077	17,290	2,705	29,072	13,473	1990-2013	1990-2023	2 - 45
Medical Retail
Alabama	8	6,745	10,047	—	—	—	—	6,745	10,047	—	16,792	31	1994-2017	2024	10 - 40
Alaska	1	255	461	—	—	—	—	255	461	—	716	44	2007	2023	10 - 20
Arizona	1	410	1,256	—	—	—	—	410	1,256	—	1,666	110	1960	2022	10 - 35
Arkansas	2	1,401	2,500	—	—	16	—	1,401	2,516	—	3,917	182	2007-2023	2021-2023	10 - 35
Connecticut	1	1,265	1,917	—	—	—	—	1,265	1,917	—	3,182	—	1963	2024	10 - 35

FOUR CORNERS PROPERTY TRUST, INC.
SCHEDULE III
SCHEDULE OF REAL ESTATE ASSETS AND ACCUMLATED DEPRECIATION
DECEMBER 31, 2024

(Dollars in thousands)

		Initial Cost to Company			Cost Capitalized Since Acquisition (1)			Gross Carrying Value							Life on which Depreciation in latest Statement
Tenant Industry and State	Nbr Properties	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total	Accumulated Depreciation	Construction Date (Range)	Acquisition Date (Range)	of Income is Computed
Florida	3	2,121	4,150	—	—	—	—	2,121	4,150	—	6,271	373	1983-2020	2021-2024	10 - 35
Georgia	1	336	2,024	—	—	—	—	336	2,024	—	2,360	111	1998	2023	10 - 35
Illinois	7	8,642	24,187	—	—	66	—	8,642	24,253	—	32,895	1,374	1910-2006	2021-2023	10 - 40
Indiana	10	10,739	21,559	—	—	44	—	10,739	21,603	—	32,342	819	1929-2023	2021-2024	10 - 40
Iowa	4	2,397	6,684	—	—	—	—	2,397	6,684	—	9,081	117	1961-2023	2024	10 - 35
Kansas	2	2,072	2,877	—	—	—	—	2,072	2,877	—	4,949	279	1999-2013	2022	10 - 40
Louisiana	10	7,596	12,670	—	—	95	—	7,596	12,765	—	20,361	1,027	1998-2023	2021-2024	5 - 45
Michigan	5	2,691	7,801	—	—	—	—	2,691	7,801	—	10,492	535	1962-2023	2022-2024	10 - 50
Minnesota	1	554	716	—	—	—	—	554	716	—	1,270	139	1940	2021	10 - 20
Missouri	4	2,453	7,160	—	—	67	—	2,453	7,227	—	9,680	429	1974-2017	2022-2024	10 - 40
New Hampshire	1	3,120	5,403	—	—	—	—	3,120	5,403	—	8,523	196	2023	2023	15 - 45
New Mexico	1	279	1,498	—	—	—	—	279	1,498	—	1,777	70	2018	2023	10 - 45
New York	5	5,246	6,356	—	—	3	—	5,246	6,359	—	11,605	472	2019-2023	2021-2023	10 - 45
North Carolina	1	1,309	1,953	—	—	57	—	1,309	2,010	—	3,319	188	2004	2022	10 - 35
Ohio	5	5,108	8,854	—	—	—	—	5,108	8,854	—	13,962	593	2008-2022	2022	10 - 39
Oklahoma	1	755	902	—	—	—	—	755	902	—	1,657	136	1999	2021	5 - 35
Pennsylvania	2	4,491	8,602	—	—	—	—	4,491	8,602	—	13,093	383	2014-2021	2023-2024	10 - 35
South Carolina	1	912	1,086	—	—	—	—	912	1,086	—	1,998	67	2018	2023	10 - 40
Tennessee	4	4,918	11,361	—	—	—	—	4,918	11,361	—	16,279	270	2004-2023	2023-2024	10 - 45
Texas	2	6,629	5,499	—	—	—	—	6,629	5,499	—	12,128	281	2015-2016	2023	10 - 35
Utah	1	562	1,100	—	—	—	—	562	1,100	—	1,662	128	1972	2021	10 - 35
Virginia	1	130	979	—	—	—	—	130	979	—	1,109	74	1960	2023	10 - 25
Washington	1	356	1,104	—	—	—	—	356	1,104	—	1,460	75	1996	2023	10 - 25
Wisconsin	3	2,004	4,803	—	—	—	—	2,004	4,803	—	6,807	429	1974-2018	2021-2023	7 - 35
Auto Service
Alabama	3	3,561	3,856	—	—	—	—	3,561	3,856	—	7,417	54	2020-2023	2024	10 - 45
Alaska	1	617	693	—	—	—	—	617	693	—	1,310	119	1999	2022	5 - 20
Arkansas	3	2,748	1,647	—	—	—	—	2,748	1,647	—	4,395	63	2006-2024	2022-2024	10 - 45
Colorado	3	4,817	2,174	—	—	63	—	4,817	2,237	—	7,054	103	1962-2020	2020-2024	10 - 40
Florida	4	7,817	4,959	—	—	—	—	7,817	4,959	—	12,776	288	2006-2023	2022-2024	10 - 44
Georgia	16	18,480	17,574	—	—	71	—	18,480	17,645	—	36,125	1,259	1990-2024	2021-2024	5 - 45
Illinois	12	16,751	12,554	—	—	10	—	16,751	12,564	—	29,315	1,127	1948-2018	2020-2024	3 - 40
Indiana	14	18,513	15,736	—	—	24	—	18,513	15,760	—	34,273	1,299	1968-2023	2020-2024	10 - 49
Iowa	3	3,382	1,255	—	—	22	—	3,382	1,277	—	4,659	158	1970-1998	2019-2023	5 - 30
Kansas	1	535	795	—	—	—	—	535	795	—	1,330	71	1995	2022	10 - 30
Kentucky	2	1,141	1,920	—	—	—	—	1,141	1,920	—	3,061	140	1982-2011	2022-2023	10 - 35
Louisiana	7	8,853	7,171	—	—	—	—	8,853	7,171	—	16,024	483	2004-2023	2021-2024	5 - 45
Maryland	5	3,512	1,396	—	—	—	—	3,512	1,396	—	4,908	154	1964-2007	2020-2021	10 - 35
Michigan	6	2,448	7,402	—	—	81	7	2,448	7,483	7	9,938	766	1945-1999	2022-2023	5 - 30
Minnesota	1	1,464	1,096	—	—	—	—	1,464	1,096	—	2,560	156	2001	2020	10 - 40
Mississippi	7	6,667	5,745	—	—	—	—	6,667	5,745	—	12,412	671	1970-2003	2021-2022	10 - 40

FOUR CORNERS PROPERTY TRUST, INC.
SCHEDULE III
SCHEDULE OF REAL ESTATE ASSETS AND ACCUMLATED DEPRECIATION
DECEMBER 31, 2024

(Dollars in thousands)

		Initial Cost to Company			Cost Capitalized Since Acquisition (1)			Gross Carrying Value							Life on which Depreciation in latest Statement
Tenant Industry and State	Nbr Properties	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total	Accumulated Depreciation	Construction Date (Range)	Acquisition Date (Range)	of Income is Computed
Missouri	9	10,017	9,392	—	—	—	—	10,017	9,392	—	19,409	895	1990-2015	2020-2022	10 - 40
Nebraska	2	1,372	1,347	—	—	—	—	1,372	1,347	—	2,719	152	1998	2022-2023	3 - 30
New Jersey	2	1,824	1,682	—	—	—	—	1,824	1,682	—	3,506	112	1961-1969	2022-2024	10 - 30
New Mexico	1	515	982	—	—	—	—	515	982	—	1,497	79	2006	2022	10 - 40
New York	6	5,666	6,984	—	—	458	—	5,666	7,442	—	13,108	639	1940-2023	2021-2024	5 - 40
North Carolina	4	2,795	4,080	—	—	—	—	2,795	4,080	—	6,875	393	1974-1999	2022-2023	10 - 40
Ohio	21	21,644	19,491	—	—	468	—	21,644	19,959	—	41,603	2,546	1967-2024	2021-2024	5 - 45
Oklahoma	5	8,130	2,667	—	—	—	—	8,130	2,667	—	10,797	138	1984-2024	2020-2024	10 - 45
Pennsylvania	2	2,218	1,898	—	—	—	—	2,218	1,898	—	4,116	271	1980-2019	2019-2021	5 - 35
South Carolina	1	2,580	1,232	—	—	—	—	2,580	1,232	—	3,812	125	2023	2023	10 - 25
Tennessee	2	2,621	5,543	—	—	—	—	2,621	5,543	—	8,164	362	1989-2022	2022-2024	10 - 45
Texas	6	5,797	7,392	—	—	—	—	5,797	7,392	—	13,189	654	1978-2024	2021-2024	10 - 45
Virginia	5	4,759	4,863	—	—	71	—	4,759	4,934	—	9,693	383	1952-2006	2021-2023	10 - 41
Wisconsin	5	3,451	5,731	—	—	13	—	3,451	5,744	—	9,195	838	1953-2001	2020-2022	2 - 44
Multi-Tenant & Other
Alabama	5	7,022	1,675	—	—	6	—	7,022	1,681	—	8,703	462	1985-2013	2016-2022	8 - 48
California	1	1,060	4,281	—	—	125	—	1,060	4,406	—	5,466	545	2000	2020	35
Colorado	2	4,958	458	—	—	14	—	4,958	472	—	5,430	49	1982-1993	2021-2022	10 - 35
Florida	3	2,386	4,258	—	—	10	—	2,386	4,268	—	6,654	331	1985-2016	2020-2024	5 - 40
Idaho	1	578	1,164	—	—	—	—	578	1,164	—	1,742	139	1985	2020	10 - 50
Illinois	11	17,799	17,912	—	—	51	—	17,799	17,963	—	35,762	1,562	1979-2021	2019-2022	5 - 54
Indiana	5	8,362	5,154	—	—	—	—	8,362	5,154	—	13,516	437	1993-2022	2019-2023	10 - 54
Iowa	1	1,318	—	—	—	—	—	1,318	—	—	1,318	—	2000	2019	−
Kansas	2	3,090	2,324	—	—	—	—	3,090	2,324	—	5,414	333	1999-2000	2020-2022	5 - 35
Louisiana	1	1,739	—	—	—	—	—	1,739	—	—	1,739	—	2021	2021	−
Maine	1	3,355	—	—	—	—	—	3,355	—	—	3,355	—	2005	2019	−
Maryland	2	2,847	5,379	—	—	—	—	2,847	5,379	—	8,226	591	1962-1974	2020-2022	10 - 49
Michigan	8	9,333	15,296	—	—	19	—	9,333	15,315	—	24,648	1,228	1970-2023	2017-2023	10 - 54
Missouri	1	512	556	—	—	—	—	512	556	—	1,068	63	1985	2021	10 - 35
New Jersey	2	917	1,433	—	—	—	—	917	1,433	—	2,350	89	1974	2023	10 - 30
New Mexico	2	2,728	2,413	—	—	26	—	2,728	2,439	—	5,167	260	1997-2019	2020-2021	10 - 49
New York	3	2,272	4,756	—	—	30	—	2,272	4,786	—	7,058	314	1997-2023	2021-2023	10 - 50
North Carolina	1	941	—	—	—	—	—	941	—	—	941	—	1998	2022	−
Ohio	7	8,826	7,272	—	—	—	—	8,826	7,272	—	16,098	681	1969-2019	2019-2023	10 - 49
Oklahoma	2	1,836	598	—	—	—	—	1,836	598	—	2,434	92	1999-2001	2020-2021	10 - 35
Pennsylvania	3	3,822	5,139	—	—	—	—	3,822	5,139	—	8,961	169	1998-2019	2020-2024	10 - 49
Rhode Island	1	951	1,469	—	—	—	—	951	1,469	—	2,420	133	2009	2021	10 - 45
South Carolina	3	3,194	567	—	—	—	—	3,194	567	—	3,761	108	2003-2016	2020-2022	11 - 46
Tennessee	2	4,852	3,669	—	—	—	—	4,852	3,669	—	8,521	50	1993-2008	2022-2024	10 - 30
Texas	3	7,819	7,637	—	—	—	—	7,819	7,637	—	15,456	710	1970-2003	2019-2023	10 - 54
Virginia	2	8,543	—	—	—	—	—	8,543	—	—	8,543	—	1990-2016	2022	−
West Virginia	1	757	862	—	—	—	—	757	862	—	1,619	128	1996	2021	5 - 35
Wisconsin	2	2,887	1,726	—	—	—	—	2,887	1,726	—	4,613	267	1995-2017	2020	10 - 47
		1,335,397	1,454,982	48,002	25,375	246,540	88,348	1,360,772	1,701,522	136,350	3,198,644	775,505

(1)
Amounts shown as reductions to cost capitalized since acquisition represent provisions recorded for impairment of real estate or partial dispositions.

FOUR CORNERS PROPERTY TRUST, INC.
SCHEDULE III
SCHEDULE OF REAL ESTATE ASSETS AND ACCUMLATED DEPRECIATION
DECEMBER 31, 2024

(Dollars in thousands)

Tax Cost

The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $3.2 billion (unaudited) as of December 31, 2024.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(Dollars in thousands)

	December 31, 2024	December 31, 2023
Carrying Costs
Balance - beginning of period	$2,949,421	$2,655,702
Additions placed in service	249,923	310,787
Movement: Held for Sale	—	—
Dispositions and other	(700)	(17,068)
Balance - end of year	$3,198,644	$2,949,421
Accumulated Depreciation
Balance - beginning of year	$(738,946)	$(706,702)
Depreciation expense	(37,106)	(33,983)
Movement: Held for Sale	—	—
Dispositions and other	547	1,739
Balance - end of year	$(775,505)	$(738,946)

INDEX TO EXHIBITS

Description
Exhibit Number
3.1	Articles of Amendment and Restatement of Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 27, 2015).
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

10.7

Third Amended and Restated Parent Guaranty, dated October 25, 2022, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-37538) filed with the Securities and Exchange Commission on October 25, 2022).

10.8	Amended and Restated Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement dated April 22, 2022).
10.10	Form of Lease (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.11	Form of Guaranty by Darden Restaurants, Inc. in respect of certain Leases (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.12	Form of Franchise Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A filed on October 5, 2015).
10.13	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).
10.14	Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015).
10.15	Amendment to Form of FY 2015 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.16	Form of Performance-based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.17	Amendment to Form of Performance-based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.18	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2016).
10.19	Amendment to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.20

Note Purchase Agreement, dated April 19, 2017, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc. and the purchasers party thereto (incorporated be reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017).

10.21	Form of FY 2020 Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.22	Form of FY 2020 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.23	Second Amendment to Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.24	Second Amendment to Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.25*	Form of FY 2025 Restricted Stock Unit Award Agreement
10.26*	Form of FY 2025 Restricted Stock Award Agreement
10.27*	Form of FY 2025 Performance Based Restricted Stock Award Agreement
10.28*	Form of FY 2025 Performance Restricted Stock Unit Award Agreement
10.29*	Form of FY 2025 Restricted Stock Unit Award Agreement
10.30

Employment Agreement, dated April 24, 2024, by and between Four Corners Property Trust, Inc. and Patrick L. Wernig (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2024).

10.31

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

10.32

Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated January 31, 2025, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2025).

10.33

First Amendment to Transition Agreement, dated September 17, 2024, by and between Four Corners Property Trust, Inc. and Gerald R. Morgan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 17, 2024).

19.1*	Insider Trading Compliance Policy
21.1*	List of Subsidiaries of Four Corners Property Trust, Inc.
23.1*	Consent of Independent Accountants
31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
99.1	Form of Lease (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	February 13, 2025	By:	/s/ William H. Lenehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM H. LENEHAN	Director and Chief Executive Officer	February 13, 2025
William H. Lenehan	(Principal Executive Officer)

/S/ PATRICK L. WERNIG	Chief Financial Officer	February 13, 2025
Patrick L. Wernig	(Principal Financial Officer)

/S/ NICCOLE M. STEWART	Chief Accounting Officer	February 13, 2025
Niccole M. Stewart	(Principal Accounting Officer)

/S/ JOHN S. MOODY	Director and Chairman of the	February 13, 2025
John S. Moody	Board of Directors

/S/ DOUGLAS B. HANSEN	Director	February 13, 2025
Douglas B. Hansen

/S/ CHARLES L. JEMLEY	Director	February 13, 2025
Charles L. Jemley

/S/ BARBARA JESUELE	Director	February 13, 2025
Barbara Jesuele

/S/ MARRAN H. OGILVIE	Director	February 13, 2025
Marran H. Ogilvie

/S/ TONI STEELE	Director	February 13, 2025
Toni Steele

/S/ ELIZABETH TENNICAN	Director	February 13, 2025
Elizabeth Tennican