Form 10-Q
period 2025-03-31
Four Corners Property Trust, Inc.
filed 2025-05-01
CIK 1650132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of common stock outstanding as of May 1, 2025: 100,472,006

FOUR CORNERS PROPERTY TRUST, INC.

FORM 10 - Q

THREE MONTHS ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Real estate investments:
Land	$1,398,659	$1,360,772
Buildings, equipment and improvements	1,856,021	1,837,872
Total real estate investments	3,254,680	3,198,644
Less: Accumulated depreciation	(784,943)	(775,505)
Total real estate investments, net	2,469,737	2,423,139
Intangible real estate assets, net	119,932	123,613
Total real estate investments and intangible real estate assets, net	2,589,669	2,546,752
Cash and cash equivalents	22,263	4,081
Straight-line rent adjustment	69,288	68,562
Derivative assets	15,008	20,733
Deferred tax assets	1,503	1,448
Other assets	13,421	11,450
Total Assets	$2,711,152	$2,653,026

LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$580,157	$516,250
Senior unsecured notes, net of deferred financing costs	621,802	621,639
Dividends payable	35,408	35,358
Rent received in advance	15,518	6,738
Derivative liabilities	2,993	473
Other liabilities	22,437	21,778
Total liabilities	1,278,315	1,202,236

Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 99,972,006 and 99,825,119 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,482,278	1,482,698
Accumulated deficit	(66,982)	(57,729)
Accumulated other comprehensive income	15,374	23,633
Noncontrolling interest	2,157	2,178
Total equity	1,432,837	1,450,790
Total Liabilities and Equity	$2,711,152	$2,653,026

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental revenue	$63,482	$58,573
Restaurant revenue	7,994	7,894
Total revenues	71,476	66,467
Operating expenses:
General and administrative	7,639	6,213
Depreciation and amortization	14,429	13,467
Property expenses	3,265	3,081
Restaurant expenses	7,555	7,564
Total operating expenses	32,888	30,325
Interest expense	(12,731)	(12,281)
Other income	392	240
Income tax expense	(63)	(27)
Net income	26,186	24,074
Net income attributable to noncontrolling interest	(30)	(30)
Net Income Available to Common Shareholders	$26,156	$24,044

Basic net income per share:	$0.26	$0.26
Diluted net income per share:	$0.26	$0.26
Weighted average number of common shares outstanding:
Basic	99,708,806	91,719,475
Diluted	100,072,018	91,929,760
Dividends declared per common share	$0.3550	$0.3450

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$26,186	$24,074
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	(5,947)	8,670
Reclassification adjustment of derivative instruments included in net income	(2,322)	(3,102)
Other comprehensive income (loss)	(8,269)	5,568
Comprehensive income	17,917	29,642
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	30	30
Other comprehensive income (loss) attributable to noncontrolling interest	(10)	7
Comprehensive income attributable to noncontrolling interest	20	37
Comprehensive Income Attributable to Common Shareholders	$17,897	$29,605

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

For the Three Months Ended March 31, 2025

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2024	99,825,119	$10	$1,482,698	$(57,729)	$23,633	$2,178	1,450,790
Net income	—	—	—	26,156	—	30	26,186
Other comprehensive loss	—	—	—	—	(8,259)	(10)	(8,269)
ATM proceeds, net of issuance costs	—	—	—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(35,409)	—	(41)	(35,450)
Stock-based compensation, net	146,887	—	(420)	—	—	—	(420)
Balance at March 31, 2025	99,972,006	$10	$1,482,278	$(66,982)	$15,374	$2,157	$1,432,837

For the Three Months Ended March 31, 2024

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2023	91,617,477	$9	$1,261,940	$(26,276)	$21,977	$2,213	$1,259,863
Net income	—	—	—	24,044	—	30	24,074
Other comprehensive income	—	—	—	—	5,561	7	5,568
ATM proceeds, net of issuance costs	280,914	—	6,898	—	—	—	6,898
Dividends and distributions to equity holders	—	—	—	(31,656)	—	(40)	(31,696)
Stock-based compensation, net	90,812	—	(477)	—	—	—	(477)
Balance at March 31, 2024	91,989,203	$9	$1,268,361	$(33,888)	$27,538	$2,210	$1,264,230

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows - operating activities
Net income	$26,186	$24,074
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,429	13,467
Non-cash revenue adjustments	486	555
Amortization of financing costs	782	638
Stock-based compensation expense	2,760	1,640
Deferred income taxes	(55)	(72)
Changes in assets and liabilities:
Derivative assets and liabilities	(24)	(255)
Straight-line rent adjustment	(726)	(1,174)
Rent received in advance	8,780	(2,009)
Intangible assets (lease incentive payments)	—	(1,119)
Other assets and liabilities	(1,058)	(8,120)
Net cash provided by operating activities	51,560	27,625
Cash flows - investing activities
Purchases of real estate investments	(57,846)	(16,674)
Change in advance deposits in acquisition of real estate investments	(240)	225
Net cash used in investing activities	(58,086)	(16,449)
Cash flows - financing activities
Net proceeds from ATM equity issuance	—	6,898
Repayment of senior notes	—	(50,000)
Payment of deferred financing costs	(6,712)	(1,397)
Proceeds from term loan borrowing	75,000	85,000
Proceeds from revolving credit facility	43,000	34,000
Repayment of revolving credit facility	(48,000)	(50,000)
Payment of dividends to shareholders	(35,359)	(31,539)
Distributions to non-controlling interests	(41)	(40)
Employee shares withheld for taxes	(3,180)	(2,117)
Net cash provided by (used in) financing activities	24,708	(9,195)
Net increase in cash and cash equivalents, including restricted cash	18,182	1,981
Cash and cash equivalents, including restricted cash, at beginning of period	4,081	24,783
Cash and cash equivalents, including restricted cash, at end of period	$22,263	$26,764
Supplemental disclosures:
Interest paid	$13,123	$13,277
Income taxes paid	$19	$—
Operating lease payments received (lessor)	$58,766	$54,298
Operating lease payments remitted (lessee)	$234	$227
Non-cash activities:
Dividends declared but not paid	$35,408	$31,656
Change in fair value of derivative instruments	$(8,245)	$5,823

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Consolidated Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Consolidated Income Statements. We did not record impairment expense during the three months ended March 31, 2025 or 2024.

Real Estate Held for Sale

Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at March 31, 2025 or December 31, 2024.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$22,263	$4,081
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$22,263	$4,081

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

See Note 7 - Derivative Financial Instruments for additional information.

Other Assets and Liabilities

Other assets primarily consist of right of use operating lease assets, pre-acquisition costs, restricted cash, prepaid assets, food and beverage inventories for use by our Kerrow operating subsidiary, escrow deposits, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest expense, accrued operating expenses, intangible real estate liabilities, and operating lease liabilities.

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

For leases where the Company is the lessor, we determine the classification upon commencement. At March 31, 2025, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. The Company expenses certain initial direct costs that are not incremental to obtaining a lease.

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

In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible real estate assets, net, on our Consolidated Balance Sheets. During the three months ended March 31, 2025, the Company did not pay lease incentives to tenants. During the three months ended March 31, 2024, the Company paid lease incentives to tenants of $1.1 million.

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

Restaurant Revenue

Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At March 31, 2025 and December 31, 2024, credit card receivables, included in other assets, totaled $184 thousand and $239 thousand, respectively. We recognize sales from our gift card when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

Restaurant Expenses

Restaurant expenses include restaurant labor, general and administrative expenses, and food and beverage costs. Food and beverage costs include inventory, warehousing, related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

Realized Gain on Sale, Net

The Company recognizes gain on sale, net of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the three months ended March 31, 2025 and 2024, the Company did not sell any properties.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures", which requires, among other things, the following for public business entities: (i) tabular disclosure of amounts for the following categories that are included in each expense caption within continuing operations on the statement of operations, with each expense caption that includes one of these expense categories deemed a relevant expense caption: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities; (ii) disclosure of certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (iii) qualitative description of the amount remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iv) disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The FASB released ASU 2025-01, which revises the effective date of ASU 2024-03, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Entities must apply the updates in ASU 2025-01 prospectively and are permitted to apply the updates retrospectively. We are currently evaluating the potential impact of adopting this new guidance on our Consolidated Financial Statements and related disclosures.

NOTE 3 – CONCENTRATION OF CREDIT RISK

Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 47.0% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

We also are subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of March 31, 2025, we had 314 Olive Garden branded locations in our portfolio, which comprise approximately 25.4% of our leased properties and approximately 33.7% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 47 states, with concentrations of 10% or greater of total rental revenue in one state: Texas (approximately 10.2%).

We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At March 31, 2025, our net exposure to risk related to amounts due to us on our derivative instruments totaling $12.0 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $350.0 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET

Real Estate Investments, Net

Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

(In thousands)	March 31, 2025	December 31, 2024
Land	$1,398,659	$1,360,772
Buildings and improvements	1,720,273	1,701,522
Equipment	135,748	136,350
Total gross real estate investments	3,254,680	3,198,644
Less: accumulated depreciation	(784,943)	(775,505)
Real estate investments, net	2,469,737	2,423,139
Intangible real estate assets, net	119,932	123,613
Total Real Estate Investments and Intangible Real Estate Assets, Net	$2,589,669	$2,546,752

During the three months ended March 31, 2025, the Company invested $57.8 million, including transaction costs, in 23 properties located in four states, and allocated the investment as follows: $37.9 million to land, $18.8 million to buildings and improvements, and $1.2 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 7.3 years as of March 31, 2025. During the three months ended March 31, 2025, no properties were sold.

During the three months ended March 31, 2024, the Company invested $16.7 million, including transaction costs, in four properties located in four states, and allocated the investment as follows: $3.8 million to land, $11.2 million to buildings and improvements and $1.7 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties were 100% occupied under net leases, with a weighted average remaining lease term of 9.9 years as of March 31, 2024. During the three months ended March 31, 2024, no properties were sold.

Intangible Real Estate Assets and Liabilities, Net

The following tables detail intangible real estate assets and liabilities.

(In thousands)	March 31, 2025	December 31, 2024
Acquired in-place lease intangibles	$160,855	$159,693
Finance lease - right of use assets	14,040	14,040
Above-market leases	13,821	13,821
Lease incentives	10,108	10,108
Tenant improvements intangible	3,605	3,605
Direct lease cost	702	702
Total	203,131	201,969
Less: accumulated amortization	(83,199)	(78,356)
Intangible Real Estate Assets, Net	$119,932	$123,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(In thousands)	March 31, 2025	December 31, 2024
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,672)	(1,621)
Intangible Real Estate Liabilities, Net	$938	$989

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $4.3 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $0.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, lease incentive amortization was $0.2 million and $0.2 million, respectively.

At March 31, 2025, the total weighted average amortization period remaining for our intangible real estate assets and liabilities was 8.7 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, lease incentives, and tenant improvement intangible was 8.5 years, 6.1 years, 10.1 years, 11.0 years, and 13.9 years, respectively.

Amortization of Lease Intangibles

The following table presents the estimated net impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment.

(In thousands)	March 31,
2025 (Nine Months)	$12,862
2026	15,659
2027	13,277
2028	10,815
2029	8,736
Thereafter	35,900
Total Future Amortization	$97,249

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

Operating Lease Liability

Maturities of operating lease liabilities were as follows:

(In thousands)	March 31,
2025 (Nine Months)	$290
2026	310
2027	319
2028	319
2029	319
Thereafter	4,112
Total Payments	5,669
Less: Interest	(1,691)
Operating Lease Liability	$3,978

The weighted-average discount rate for operating leases at March 31, 2025 was 4.49%. The weighted-average remaining lease term was 15.9 years.

Rental expense was $231 thousand and $227 thousand for the three months ended March 31, 2025 and 2024, respectively.

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

The following table shows the components of rental revenue.

	Three Months Ended March 31,
(In thousands)	2025	2024
Lease revenue - operating leases	$60,742	$55,888
Variable lease revenue (tenant reimbursements)	2,740	2,685
Total Rental Revenue	$63,482	$58,573

Future Minimum Lease Payments to be Received

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	March 31,
2025 (Nine Months)	$183,278
2026	244,960
2027	237,446
2028	211,358
2029	185,021
Thereafter	865,914
Total Future Minimum Lease Payments	$1,927,977

Ground Leases as Lessee

As of both March 31, 2025 and December 31, 2024, the Company had finance ground lease assets aggregating $13.9 million. These assets are included in intangible real estate assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms ranging from 58.7 years to 93.8 years. All but two of these leases have options to extend certain of the lease terms for additional ninety-nine year terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was 88.8 years at March 31, 2025.

NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS

At March 31, 2025, our debt consisted of (1) $590 million of non-amortizing term loans and (2) $625 million of senior, unsecured, fixed rate notes. At December 31, 2024, our debt consisted of (1) $515 million of non-amortizing term loans and (2) $625 million of senior, unsecured, fixed rate notes. At March 31, 2025 and December 31, 2024, we had outstanding borrowings of $0 million and $5 million, respectively, under the revolving credit facility, and there were no outstanding letters of credit. At March 31, 2025, we had $350 million of borrowing capacity under the revolving credit facility. The revolving credit facility will mature on February 1, 2029 with two six-month extension options. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 5.4% and 5.6% at March 31, 2025 and December 31, 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Revolving Credit and Term Loan Agreement

On January 31, 2025, the Company and its subsidiary, FCPT OP, entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “Credit Agreement”), which amended and restated in its entirety an existing Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 25, 2022 (the "Prior Credit Agreement"). Prior to entering into the Credit Agreement, certain amounts outstanding under the term loan facility pursuant to the Prior Credit Agreement were scheduled to mature as follows: $150 million principal amount outstanding was scheduled to mature on November 9, 2025, $100 million principal amount outstanding was scheduled to mature on November 9, 2026, $90 million principal amount outstanding was scheduled to mature on January 9, 2027, $85 million principal amount outstanding was scheduled to mature on March 14, 2027 and $90 million principal amount outstanding was scheduled to mature on January 9, 2028.

The Credit Agreement provides for borrowings up to $940 million, consisting of (1) a revolving credit facility in an aggregate principal amount of $350 million and term loans in an aggregate principal amount of $590 million comprised of (i) a $100 million term loan with a maturity date of November 9, 2026 (the "Term Loan A-2 Facility"), (ii) a $90 million term loan with a maturity date of February 1, 2027, (iii) a $85 million term loan with a maturity date of March 14, 2027 (the "Term Loan A-5 Facility"), (iv) a $90 million term loan with a maturity date of February 1, 2028, and (v) a $225 million term loan with a maturity date of February 1, 2029 (the "Term Loan A-1 Facility"). No amortization payments are required on the term loan prior to the maturity date. FCPT OP has the option to extend the maturity date of the revolving credit facility for up to two six month periods, subject to the payment of an extension fee of 0.0625% on the aggregate amount of the then-outstanding revolving commitment. FCPT OP has the option to extend the maturity date of each of the Term Loan A-1 Facility and the Term Loan A-2 Facility by one year, subject to the payment of an extension fee of 0.125% on the then-outstanding principal amount of term loans under the Term Loan A-1 Facility and the Term Loan A-2 Facility, as applicable. FCPT OP has the option to extend the maturity date of the Term Loan A-5 Facility by one year, subject to the payment of an extension fee of 0.15% on the then-outstanding principal amount of term loans under the Term Loan A-5 Facility. The Credit Agreement is a syndicated credit facility that contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $450 million, subject to certain conditions. Amounts owed under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which SOFR rate election is in effect.

Loans under the Credit Agreement accrue interest at a per annum rate equal to a SOFR rate plus a margin of 0.85% to 1.00%. The margin is based on the highest applicable credit rating on its senior, unsecured, long-term indebtedness. In the event that all or a portion of the principal amount of any loan borrowed pursuant to the Credit Agreement is not paid when due, interest will accrue at the rate that would otherwise be applicable thereto plus 2.00%. A facility fee at a rate of 0.20% per annum applies to the total revolving commitments available under the Credit Agreement.

The Credit Agreement contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default will limit the ability of the Company and FCPT OP to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.

We reviewed the Credit Agreement in accordance with U.S. GAAP. This resulted in the capitalization of $6.7 million in new lender fees and third party costs, which will be amortized over the life of the new loans; $120 thousand in third-party fees were recorded to general and administrative expense. Where there were decreases in principal, $40 thousand of unamortized deferred financing costs were written off and recorded as interest expense. The remaining $3.5 million of original unamortized deferred financing costs will be amortized over the life of the new loans.

The following table presents the Term Loan balances under the Credit Agreement.

				Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate		March 31, 2025	December 31, 2024
Term Loans:
Term loan due 2025	Nov 2025	N/A	(a)	$—	$150,000
Term loan due 2026	Nov 2026	5.42%	(a)(b)	100,000	100,000
Term loan due 2027	Feb 2027	5.37%	(a)	90,000	90,000
Term loan due 2027	Mar 2027	5.37%	(a)(b)	85,000	85,000
Term loan due 2028	Feb 2028	5.37%	(a)	90,000	90,000
Term loan due 2029	Feb 2029	5.37%	(a)(b)	225,000	—
Total Term Loans				$590,000	$515,000

(a)
Loan is a variable‑rate loan which resets at Daily Simple SOFR + 10 basis points + the applicable credit spread of 0.95% to 1.00% at March 31, 2025.
(b)
Loan has one twelve month extension option exercisable at the Company's discretion, subject to certain conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note Purchase Agreement

The following table presents the senior unsecured fixed rate notes balance.

			Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate	March 31, 2025	December 31, 2024
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	50,000	50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	100,000
Total Notes			$625,000	$625,000

Debt Maturities

The following presents scheduled principal payments related to the Company’s debt.

(In thousands)	March 31,
Remainder of 2025	$—
2026	150,000
2027	250,000
2028	140,000
2029	325,000
Thereafter	350,000
Total Scheduled Principal Payments	$1,215,000

Deferred Financing Costs

At March 31, 2025 and December 31, 2024, term loan and revolving credit facility net unamortized deferred financing costs were approximately $9.8 million and $3.7 million, respectively. During the three months ended March 31, 2025 and 2024, amortization of deferred financing costs was $619 thousand and $432 thousand, respectively. Interest expense for the three months ended March 31, 2025 includes a one-time charge of $40 thousand for deferred financing costs expensed as a result of the execution of an amendment to the term loan agreement on January 31, 2025.

At March 31, 2025 and December 31, 2024, senior unsecured notes net unamortized deferred financing costs were approximately $3.2 million and $3.4 million, respectively. During the three months ended March 31, 2025 and 2024, amortization of deferred financing costs was $163 thousand and $206 thousand, respectively.

The Company was in compliance with all debt covenants at March 31, 2025 and December 31, 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2025, $535 million of our variable-rate debt is hedged by swaps with notional values totaling $535 million. As of December 31, 2024, $435 million of our variable-rate debt was hedged by swaps with notional values totaling $435 million.

During the three months ended March 31, 2025, we entered into three interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

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

Non-designated Hedges

We do not use derivatives for trading or speculative purposes. During the three months ended March 31, 2025 and 2024, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet.

	Derivative Assets			Derivative Liabilities
		Fair Value at			Fair Value at
(Dollars in thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$15,008	$20,733	Derivative liabilities	$2,993	$473
Total		$15,008	$20,733		$2,993	$473

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)

The table below presents the effect of our interest rate swaps on comprehensive income.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three Months Ended March 31, 2025	$(5,947)	Interest expense	$(2,322)	$(12,731)
Three Months Ended March 31, 2024	8,670	Interest expense	(3,102)	(12,281)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Tabular Disclosure Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at March 31, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Assets	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2025	$15,008	$—	$15,008	$(1,896)	$—	$13,112
December 31, 2024	20,733	—	20,733	(350)	—	20,383

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Liabilities Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Liabilities	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2025	$2,993	$—	$2,993	$(1,896)	$—	$1,097
December 31, 2024	473	—	473	(350)	—	123

Credit-risk-related Contingent Features

The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

At March 31, 2025 and December 31, 2024, the fair value of derivatives in a net asset position related to these agreements was $12.0 million and $20.3 million, respectively. As of March 31, 2025, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at March 31, 2025, we would have been entitled to the termination value of approximately $12.0 million.

NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS

Other Assets

The components of other assets were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Accounts receivable	$4,326	$3,477
Operating lease right-of-use asset	3,270	3,402
Prepaid assets	2,464	1,522
Prepaid acquisition costs and deposits	1,497	1,222
Inventories	214	221
Restricted cash	—	—
Other	1,650	1,606
Total Other Assets	$13,421	$11,450

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Other Liabilities

The components of other liabilities were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Accrued interest expense	$8,646	$7,498
Operating lease liability	3,978	4,114
Accrued tenant property tax	2,844	2,505
Accounts payable	1,465	931
Accrued compensation	1,337	2,752
Tenant deposits	980	1,015
Intangible real estate liabilities, net	938	989
Accrued operating expenses	374	254
Other	1,875	1,720
Total Other Liabilities	$22,437	$21,778

NOTE 9 – INCOME TAXES

We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying Consolidated Financial Statements for the three months ended March 31, 2025 related to the REIT.

Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended March 31, 2025 and 2024, we recorded income tax expense of $63 thousand and $27 thousand, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. During the three months ended March 31, 2025, $55 thousand was recorded as a deferred tax benefit related to routine book-tax differences within income tax expense in the Consolidated Statements of Income. During the three months ended March 31, 2024, $72 thousand was recorded as a deferred tax benefit within income tax expense in the Consolidated Statements of Income.

NOTE 10 – EQUITY

Preferred Stock

At March 31, 2025 and December 31, 2024, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at March 31, 2025 and December 31, 2024.

Common Stock

At March 31, 2025 and December 31, 2024, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At March 31, 2025, there were 99,972,006 shares of the Company's common stock issued and outstanding.

On March 10, 2025, we declared a dividend of $0.3550 per share, which was paid in April 2025 to common stockholders of record as of March 31, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The following tables present the Company’s activity under its ATM programs:

Three Months Ended March 31, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	5,266,452	$28.30	n/a	n/a
Physically settled forward sale agreements	—	$—	$—	$—
Total shares sold and issued under the ATM programs	—	$—	$—	$—
(1)
Net proceeds, after sales commissions and offering expenses

Three Months Ended March 31, 2024
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	—	$—	$—	$—
Total shares sold and issued under the ATM programs	280,914	$25.02	$24.56	$6,899
(1)
Net proceeds, after sales commissions and offering expenses

At March 31, 2025, the Company had outstanding forward sale agreements to sell 8,797,027 shares of common stock at a weighted average sales price of $28.29 before sales commission and offering expenses.

At March 31, 2025, there was $231.9 million available for issuance under the ATM programs.

Noncontrolling Interest

At March 31, 2025, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the three months ended March 31, 2025, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $3.3 million and $3.1 million as of March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, FCPT was the owner of approximately 99.89% of FCPT’s OP units. The remaining 0.11%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three months ended March 31, 2025, FCPT OP distributed $41 thousand to its unaffiliated limited partners.

Earnings Per Share

The following table presents the computation of basic and diluted net earnings per common share.

	Three Months Ended March 31,
(In thousands except for shares and per share data)	2025	2024
Average common shares outstanding – basic	99,708,806	91,719,475
Net effect of dilutive equity awards	363,212	210,285
Average common shares outstanding – diluted	100,072,018	91,929,760
Net income available to common shareholders	$26,156	$24,044
Basic net earnings per share	$0.26	$0.26
Diluted net earnings per share	$0.26	$0.26

For the three months ended March 31, 2025 and 2024, the number of outstanding equity awards that were anti-dilutive totaled 468,072 and 402,825, respectively.

Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

weighted average exchangeable OP units outstanding for the three months ended March 31, 2025 and 2024 was 114,559 and 114,559, respectively.

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

At March 31, 2025, 1,121,407 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $13.6 million at March 31, 2025 as shown in the following table.

Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2025	$1,861	$3,129	$3,166	$8,156
Equity grants	1,360	4,075	2,839	8,274
Equity grant forfeitures	—	(38)	—	(38)
Equity compensation expense	(475)	(1,673)	(612)	(2,760)
Unrecognized Compensation Cost at March 31, 2025	$2,746	$5,493	$5,393	$13,632

At March 31, 2025, the weighted average amortization period remaining for all of our equity awards was 2.3 years.

Restricted Stock Units

RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.

At March 31, 2025 and December 31, 2024, there were 277,577 and 243,685 RSUs outstanding, respectively. During the three months ended March 31, 2025, 53,383 RSUs were granted, 19,491 RSUs vested, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2029.

Restricted Stock Awards

RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.

At March 31, 2025 and December 31, 2024, there were 229,945 and 225,582 RSAs outstanding, respectively. During the three months ended March 31, 2025, 148,243 RSAs were granted and 1,504 RSAs were forfeited. There were 142,376 RSAs vested, of which 67,964 were designated for tax withholdings. Restrictions on these RSAs lapse through 2028. The Company expects all RSAs to vest.

Performance-Based Restricted Stock Awards

At March 31, 2025 and December 31, 2024, the target number of PSUs that were unvested was 273,600 and 245,004, respectively. During the three months ended March 31, 2025, PSUs with a target number of 92,662 shares were granted and no shares were forfeited. During the three months ended March 31, 2025, PSUs with a target number of 64,066 vested with a total shareholder return of 108.4%, resulting in the distribution of 69,451 shares.

The performance period of the unvested grants run from January 1, 2025 through December 31, 2027, January 1, 2024 through December 31, 2026, and from January 1, 2023 through December 31, 2025. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a combination of relative shareholder return and total shareholder return of the Company compared to certain specified peer groups of companies during the performance period. The fair value of the performance shares were estimated on the date of grant using a Monte Carlo Simulation model.

The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2025 PSU grant, the Company used an implied volatility assumption of 21.0% (based on historical volatility), risk free rate of 4.0%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs).

Based on the grant date fair value, the Company expects to recognize $5.4 million in compensation expense on a straight-line basis over the remaining requisite service period associated with the unvested PSU awards.

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

Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$15,008	$—	$15,008
Liabilities
Derivative liabilities	$—	$2,993	$—	$2,993

December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$20,733	$—	$20,733
Liabilities
Derivative liabilities	$—	$473	$—	$473

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at March 31, 2025, and December 31, 2024 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

Fair Value of Certain Financial Liabilities

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Term loan due November 2025	$—	$—	$150,000	$149,913
Term loan due November 2026	100,000	99,977	100,000	100,112
Term loan due February 2027	90,000	89,807	90,000	89,902
Term loan due March 2027	85,000	85,812	85,000	86,027
Term loan due February 2028	90,000	90,521	90,000	90,744
Term loan due February 2029	225,000	223,981	—	—
Senior fixed note due December 2026	50,000	49,674	50,000	49,432
Senior fixed note due June 2027	75,000	74,730	75,000	74,248
Senior fixed note due December 2028	50,000	49,397	50,000	48,788
Senior fixed note due April 2029	50,000	45,848	50,000	45,003
Senior fixed note due June 2029	50,000	46,392	50,000	45,566
Senior fixed note due April 2030	75,000	68,530	75,000	67,137
Senior fixed note due March 2031	50,000	43,789	50,000	42,733
Senior fixed note due April 2031	50,000	44,199	50,000	43,172
Senior fixed note due March 2032	75,000	65,548	75,000	63,965
Senior fixed note due July 2033	100,000	107,229	100,000	105,308
Revolving credit facility due February 2029	—	—	5,000	4,997

(1)
Carrying values exclude deferred financing costs

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

NOTE 14 – SEGMENTS

During the three months ended March 31, 2025 and 2024, we operated in two segments: real estate operations and restaurant operations. In our real estate operations, we lease properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. In our restaurant operations, we operate seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area.

Our chief operating decision maker evaluates performance of the real estate operations based on Adjusted Funds from Operations (“AFFO”) and evaluates performance of the restaurant operations based on Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") in order to determine how to allocate resources to these segments. We define AFFO as total real estate operations segment revenues, less total segment operating expenses. We define EBITDA as total restaurant operations segment revenues less total segment operating expenses. We consider these respective measures useful because they allow investors, analysts and our management to measure our year-over-year ability to fund dividend distribution from operating activities. In order to facilitate a clear understanding of our historical consolidated operating results, AFFO and EBITDA should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Report.

Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents financial information for the real estate operations segment.

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues:
Real estate operations revenue	$63,461	$58,171
Segment revenue	63,461	58,171
Operating expenses:
Interest expense	11,949	11,643
Other segment items, net (1)	7,829	7,473
AFFO	$43,683	$39,055
Reconciliation to Segment net income:
Depreciation and amortization	(14,222)	(13,279)
Stock-based compensation	(2,760)	(1,640)
Straight-line rent	726	1,174
Non-cash amortization of deferred financing costs	(782)	(638)
Other non-cash revenue adjustments	(486)	(555)
Segment Net Income	$26,159	$24,117
(1)
Other segment items, net includes: compensation and related expenses, external services, other operating costs, property expenses, other income, net, and income tax expense

The following table presents financial information for the restaurant operations segment.

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues:
Restaurant operations revenue	$7,994	$7,894
Segment revenue	7,994	7,894
Operating expenses:
Cost of goods sold	6,237	6,297
Other segment items, net (1)	1,537	1,484
EBITDA	$220	$113
Reconciliation to Segment net income (loss):
Depreciation and amortization	(207)	(188)
Income tax benefit	14	32
Segment Net Income (Loss)	$27	$(43)
(1)
Other segment items, net includes: franchise fees, rent and property tax expense, and administrative expense

The following table reconciles the segment revenues to our total revenues.

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues:
Real estate operations revenue	$63,461	$58,171
Restaurant operations revenue	7,994	7,894
Other	21	402
Total Revenues	$71,476	$66,467

The following table reconciles the segment revenues to our net income.

	Three Months Ended March 31,
(In thousands)	2025	2024
Segment net income:
Real estate operations	$26,159	$24,117
Restaurant operations	27	(43)
Net Income	$26,186	$24,074

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents supplemental information by segment.

Supplemental Segment Information at March 31, 2025

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,232,450	$22,230	$3,254,680
Accumulated depreciation	(777,601)	(7,342)	(784,943)
Total real estate investments, net	$2,454,849	$14,888	$2,469,737
Cash and cash equivalents	$20,983	$1,280	$22,263
Total assets	$2,689,185	$21,967	$2,711,152
Total debt, net of deferred financing costs	$1,201,959	$—	$1,201,959

Supplemental Segment Information at December 31, 2024

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,175,813	$22,831	$3,198,644
Accumulated depreciation	(767,716)	(7,789)	(775,505)
Total real estate investments, net	$2,408,097	$15,042	$2,423,139
Cash and cash equivalents	$2,985	$1,096	$4,081
Total assets	$2,631,171	$21,855	$2,653,026
Total debt, net of deferred financing costs	$1,137,889	$—	$1,137,889

Capital expenditures in our Consolidated Statements of Cash Flows relate to the real estate operations segment.

NOTE 15 – SUBSEQUENT EVENTS

The Company reviewed its subsequent events and transactions that have occurred after March 31, 2025, the date of the Consolidated Balance Sheet, through May 1, 2025, and noted the following:

Acquisitions & Disposals

The Company invested $13.2 million in the acquisition of five net lease properties with an investment yield of approximately 6.8%, and approximately 11.4 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for the transactions as asset acquisitions in accordance with U.S. GAAP. There was no contingent liability associated with the transactions at March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. (the “Company”) uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2024. Any references to “FCPT,” “the Company,” “we,” “us,” or “our” refer to Four Corners Property Trust, Inc. as an independent, publicly traded, self-administered company.

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

Our revenues are primarily generated by leasing properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. We focus on income producing properties leased to high quality tenants in major markets across the United States. We also generate revenues by operating seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area (the “Kerrow Restaurant Operating Business”) pursuant to franchise agreements with Darden Restaurants, Inc., (together with its consolidated subsidiaries “Darden”).

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

During the three months ended March 31, 2025, FCPT acquired 23 properties for a total investment value of $57.8 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 7.3 years.

At March 31, 2025, our lease portfolio had the following characteristics:

•
1,221 properties located in 47 states and representing an aggregate leasable area of 8.2 million square feet;
•
99.4% occupancy (based on leasable square footage);
•
An average remaining lease term of 7.3 years (weighted by annualized base rent);
•
An average annual rent escalation of 1.4% through December 31, 2030 (weighted by annualized base rent);

•
99.5% of the contractual base rent collected for the three months ended March 31, 2025; and
•
54.7% investment-grade tenancy (weighted by annualized base rent).

Analysis of Results of Operations

We operate in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three months ended March 31, 2025 and 2024 as summarized in the table below:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues:
Rental revenue	$63,482	$58,573
Restaurant revenue	7,994	7,894
Total revenues	71,476	66,467
Operating expenses:
General and administrative	7,639	6,213
Depreciation and amortization	14,429	13,467
Property expenses	3,265	3,081
Restaurant expenses	7,555	7,564
Total operating expenses	32,888	30,325
Interest expense	(12,731)	(12,281)
Other income	392	240
Income tax expense	(63)	(27)
Net income	26,186	24,074
Net income attributable to noncontrolling interest	(30)	(30)
Net Income Attributable to Common Shareholders	$26,156	$24,044

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Real Estate Operations

Rental Revenue

Rental revenue increased $4.9 million, or 8.4%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was due primarily to the acquisition of 106 leased properties during the year-over-year period from April 1, 2024 through March 31, 2025. During the three months ended March 31, 2025, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $2.7 million as compared to $2.7 million during the three months ended March 31, 2024. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology, and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expenses increased $1.4 million, or 23.0%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in stock-based compensation expense. General and administrative expense, after excluding stock-based compensation, for the three months ended March 31, 2025 was $4.9 million, compared to $4.6 million of general and administrative expense, after excluding stock-based compensation, for the three months ended March 31, 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization increased by approximately $1.0 million, or 7.1%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to the acquisition of 106 properties, during the year-over-year period from April 1, 2024 through March 31, 2025.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the three months ended March 31, 2025, we recorded property expenses of $3.3 million, of which $2.7 million was reimbursed by tenants. During the three months ended March 31, 2024, we recorded property expenses of $3.1 million, of which $2.7 million was reimbursed by tenants.

Interest Expense

We incur interest expense on our $590 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased by $0.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the issuance of the additional $85 million in March 2024 and $75 million net increase in term loans in January 2025, which was partially offset by a reduction of interest expense due to the repayment of the $50 million senior unsecured fixed rate note and lower utilization of the revolving credit facility.

Realized Gain on Sale, Net

During the three months ended March 31, 2025 and 2024, no properties were sold.

Income Taxes

During the three months ended March 31, 2025 and 2024, our income tax expense was $77 thousand and $59 thousand, respectively. The income tax expense on real estate operations consists of state, and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.

Restaurant Operations

Restaurant revenues increased by $0.1 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to higher net pricing, partially offset by less foot traffic as a result of city construction projects outside two locations and temporary closure for roof repairs at one location.

Total restaurant expenses decreased by $9 thousand, or 0.1%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to decreased food costs and improved staffing, partially offset by an increase in property taxes and insurance rates.

During the three months ended March 31, 2025, the Company recorded an income tax benefit of $14 thousand at the Kerrow Restaurant Operating Business, compared to an income tax benefit of $32 thousand for the three months ended March 31, 2024, primarily due to routine book to tax differences.

Critical Accounting Policies and Estimates

The preparation of FCPT’s Consolidated Financial Statements in conformance with U.S. GAAP requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2024 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements.

New Accounting Standards

A discussion of new accounting standards and the possible effects of these standards on our Consolidated Financial Statements is included in Note 2 - Summary of Significant Accounting Policies of our Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Financial Condition

At March 31, 2025, we had $22.3 million of cash and cash equivalents and $350 million of borrowing capacity under our revolving credit facility, which expires on February 1, 2029, subject to our ability to extend the term for two additional six-month periods to February 1, 2030. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of March 31, 2025, we had no outstanding borrowings under the revolving credit facility. At March 31, 2025, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.87%.

On January 31, 2025, the Company and its subsidiary, FCPT OP, entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “Credit Agreement”), which amended and restated in its entirety an existing Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 25, 2022 (the "Prior Credit Agreement"). Prior to entering into the Credit Agreement, certain amounts outstanding under the term loan facility pursuant to the Prior Credit Agreement were scheduled to mature as follows: $150 million principal amount outstanding was scheduled to mature on November 9, 2025, $100 million principal amount outstanding was scheduled to mature on November 9, 2026, $90 million principal amount outstanding was scheduled to mature on January 9, 2027, $85 million principal amount outstanding was scheduled to mature on March 14, 2027 and $90 million principal amount outstanding was scheduled to mature on January 9, 2028.

The Credit Agreement provides for borrowings up to $940 million, consisting of (1) a revolving credit facility in an aggregate principal amount of $350 million and term loans in an aggregate principal amount of $590 million comprised of (i) a $100 million term loan with a maturity date of November 9, 2026 (the "Term Loan A-2 Facility"), (ii) a $90 million term loan with a maturity date of February 1, 2027, (iii) a $85 million term loan with a maturity date of March 14, 2027 (the "Term Loan A-5 Facility"), (iv) a $90 million term loan with a maturity date of February 1, 2028, and (v) a $225 million term loan with a maturity date of February 1, 2029 (the "Term Loan A-1 Facility"). No amortization payments are required on the term loan prior to the maturity date. FCPT OP has the option to extend the maturity date of the revolving credit facility for up to two six month periods, subject to the payment of an extension fee of 0.0625% on the aggregate amount of the then-outstanding revolving commitment. FCPT OP has the option to extend the maturity date of each of the Term Loan A-1 Facility and the Term Loan A-2 Facility by one year, subject to the payment of an extension fee of 0.125% on the then-outstanding principal amount of term loans under the Term Loan A-1 Facility and the Term Loan A-2 Facility, as applicable. FCPT OP has the option to extend the maturity date of the Term Loan A-5 Facility by one year, subject to the payment of an extension fee of 0.15% on the then-outstanding principal amount of term loans under the Term Loan A-5 Facility. The Credit Agreement is a syndicated credit facility that contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $450 million, subject to certain conditions. Amounts owed under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which SOFR rate election is in effect.

Loans under the Credit Agreement accrue interest at a per annum rate equal to a SOFR rate plus a margin of 0.85% to 1.00%. The margin is based on the highest applicable credit rating on its senior, unsecured, long-term indebtedness. In the event that all or a portion of the principal amount of any loan borrowed pursuant to the Credit Agreement is not paid when due, interest will accrue at the rate that would otherwise be applicable thereto plus 2.00%. A facility fee at a rate of 0.20% per annum applies to the total revolving commitments available under the Credit Agreement.

The Credit Agreement contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default will limit the ability of the Company and FCPT OP to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.

We reviewed the term loan and revolving debt arrangements by lender and accounted for the term loan and revolving credit facility amendment in accordance with U.S. GAAP. This resulted in the capitalization of $6.7 million in new lender fees and third party costs, which will be amortized over the life of the new loans; $120 thousand in third-party fees were recorded to general and administrative expense. Where there were decreases in principal, $40 thousand of unamortized deferred financing costs were written off and recorded as interest expense. The remaining $3.5 million of original unamortized deferred financing costs will be amortized over the life of the new loans.

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

Product	Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
Swap	$50,000	10/25/2022	11/9/2025	0.44%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2022	11/9/2025	2.70%	Daily Simple SOFR + 10 bps
Swap	25,000	3/9/2023	11/9/2026	4.12%	Daily Simple SOFR + 10 bps
Swap	150,000	11/9/2023	11/9/2025	0.82%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2023	11/9/2026	3.65%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2023	11/9/2028	4.25%	Daily Simple SOFR + 10 bps
Swap	25,000	11/13/2023	11/9/2028	4.42%	Daily Simple SOFR + 10 bps
Swap	25,000	4/9/2024	4/9/2029	4.04%	Daily Simple SOFR + 10 bps
Swap	30,000	4/9/2024	4/9/2029	3.91%	Daily Simple SOFR + 10 bps
Swap	30,000	4/9/2024	4/9/2029	3.88%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2024	11/9/2029	3.97%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.81%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.80%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.09%	Daily Simple SOFR + 10 bps
Swap (1)	25,000	3/19/2025	3/9/2030	3.79%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2027	1.48%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2027	1.54%	Daily Simple SOFR + 10 bps
Swap	25,000	11/10/2025	11/9/2028	2.25%	1 month Term SOFR
Swap	50,000	11/10/2025	11/9/2028	1.49%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2028	2.02%	Daily Simple SOFR + 10 bps
Swap (1)	25,000	11/9/2026	11/9/2030	3.75%	Daily Simple SOFR + 10 bps
Swap (1)	25,000	11/9/2026	11/9/2031	3.87%	Daily Simple SOFR + 10 bps

(1)
During the first three months of 2025, we entered into these interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility

The Company also enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt.

The Company has issued the following $625 million of senior unsecured fixed rate notes in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	March 31, 2025
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Senior Unsecured Fixed Rate Notes			$625,000

Capital Resources and Financing Strategy

On a short-term basis, our principal demands for funds will be for operating expenses, distributions to shareholders and interest and principal on current and any future debt financings. We expect to fund our operating expenses and other short-term liquidity requirements, capital expenditures, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs and cash distributions to common shareholders, primarily through cash provided by operating activities. We expect to fund acquisitions, investments, and other capital expenditures, from borrowings under our $350 million revolving credit facility and equity securities. At times the Company may evaluate opportunities to sell certain assets and redeploy the capital into new properties.

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

During the three months ended March 31, 2025, the Company had the following activity under its ATM program, the net proceeds of which were employed to fund acquisitions and for general corporate purposes.

Three Months Ended March 31, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	5,266,452	$28.30	n/a	n/a
Physically settled forward sale agreements	—	$—	$—	$—
Total shares sold and issued under the ATM programs	—	$—	$—	$—
(1)
Net proceeds, after sales commissions and offering expenses

At March 31, 2025, the Company had outstanding forward sale agreements to sell 8,797,027 shares of common stock at a weighted average sales price of $28.29 before sales commission and offering expenses.

At March 31, 2025, there was $231.9 million available for issuance under the ATM programs.

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

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Net income	$26,186	$24,074
Depreciation and amortization on real estate investments	14,392	13,430
FFO (as defined by NAREIT)	$40,578	$37,504
Straight-line rent	(726)	(1,174)
Deferred income tax benefit (1)	(55)	(72)
Stock-based compensation	2,760	1,640
Non-cash amortization of deferred financing costs	782	638
Non-real estate investment depreciation	37	37
Other non-cash revenue adjustments	486	555
Adjusted Funds from Operations (AFFO)	$43,862	$39,128

Fully diluted shares outstanding (2)	100,186,577	92,044,319

FFO per diluted share	$0.41	$0.41

AFFO per diluted share	$0.44	$0.43

(1)
Amount represents non-cash deferred income tax benefit recognized in the three months ended March 31, 2025 and 2024 for income tax benefit at the Kerrow Restaurant Business.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A titled “Risk Factors.” Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2024.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2025, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Part I, Item 1A. “Risk Factors” beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

a.
None.
b.
None.
c.
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	May 1, 2025	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 1, 2025	By:	/s/ Patrick L. Wernig
Patrick L. Wernig
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 1, 2025	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)