Form 10-Q
period 2025-06-30
Four Corners Property Trust, Inc.
filed 2025-07-30
CIK 1650132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of July 30, 2025: 104,464,312

FOUR CORNERS PROPERTY TRUST, INC.

FORM 10 - Q

THREE AND SIX MONTHS ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Real estate investments:
Land	$1,431,211	$1,360,772
Buildings, equipment and improvements	1,902,906	1,837,872
Total real estate investments	3,334,117	3,198,644
Less: Accumulated depreciation	(795,262)	(775,505)
Total real estate investments, net	2,538,855	2,423,139
Intangible real estate assets, net	122,249	123,613
Total real estate investments and intangible real estate assets, net	2,661,104	2,546,752
Cash and cash equivalents	5,981	4,081
Straight-line rent adjustment	70,125	68,562
Derivative assets	11,838	20,733
Deferred tax assets	1,517	1,448
Other assets	14,952	11,450
Total Assets	$2,765,517	$2,653,026

LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$580,780	$516,250
Senior unsecured notes, net of deferred financing costs	621,965	621,639
Dividends payable	36,210	35,358
Rent received in advance	15,581	6,738
Derivative liabilities	5,404	473
Other liabilities	22,635	21,778
Total liabilities	1,282,575	1,202,236

Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	—	—
Common stock, par value $0.0001 per share; 500,000,000 shares authorized, 102,230,784 and 99,825,119 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,546,272	1,482,698
Accumulated deficit	(75,268)	(57,729)
Accumulated other comprehensive income	9,786	23,633
Noncontrolling interest	2,142	2,178
Total equity	1,482,942	1,450,790
Total Liabilities and Equity	$2,765,517	$2,653,026

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental revenue	$64,814	$58,539	$128,296	$117,112
Restaurant revenue	8,028	7,940	16,022	15,834
Total revenues	72,842	66,479	144,318	132,946
Operating expenses:
General and administrative	6,440	6,004	14,079	12,217
Depreciation and amortization	14,620	13,345	29,049	26,812
Property expenses	3,386	2,836	6,651	5,917
Restaurant expenses	7,361	7,332	14,916	14,896
Total operating expenses	31,807	29,517	64,695	59,842
Interest expense	(13,081)	(12,324)	(25,812)	(24,605)
Other income	113	150	505	390
Income tax expense	(112)	(86)	(175)	(113)
Net income	27,955	24,702	54,141	48,776
Net income attributable to noncontrolling interest	(31)	(30)	(61)	(60)
Net Income Available to Common Shareholders	$27,924	$24,672	$54,080	$48,716

Basic net income per share:	$0.28	$0.27	$0.54	$0.53
Diluted net income per share:	$0.28	$0.27	$0.54	$0.53
Weighted average number of common shares outstanding:
Basic	100,820,074	91,807,764	100,267,510	91,763,619
Diluted	101,168,231	91,994,062	100,631,217	91,976,282
Dividends declared per common share	$0.3550	$0.3450	$0.7100	$0.6900

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$27,955	$24,702	$54,141	$48,776
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	(3,191)	3,486	(9,137)	12,156
Reclassification adjustment of derivative instruments included in net income	(2,403)	(3,388)	(4,726)	(6,490)
Other comprehensive income (loss)	(5,594)	98	(13,863)	5,666
Comprehensive income	22,361	24,800	40,278	54,442
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	31	30	61	60
Other comprehensive income (loss) attributable to noncontrolling interest	(6)	—	(16)	7
Comprehensive income attributable to noncontrolling interest	25	30	45	67
Comprehensive Income Attributable to Common Shareholders	$22,336	$24,770	$40,233	$54,375

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

For the three months ended June 30, 2025

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at March 31, 2025	99,972,006	$10	$1,482,278	$(66,982)	$15,374	$2,157	$1,432,837
Net income	—	—	—	27,924	—	31	27,955
Other comprehensive loss	—	—	—	—	(5,588)	(6)	(5,594)
ATM proceeds, net of issuance costs	2,241,232	—	61,993	—	—	—	61,993
Dividends and distributions to equity holders	—	—	—	(36,210)	—	(40)	(36,250)
Stock-based compensation, net	17,546	—	2,001	—	—	—	2,001
Balance at June 30, 2025	102,230,784	$10	$1,546,272	$(75,268)	$9,786	$2,142	$1,482,942

For the six months ended June 30, 2025

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2024	99,825,119	$10	$1,482,698	$(57,729)	$23,633	$2,178	$1,450,790
Net income	—	—	—	54,080	—	61	54,141
Other comprehensive income	—	—	—	—	(13,847)	(16)	(13,863)
ATM proceeds, net of issuance costs	2,241,232	—	61,993	—	—	—	61,993
Dividends and distributions to equity holders	—	—	—	(71,619)	—	(81)	(71,700)
Stock-based compensation, net	164,433	—	1,581	—	—	—	1,581
Balance at June 30, 2025	102,230,784	$10	$1,546,272	$(75,268)	$9,786	$2,142	$1,482,942

The accompanying notes are an integral part of this financial statement.

For the three months ended June 30, 2024

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at March 31, 2024	91,989,203	$9	$1,268,361	$(33,888)	$27,538	$2,210	$1,264,230
Net income	—	—	—	24,672	—	30	24,702
Other comprehensive income	—	—	—	—	98	—	98
ATM proceeds, net of issuance costs	99,656	—	2,385	—	—	—	2,385
Dividends and distributions to equity holders	—	—	—	(31,695)	—	(39)	(31,734)
Stock-based compensation, net	13,343	—	1,731	—	—	—	1,731
Balance at June 30, 2024	92,102,202	$9	$1,272,477	$(40,911)	$27,636	$2,201	$1,261,412

For the six months ended June 30, 2024

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2023	91,617,477	$9	$1,261,940	$(26,276)	$21,977	$2,213	$1,259,863
Net income	—	—	—	48,716	—	60	48,776
Other comprehensive income	—	—	—	—	5,659	7	5,666
ATM proceeds, net of issuance costs	380,570	—	9,283	—	—	—	9,283
Dividends and distributions to equity holders	—	—	—	(63,351)	—	(79)	(63,430)
Stock-based compensation, net	104,155	—	1,254	—	—	—	1,254
Balance at June 30, 2024	92,102,202	$9	$1,272,477	$(40,911)	$27,636	$2,201	$1,261,412

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows - operating activities
Net income	$54,141	$48,776
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,049	26,812
Non-cash revenue adjustments	964	1,052
Amortization of financing costs	1,568	1,291
Stock-based compensation expense	4,761	3,371
Deferred income taxes	(69)	(92)
Changes in assets and liabilities:
Derivative assets and liabilities	(37)	(295)
Straight-line rent adjustment	(1,563)	(2,287)
Rent received in advance	8,843	(1,915)
Intangible assets (lease incentive payments)	(70)	(1,119)
Other assets and liabilities	(2,268)	(8,295)
Net cash provided by operating activities	95,319	67,299
Cash flows - investing activities
Purchases of real estate investments	(144,322)	(63,810)
Change in advance deposits in acquisition of real estate investments	(350)	400
Net cash used in investing activities	(144,672)	(63,410)
Cash flows - financing activities
Net proceeds from ATM equity issuance	61,993	9,283
Repayment of senior notes	—	(50,000)
Payment of deferred financing costs	(6,712)	(1,397)
Proceeds from term loan borrowing	75,000	85,000
Proceeds from revolving credit facility	88,000	73,000
Repayment of revolving credit facility	(93,000)	(62,000)
Payment of dividends to shareholders	(70,767)	(63,195)
Distributions to non-controlling interests	(81)	(79)
Employee shares withheld for taxes	(3,180)	(2,117)
Net cash provided by (used in) financing activities	51,253	(11,505)
Net increase in cash and cash equivalents, including restricted cash	1,900	(7,616)
Cash and cash equivalents, including restricted cash, at beginning of period	4,081	24,783
Cash and cash equivalents, including restricted cash, at end of period	$5,981	$17,167
Supplemental disclosures:
Interest paid	$29,012	$29,509
Income taxes paid	$503	$375
Operating lease payments received (lessor)	$121,064	$110,433
Operating lease payments remitted (lessee)	$426	$460
Non-cash activities:
Dividends declared but not paid	$36,210	$31,695
Change in fair value of derivative instruments	$(13,826)	$5,961

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

In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below-market lease intangibles are generally amortized as an increase to rental revenue over the remaining initial term of the respective leases but may be amortized over the renewal periods if the Company believes it is likely the tenant will exercise the renewal option. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized as an impairment loss included in depreciation and amortization expense. To date, the Company has not had significant early terminations.

Finance ground lease assets are also included in intangible real estate assets, net on the Consolidated Balance Sheets. See Leases below for additional information.

Impairment of Long-Lived Assets

Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and changes may include macroeconomic conditions, which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant and retail level. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets.

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

Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Consolidated Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Consolidated Income Statements. We did not record impairment expense during the six months ended June 30, 2025 or 2024.

Real Estate Held for Sale

Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at June 30, 2025 or December 31, 2024.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$5,981	$4,081
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$5,981	$4,081

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

See Note 7 - Derivative Financial Instruments for additional information.

Other Assets and Liabilities

Other assets primarily consist of right-of-use operating lease assets, pre-acquisition costs, restricted cash, prepaid assets, food and beverage inventories for use by our Kerrow operating subsidiary, escrow deposits, and accounts receivable. Other liabilities primarily consist of accrued compensation, accrued interest expense, accrued operating expenses, intangible real estate liabilities, and operating lease liabilities.

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

For leases where the Company is the lessor, we determine the classification upon commencement. At June 30, 2025, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. The Company expenses certain initial direct costs that are not incremental to obtaining a lease.

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

In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible real estate assets, net, on our Consolidated Balance Sheets. During the three and six months ended June 30, 2025, the Company paid lease incentives to tenants of $70 thousand, respectively. During the three months ended June 30, 2024, the Company did not pay lease incentives to tenants. During the six months ended June 30, 2024, the Company paid lease incentives to tenants of $1.1 million.

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

Restaurant Revenue

Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At June 30, 2025 and December 31, 2024, credit card receivables, included in other assets, totaled $257 thousand and $239 thousand, respectively. We recognize sales from our gift card when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

Restaurant Expenses

Restaurant expenses include restaurant labor, general and administrative expenses, and food and beverage costs. Food and beverage costs include inventory, warehousing, related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

Realized Gain on Sale, Net

The Company recognizes gain on sale, net of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the six months ended June 30, 2025 and 2024, the Company did not sell any properties.

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

See Note 10 - Equity for additional information.

Stock-Based Compensation

The Company’s stock-based compensation plan provides for the grant of restricted stock awards (“RSAs”), deferred stock units (“DSUs”), performance-based awards, including performance stock units (“PSUs”), dividend equivalents (“DEUs”), restricted stock units (“RSUs”), and other types of awards to eligible participants. DEUs are earned during the vesting period and received upon vesting of award. Upon forfeiture of an award, DEUs earned during the vesting period are also forfeited. We classify stock-based payment awards either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight-line basis over their vesting periods, subject to changes for performance awards, which range between one and five years. No compensation cost is recognized for awards for which employees do not render the requisite services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – CONCENTRATION OF CREDIT RISK

Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 46.5% of the scheduled base rents from the properties we own. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

We are also subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of June 30, 2025, we had 315 Olive Garden branded locations in our portfolio, which comprise approximately 25.0% of our leased properties and approximately 33.0% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 48 states, with concentrations of 10% or greater of total rental revenue in one state: Texas (approximately 10.2%).

We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At June 30, 2025, our net exposure to risk related to amounts due to us on our derivative instruments totaling $6.4 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $350 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET

Real Estate Investments, Net

Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

(In thousands)	June 30, 2025	December 31, 2024
Land	$1,431,211	$1,360,772
Buildings and improvements	1,767,072	1,701,522
Equipment	135,834	136,350
Total gross real estate investments	3,334,117	3,198,644
Less: accumulated depreciation	(795,262)	(775,505)
Real estate investments, net	2,538,855	2,423,139
Intangible real estate assets, net	122,249	123,613
Total Real Estate Investments and Intangible Real Estate Assets, Net	$2,661,104	$2,546,752

During the six months ended June 30, 2025, the Company invested $144.3 million, including transaction costs, in 47 properties located in seventeen states, and allocated the investment as follows: $70.4 million to land, $65.7 million to buildings and improvements, and $8.2 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 14.9 years as of June 30, 2025. During the six months ended June 30, 2025, no properties were sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Intangible Real Estate Assets and Liabilities, Net

The following tables detail intangible real estate assets and liabilities.

(In thousands)	June 30, 2025	December 31, 2024
Acquired in-place lease intangibles	$167,894	$159,693
Finance lease - right of use assets	14,040	14,040
Above-market leases	13,821	13,821
Lease incentives	10,178	10,108
Tenant improvements intangible	3,605	3,605
Direct lease cost	702	702
Total	210,240	201,969
Less: accumulated amortization	(87,991)	(78,356)
Intangible Real Estate Assets, Net	$122,249	$123,613

(In thousands)	June 30, 2025	December 31, 2024
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,723)	(1,621)
Intangible Real Estate Liabilities, Net	$887	$989

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $4.3 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively. The value of acquired in-place leases amortized and included in depreciation and amortization expense was $8.6 million for the six months ended June 30, 2025 and 2024, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $256 thousand and $292 thousand for the three months ended June 30, 2025 and 2024, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $523 thousand and $599 thousand for the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, lease incentive amortization was $205 thousand and $195 thousand, respectively. For the six months ended June 30, 2025 and 2024, lease incentive amortization was $409 thousand and $431 thousand, respectively.

At June 30, 2025, the total weighted average amortization period remaining for our intangible real estate assets and liabilities was 8.8 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, lease incentives, and tenant improvement intangible was 8.7 years, 6.0 years, 10.2 years, 10.7 years, and 13.7 years, respectively.

Amortization of Lease Intangibles

The following table presents the estimated net impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment.

(In thousands)	June 30,
2025 (Six Months)	$8,778
2026	16,389
2027	14,007
2028	11,485
2029	9,344
Thereafter	39,757
Total Future Amortization	$99,760

NOTE 5 – LEASES

Operating Leases as Lessee

As a lessee, we record right-of-use assets and lease liabilities for the two ground leases at our Kerrow Restaurant Operating Business and our corporate office space. The two ground leases have extension options, which we believe will be exercised and are included in the calculation of our lease liabilities and right-of-use assets. During the second quarter of 2025, the Company extended its lease of a corporate office space, which qualified as an operating lease as of June 30, 2025. In calculating the lease obligations under both the ground leases and office lease, we used discount rates estimated to be equal to what the Company would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Operating Lease Liability

Maturities of operating lease liabilities were as follows:

(In thousands)	June 30,
2025 (Six Months)	$280
2026	721
2027	743
2028	755
2029	768
Thereafter	4,419
Total Payments	7,686
Less: Interest	(1,923)
Operating Lease Liability	$5,763

The weighted-average discount rate for operating leases at June 30, 2025 was 4.70%. The weighted-average remaining lease term was 12.8 years.

Rental expense was $226 thousand and $232 thousand for the three months ended June 30, 2025 and 2024, respectively. Rental expense was $457 thousand and $459 thousand for the six months ended June 30, 2025 and 2024, respectively.

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

The following table shows the components of rental revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Lease revenue - operating leases	$62,090	$56,223	$122,832	$112,111
Variable lease revenue (tenant reimbursements)	2,724	2,316	5,464	5,001
Total Rental Revenue	$64,814	$58,539	$128,296	$117,112

Future Minimum Lease Payments to be Received

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	June 30,
2025 (Six Months)	$125,179
2026	251,097
2027	243,700
2028	217,457
2029	191,175
Thereafter	923,876
Total Future Minimum Lease Payments	$1,952,484

Ground Leases as Lessee

As of both June 30, 2025 and December 31, 2024, the Company had finance ground lease assets aggregating $13.9 million, respectively. These assets are included in intangible real estate assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms ranging from 58.5 years to 93.5 years. All but two of these leases have options to extend certain of the lease terms for additional ninety-nine year terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was 88.6 years at June 30, 2025.

NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS

At June 30, 2025, our debt consisted of (1) $590 million of non-amortizing term loans and (2) $625 million of senior, unsecured, fixed rate notes. At December 31, 2024, our debt consisted of (1) $515 million of non-amortizing term loans and (2) $625 million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

senior, unsecured, fixed rate notes. At June 30, 2025 and December 31, 2024, we had no outstanding borrowings and outstanding borrowings of $5 million, respectively, under the revolving credit facility, and there were no outstanding letters of credit. At June 30, 2025, we had $350 million of borrowing capacity under the revolving credit facility. The revolving credit facility will mature on February 1, 2029 with two six-month extension options. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 5.4% and 5.6% at June 30, 2025 and December 31, 2024, respectively.

Revolving Credit and Term Loan Agreement

On January 31, 2025, the Company and its subsidiary, FCPT OP, entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “Credit Agreement”), which amended and restated in its entirety an existing Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 25, 2022 (the "Prior Credit Agreement"). Prior to entering into the Credit Agreement, certain amounts outstanding under the term loan facility pursuant to the Prior Credit Agreement were scheduled to mature as follows: $150 million principal amount outstanding was scheduled to mature on November 9, 2025, $100 million principal amount outstanding was scheduled to mature on November 9, 2026, $90 million principal amount outstanding was scheduled to mature on January 9, 2027, $85 million principal amount outstanding was scheduled to mature on March 14, 2027, and $90 million principal amount outstanding was scheduled to mature on January 9, 2028.

The Credit Agreement provides for borrowings up to $940 million, consisting of (1) a revolving credit facility in an aggregate principal amount of $350 million and term loans in an aggregate principal amount of $590 million comprised of (i) a $100 million term loan with a maturity date of November 9, 2026 (the "Term Loan A-2 Facility"), (ii) a $90 million term loan with a maturity date of February 1, 2027, (iii) an $85 million term loan with a maturity date of March 14, 2027 (the "Term Loan A-5 Facility"), (iv) a $90 million term loan with a maturity date of February 1, 2028, and (v) a $225 million term loan with a maturity date of February 1, 2029 (the "Term Loan A-1 Facility"). No amortization payments are required on the term loan prior to the maturity date. FCPT OP has the option to extend the maturity date of the revolving credit facility for up to two six month periods, subject to the payment of an extension fee of 0.0625% on the aggregate amount of the then-outstanding revolving commitment. FCPT OP has the option to extend the maturity date of each of the Term Loan A-1 Facility and the Term Loan A-2 Facility by one year, subject to the payment of an extension fee of 0.125% on the then-outstanding principal amount of term loans under the Term Loan A-1 Facility and the Term Loan A-2 Facility, as applicable. FCPT OP has the option to extend the maturity date of the Term Loan A-5 Facility by one year, subject to the payment of an extension fee of 0.15% on the then-outstanding principal amount of term loans under the Term Loan A-5 Facility. The Credit Agreement is a syndicated credit facility that contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $450 million, subject to certain conditions. Amounts owed under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which SOFR rate election is in effect.

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

We reviewed the Credit Agreement in accordance with U.S. GAAP. This resulted in the capitalization of $6.7 million in new lender fees and third party costs, which will be amortized over the life of the new loans; $120 thousand in third-party fees were recorded to general and administrative expense. Where there were decreases in principal, we wrote off unamortized financing costs, which resulted in $40 thousand of unamortized deferred financing costs being written off and recorded as interest expense. The remaining $3.5 million of original unamortized deferred financing costs will be amortized over the life of the new loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents the Term Loan balances under the Credit Agreement.

				Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate		June 30, 2025	December 31, 2024
Term Loans:
Term loan due 2025	Nov 2025	N/A	(a)	$—	$150,000
Term loan due 2026	Nov 2026	5.39%	(a)(b)	100,000	100,000
Term loan due 2027	Feb 2027	5.34%	(a)	90,000	90,000
Term loan due 2027	Mar 2027	5.34%	(a)(b)	85,000	85,000
Term loan due 2028	Feb 2028	5.34%	(a)	90,000	90,000
Term loan due 2029	Feb 2029	5.34%	(a)(b)	225,000	—
Total Term Loans				$590,000	$515,000

(a)
Loan is a variable‑rate loan which resets at Daily Simple SOFR + 10 basis points + the applicable credit spread of 0.95% to 1.00% at June 30, 2025.
(b)
Loan has one twelve month extension option exercisable at the Company's discretion, subject to certain conditions.

Note Purchase Agreement

The following table presents the senior unsecured fixed rate notes balance.

			Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate	June 30, 2025	December 31, 2024
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	100,000
Total Notes			$625,000	$625,000

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt.

(In thousands)	June 30,
Remainder of 2025	$—
2026	150,000
2027	250,000
2028	140,000
2029	325,000
Thereafter	350,000
Total Scheduled Principal Payments	$1,215,000

Deferred Financing Costs

At June 30, 2025 and December 31, 2024, term loan and revolving credit facility net unamortized deferred financing costs were approximately $9.2 million and $3.7 million, respectively. During the three months ended June 30, 2025 and 2024, amortization of deferred financing costs was $623 thousand and $490 thousand, respectively. During the six months ended June 30, 2025 and 2024, amortization of deferred financing costs was $1.2 million and $0.9 million, respectively. Interest expense for the six months ended June 30, 2025 includes a one-time charge of $40 thousand for deferred financing costs expensed as a result of the execution of an amendment to the term loan agreement on January 31, 2025.

At June 30, 2025 and December 31, 2024, senior unsecured notes net unamortized deferred financing costs were approximately $3.0 million and $3.4 million, respectively. During the three months ended June 30, 2025 and 2024, amortization of deferred financing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

costs was $163 thousand, respectively. During the six months ended June 30, 2025 and 2024, amortization of deferred financing costs was $326 thousand and $369 thousand, respectively.

The Company was in compliance with all debt covenants at June 30, 2025 and December 31, 2024.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our consolidated balance sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of June 30, 2025, $535 million of our variable-rate debt is hedged by swaps with notional values totaling $535 million. As of December 31, 2024, $435 million of our variable-rate debt was hedged by swaps with notional values totaling $435 million.

During the six months ended June 30, 2025, we entered into three interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $5.6 million will be reclassified to earnings as a reduction to interest expense.

Non-designated Hedges

We do not use derivatives for trading or speculative purposes. During the six months ended June 30, 2025 and 2024, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet.

	Derivative Assets			Derivative Liabilities
		Fair Value at			Fair Value at
(Dollars in thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$11,838	$20,733	Derivative liabilities	$5,404	$473
Total		$11,838	$20,733		$5,404	$473

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss)

The table below presents the effect of our interest rate swaps on comprehensive income.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three Months Ended June 30, 2025	$(3,191)	Interest expense	$(2,403)	$(13,081)
Three Months Ended June 30, 2024	3,486	Interest expense	(3,388)	(12,324)
Six Months Ended June 30, 2025	(9,137)	Interest expense	(4,726)	(25,812)
Six Months Ended June 30, 2024	12,156	Interest expense	(6,490)	(24,605)

Tabular Disclosure Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at June 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Assets	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2025	$11,838	$—	$11,838	$(3,004)	$—	$8,834
December 31, 2024	20,733	—	20,733	(350)	—	20,383

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Liabilities Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Liabilities	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2025	$5,404	$—	$5,404	$(3,004)	$—	$2,400
December 31, 2024	473	—	473	(350)	—	123

Credit-risk-related Contingent Features

The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

At June 30, 2025 and December 31, 2024, the fair value of derivatives in a net asset position related to these agreements was $6.4 million and $20.3 million, respectively. As of June 30, 2025, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at June 30, 2025, we would have been entitled to the termination value of approximately $6.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS

Other Assets

The components of other assets were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Operating lease right-of-use asset	$5,021	$3,402
Accounts receivable	4,314	3,477
Prepaid assets	1,673	1,522
Prepaid acquisition costs and deposits	1,616	1,222
Inventories	197	221
Other	2,131	1,606
Total Other Assets	$14,952	$11,450

Other Liabilities

The components of other liabilities were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Accrued interest expense	$7,428	$7,498
Operating lease liability	5,763	4,114
Accrued tenant property tax	3,408	2,505
Accrued compensation	1,901	2,752
Intangible real estate liabilities, net	887	989
Tenant deposits	791	1,015
Accounts payable	654	931
Accrued operating expenses	353	254
Other	1,450	1,720
Total Other Liabilities	$22,635	$21,778

NOTE 9 – INCOME TAXES

We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying Consolidated Financial Statements for the six months ended June 30, 2025 related to the REIT.

Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended June 30, 2025 and 2024, we recorded income tax expense of $112 thousand and $86 thousand, respectively. During the six months ended June 30, 2025 and 2024, we recorded income tax expense of $175 thousand and $113 thousand, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. During the three months ended June 30, 2025 and 2024, $14 thousand and $20 thousand, respectively, was recorded as a deferred tax benefit related to routine book-tax differences within income tax expense in the Consolidated Statements of Income. During the six months ended June 30, 2025 and 2024, $69 thousand and $92 thousand, respectively, was recorded as a deferred tax benefit within income tax expense in the Consolidated Statements of Income.

NOTE 10 – EQUITY

Preferred Stock

At June 30, 2025 and December 31, 2024, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at June 30, 2025 and December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Common Stock

At June 30, 2025 and December 31, 2024, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At June 30, 2025, there were 102,230,784 shares of the Company's common stock issued and outstanding.

On March 10, 2025, we declared a dividend of $0.3550 per share, which was paid in April 2025 to common stockholders of record as of March 31, 2025.

On June 9, 2025, we declared a dividend of $0.3550 per share, which was paid in July 2025 to common stockholders of record as of June 30, 2025.

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

The following tables present the Company’s activity under its ATM programs:

Three Months Ended June 30, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	841,556	$28.08	n/a	n/a
Physically settled forward sale agreements	2,241,232	$28.21	$27.66	$61,993
Total shares sold and issued under the ATM programs	2,241,232	$28.21	$27.66	$61,993
(1)
Net proceeds, after sales commissions and offering expenses

Six Months Ended June 30, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	6,108,008	$28.27	n/a	n/a
Physically settled forward sale agreements	2,241,232	$28.21	$27.66	$61,993
Total shares sold and issued under the ATM programs	2,241,232	$28.21	$27.66	$61,993
(1)
Net proceeds, after sales commissions and offering expenses

Three Months Ended June 30, 2024
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	—	$—	$—	$—
Total shares sold and issued under the ATM programs	99,656	$25.14	$23.93	$2,385
(1)
Net proceeds, after sales commissions and offering expenses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Six Months Ended June 30, 2024
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	—	$—	$—	$—
Total shares sold and issued under the ATM programs	380,570	$25.33	$24.39	$9,283
(1)
Net proceeds, after sales commissions and offering expenses

At June 30, 2025, the Company had outstanding forward sale agreements to sell 7,397,351 shares of common stock at a weighted average sales price of $28.24 before sales commission and offering expenses.

At June 30, 2025, there was $194.4 million available for issuance under the ATM programs.

Noncontrolling Interest

At June 30, 2025, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the six months ended June 30, 2025, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $3.1 million as of June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, FCPT was the owner of approximately 99.89% of FCPT’s OP units. The remaining 0.11%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three and six months ended June 30, 2025, FCPT OP distributed $41 thousand and $81 thousand to its unaffiliated limited partners, respectively.

Earnings Per Share

The following table presents the computation of basic and diluted net earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except for shares and per share data)	2025	2024	2025	2024
Average common shares outstanding – basic	100,820,074	91,807,764	100,267,510	91,763,619
Net effect of dilutive equity awards	348,157	186,298	363,707	212,663
Average common shares outstanding – diluted	101,168,231	91,994,062	100,631,217	91,976,282
Net income available to common shareholders	$27,924	$24,672	$54,080	$48,716
Basic net earnings per share	$0.28	$0.27	$0.54	$0.53
Diluted net earnings per share	$0.28	$0.27	$0.54	$0.53

For the three months ended June 30, 2025 and 2024, the number of outstanding equity awards that were anti-dilutive totaled 480,978 and 462,388, respectively. For the six months ended June 30, 2025 and 2024, the number of outstanding equity awards that were anti-dilutive totaled 451,616 and 436,023, respectively.

Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three and six months ended June 30, 2025 and 2024 was 114,559, respectively.

NOTE 11 – STOCK-BASED COMPENSATION

On June 10, 2022, the Board of Directors of FCPT adopted, and FCPT’s stockholders approved, the Amended and Restated Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (the “Amended Plan”) to, among other things, increase the maximum number of shares of our common stock reserved for issuance under the Amended Plan by 1,500,000 shares to 3,600,000 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

At June 30, 2025, 1,081,227 shares of common stock were available for award under the Amended Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $12.3 million at June 30, 2025 as shown in the following table.

Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2025	$1,861	$3,129	$3,166	$8,156
Equity grants	2,304	4,094	2,839	9,237
Equity grant forfeitures	—	(65)	—	(65)
Change in expense from performance multiplier	—	—	(276)	(276)
Equity compensation expense	(966)	(2,435)	(1,360)	(4,761)
Unrecognized Compensation Cost at June 30, 2025	$3,199	$4,723	$4,369	$12,291

At June 30, 2025, the weighted average amortization period remaining for all of our equity awards was 2.1 years.

Restricted Stock Units

RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.

At June 30, 2025 and December 31, 2024, there were 290,385 and 243,685 RSUs outstanding, respectively. During the three months ended June 30, 2025, 29,814 RSUs were granted, 17,006 RSUs vested, and no RSUs were forfeited. During the six months ended June 30, 2025, 83,197 RSUs were granted, 36,497 RSUs vested, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2030.

Restricted Stock Awards

RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.

At June 30, 2025 and December 31, 2024, there were 229,600 and 225,582 RSAs outstanding, respectively. During the three months ended June 30, 2025, 705 RSAs were granted, no RSAs vested, and 1,050 RSAs were forfeited. During the six months ended June 30, 2025, 148,948 RSAs were granted and 2,554 RSAs were forfeited. There were 142,376 RSAs vested, of which 67,964 were designated for tax withholdings. Restrictions on these RSAs lapse through 2028. The Company expects all RSAs to vest.

Performance-Based Restricted Stock Awards

At June 30, 2025 and December 31, 2024, the target number of PSUs that were unvested was 273,600 and 245,004, respectively. During the three months ended June 30, 2025, no PSUs were granted, no shares vested, and no shares were forfeited. During the six months ended June 30, 2025, PSUs with a target number of 92,662 shares were granted and no shares were forfeited. During the six months ended June 30, 2025, PSUs with a target number of 64,066 vested with a total shareholder return of 108.4%, resulting in the distribution of 69,451 shares.

The performance period of the unvested grants run from January 1, 2025 through December 31, 2027, January 1, 2024 through December 31, 2026, and from January 1, 2023 through December 31, 2025. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a combination of relative shareholder return, total shareholder return of the Company compared to certain specified peer groups of companies, and, solely with respect to unvested grants that run January 1, 2025 to December 31, 2027, AFFO per share growth during the performance period. The fair value of the relative shareholder return and total shareholder return components of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.

The grant date fair values of the relative shareholder return and total shareholder return components of the PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2025 PSU grant, the Company used an implied volatility assumption of 21.0% (based on historical volatility), risk free rate of 4.0%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs). The grant date fair value of the AFFO per share growth component of the PSU award was determined using the five-day average closing market price of our common stock. The total expense of this component of the award will change based on the estimated future performance payout.

The Company expects to recognize $4.4 million in compensation expense over the remaining requisite service period associated with the unvested PSU awards.

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

Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$11,838	$—	$11,838
Liabilities
Derivative liabilities	$—	$5,404	$—	$5,404

December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$20,733	$—	$20,733
Liabilities
Derivative liabilities	$—	$473	$—	$473

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at June 30, 2025 and December 31, 2024 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

Fair Value of Certain Financial Liabilities

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Term loan due November 2025	$—	$—	$150,000	$149,913
Term loan due November 2026	100,000	100,072	100,000	100,112
Term loan due February 2027	90,000	89,924	90,000	89,902
Term loan due March 2027	85,000	85,781	85,000	86,027
Term loan due February 2028	90,000	90,626	90,000	90,744
Term loan due February 2029	225,000	224,496	—	—
Senior fixed note due December 2026	50,000	49,844	50,000	49,432
Senior fixed note due June 2027	75,000	75,058	75,000	74,248
Senior fixed note due December 2028	50,000	49,849	50,000	48,788
Senior fixed note due April 2029	50,000	46,516	50,000	45,003
Senior fixed note due June 2029	50,000	47,033	50,000	45,566
Senior fixed note due April 2030	75,000	69,550	75,000	67,137
Senior fixed note due March 2031	50,000	44,437	50,000	42,733
Senior fixed note due April 2031	50,000	44,897	50,000	43,172
Senior fixed note due March 2032	75,000	66,515	75,000	63,965
Senior fixed note due July 2033	100,000	107,916	100,000	105,308
Revolving credit facility due February 2029	—	—	5,000	4,997

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

NOTE 14 – SEGMENTS

During the three and six months ended June 30, 2025 and 2024, we operated in two segments: real estate operations and restaurant operations. In our real estate operations, we lease properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. In our restaurant operations, we operate seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents financial information for the real estate operations segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Real estate operations revenue	$64,674	$58,140	$128,135	$116,310
Segment revenue	64,674	58,140	128,135	116,310
Operating expenses:
Interest expense	12,295	11,671	24,244	23,314
Other segment items, net (1)	7,790	7,021	15,619	14,494
AFFO	$44,589	$39,448	$88,272	$78,502
Reconciliation to Segment net income:
Depreciation and amortization	(14,413)	(13,157)	(28,663)	(26,443)
Stock-based compensation	(2,001)	(1,731)	(4,761)	(3,371)
Straight-line rent	837	1,113	1,563	2,287
Non-cash amortization of deferred financing costs	(786)	(653)	(1,568)	(1,291)
Other non-cash revenue adjustments	(478)	(497)	(964)	(1,052)
Segment Net Income	$27,748	$24,523	$53,879	$48,632
(1)
Other segment items, net includes: compensation and related expenses, external services, other operating costs, property expenses, other income, net, and income tax expense

The following table presents financial information for the restaurant operations segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Restaurant operations revenue	$8,028	$7,940	$16,022	$15,834
Segment revenue	8,028	7,940	16,022	15,834
Operating expenses:
Cost of goods sold	6,176	6,155	12,413	12,452
Other segment items, net (1)	1,404	1,394	2,941	2,877
EBITDA	$448	$391	$668	$505
Reconciliation to Segment net income:
Depreciation and amortization	(207)	(188)	(386)	(369)
Income tax benefit (expense)	(34)	(24)	(20)	8
Segment Net Income	$207	$179	$262	$144
(1)
Other segment items, net includes: franchise fees, rent and property tax expense, and administrative expense

The following table reconciles the segment revenues to our total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Real estate operations revenue	$64,674	$58,140	$128,135	$116,310
Restaurant operations revenue	8,028	7,940	16,022	15,834
Other	140	399	161	802
Total Revenues	$72,842	$66,479	$144,318	$132,946

The following table reconciles the segment revenues to our net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Segment net income:
Real estate operations	$27,748	$24,523	$53,879	$48,632
Restaurant operations	207	179	262	144
Net Income	$27,955	$24,702	$54,141	$48,776

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents supplemental information by segment.

Supplemental Segment Information at June 30, 2025

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,311,801	$22,316	$3,334,117
Accumulated depreciation	(787,736)	(7,526)	(795,262)
Total real estate investments, net	$2,524,065	$14,790	$2,538,855
Cash and cash equivalents	$4,707	$1,274	$5,981
Total assets	$2,743,611	$21,906	$2,765,517
Total debt, net of deferred financing costs	$1,202,745	$—	$1,202,745

Supplemental Segment Information at December 31, 2024

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,175,813	$22,831	$3,198,644
Accumulated depreciation	(767,716)	(7,789)	(775,505)
Total real estate investments, net	$2,408,097	$15,042	$2,423,139
Cash and cash equivalents	$2,985	$1,096	$4,081
Total assets	$2,631,171	$21,855	$2,653,026
Total debt, net of deferred financing costs	$1,137,889	$—	$1,137,889

Capital expenditures in our Consolidated Statements of Cash Flows relate to the real estate operations segment.

NOTE 15 – SUBSEQUENT EVENTS

The Company reviewed its subsequent events and transactions that have occurred after June 30, 2025, the date of the Consolidated Balance Sheet, through July 30, 2025, and noted the following:

Acquisitions & Disposals

The Company invested $25.8 million in the acquisition of 12 net lease properties with an investment yield of approximately 6.9%, and approximately 8.0 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for the transactions as asset acquisitions in accordance with U.S. GAAP. There was no contingent liability associated with the transactions at June 30, 2025.

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

During the six months ended June 30, 2025, FCPT acquired 47 properties for a total investment value of $144.3 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 14.9 years.

At June 30, 2025, our lease portfolio had the following characteristics:

•
1,245 properties located in 48 states and representing an aggregate leasable area of 8.4 million square feet;
•
99.4% occupancy (based on leasable square footage);
•
An average remaining lease term of 7.2 years (weighted by annualized base rent);
•
An average annual rent escalation of 1.4% through December 31, 2030 (weighted by annualized base rent);

•
99.8% of the contractual base rent collected for the three months ended June 30, 2025; and
•
54% investment-grade tenancy (weighted by annualized base rent).

Analysis of Results of Operations

We operate in two segments: real estate operations and restaurant operations. The following discussion includes the results of our operations for the three and six months ended June 30, 2025 and 2024 as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Rental revenue	$64,814	$58,539	$128,296	$117,112
Restaurant revenue	8,028	7,940	16,022	15,834
Total revenues	72,842	66,479	144,318	132,946
Operating expenses:
General and administrative	6,440	6,004	14,079	12,217
Depreciation and amortization	14,620	13,345	29,049	26,812
Property expenses	3,386	2,836	6,651	5,917
Restaurant expenses	7,361	7,332	14,916	14,896
Total operating expenses	31,807	29,517	64,695	59,842
Interest expense	(13,081)	(12,324)	(25,812)	(24,605)
Other income	113	150	505	390
Income tax expense	(112)	(86)	(175)	(113)
Net income	27,955	24,702	54,141	48,776
Net income attributable to noncontrolling interest	(31)	(30)	(61)	(60)
Net Income Attributable to Common Shareholders	$27,924	$24,672	$54,080	$48,716

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Real Estate Operations

Rental Revenue

Rental revenue increased $6.3 million, or 11%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was due primarily to the acquisition of 113 leased properties during the year-over-year period from July 1, 2024 through June 30, 2025. During the three months ended June 30, 2025, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $2.7 million as compared to $2.3 million during the three months ended June 30, 2024. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology, and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expenses increased $0.4 million, or 7%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to an increase in stock-based compensation expense. General and administrative expense, after excluding stock-based compensation, for the three months ended June 30, 2025 was $4.4 million, compared to $4.3 million of general and administrative expense, after excluding stock-based compensation, for the three months ended June 30, 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization increased by approximately $1.3 million, or 10%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to the acquisition of 113 properties, during the year-over-year period from July 1, 2024 through June 30, 2025.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the three months ended June 30, 2025, we recorded property expenses of $3.4 million, of which $2.7 million was reimbursed by tenants. During the three months ended June 30, 2024, we recorded property expenses of $2.8 million, of which $2.3 million was reimbursed by tenants. The increase in non-reimbursed property expenses is primarily due to abandoned deal costs and vacancy-related expenses.

Interest Expense

We incur interest expense on our $590 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased by $0.8 million, or 6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the $75 million net increase in term loans in January 2025, which was partially offset by a reduction of interest expense due to lower utilization of the revolving credit facility.

Realized Gain on Sale, Net

During the three months ended June 30, 2025 and 2024, no properties were sold.

Income Taxes

During the three months ended June 30, 2025 and 2024, our income tax expense was $112 thousand and $86 thousand, respectively. The income tax expense on real estate operations consists of state, and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.

Restaurant Operations

Restaurant revenues increased by $88 thousand during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to higher net pricing, partially offset by less foot traffic as a result of city construction projects outside one location.

Total restaurant expenses increased by $29 thousand during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to improved staffing.

During the three months ended June 30, 2025, the Company recorded an income tax expense of $34 thousand at the Kerrow Restaurant Operating Business, compared to an income tax expense of $24 thousand for the three months ended June 30, 2024, primarily due to routine book to tax differences.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Real Estate Operations

Rental Revenue

Rental revenue increased $11.2 million, or 10%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was due primarily to the acquisition of 113 leased properties during the year-over-year period from July 1, 2024 through June 30, 2025. During the six months ended June 30, 2025, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees, within rental revenue of $5.5 million as compared to $5.0 million during the six months ended June 30, 2024. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology, and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expenses increased $1.9 million, or 15%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in stock-based compensation expense. General and administrative expense, after excluding stock-based compensation, for the six months ended June 30, 2025 was $9.3 million, compared to $8.8 million of general and administrative expense, after excluding stock-based compensation, for the six months ended June 30, 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization increased by approximately $2.2 million, or 8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to the acquisition of 113 properties, during the year-over-year period from July 1, 2024 through June 30, 2025.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the six months ended June 30, 2025, we recorded property expenses of $6.7 million, of which $5.5 million was reimbursed by tenants. During the six months ended June 30, 2024, we recorded property expenses of $5.9 million, of which $5.0 million was reimbursed by tenants. The increase in non-reimbursed property expenses is primarily due to abandoned deal costs and vacancy-related expenses.

Interest Expense

We incur interest expense on our $590 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased by $1.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the issuance of the additional $85 million in term loans in March 2024 and the net increase in term loans in January 2025, which was partially offset by a reduction of interest expense due to the repayment of the $50 million senior unsecured fixed rate note in March 2024 and lower utilization of the revolving credit facility.

Realized Gain on Sale, Net

During the six months ended June 30, 2025 and 2024, no properties were sold.

Income Taxes

During the six months ended June 30, 2025 and 2024, our income tax expense was $175 thousand and $113 thousand, respectively. The income tax expense on real estate operations consists of state, and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.

Restaurant Operations

Restaurant revenues increased by $188 thousand, or 1%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to higher net pricing, partially offset by less foot traffic as a result of city construction projects outside one location.

Total restaurant expenses increased by $20 thousand during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to improved staffing.

During the six months ended June 30, 2025, the Company recorded an income tax expense of $20 thousand at the Kerrow Restaurant Operating Business, compared to an income tax benefit of $8 thousand for the six months ended June 30, 2024, primarily due to routine book to tax differences.

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

Liquidity and Financial Condition

At June 30, 2025, we had $6.0 million of cash and cash equivalents and $350 million of borrowing capacity under our revolving credit facility, which expires on February 1, 2029, subject to our ability to extend the term for two additional six-month periods to February 1, 2030. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of June 30, 2025, we had no outstanding borrowings under the revolving credit facility. At June 30, 2025, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.88%.

On January 31, 2025, the Company and its subsidiary, FCPT OP, entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “Credit Agreement”), which amended and restated in its entirety an existing Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 25, 2022 (the "Prior Credit Agreement"). Prior to entering into the Credit Agreement, certain amounts outstanding under the term loan facility pursuant to the Prior Credit Agreement were scheduled to mature as follows: $150 million principal amount outstanding was scheduled to mature on November 9, 2025, $100 million principal amount outstanding was scheduled to mature on November 9, 2026, $90 million principal amount outstanding was scheduled to mature on January 9, 2027, $85 million principal amount outstanding was scheduled to mature on March 14, 2027, and $90 million principal amount outstanding was scheduled to mature on January 9, 2028.

The Credit Agreement provides for borrowings up to $940 million, consisting of (1) a revolving credit facility in an aggregate principal amount of $350 million and term loans in an aggregate principal amount of $590 million comprised of (i) a $100 million term loan with a maturity date of November 9, 2026 (the "Term Loan A-2 Facility"), (ii) a $90 million term loan with a maturity date of February 1, 2027, (iii) an $85 million term loan with a maturity date of March 14, 2027 (the "Term Loan A-5 Facility"), (iv) a $90 million term loan with a maturity date of February 1, 2028, and (v) a $225 million term loan with a maturity date of February 1, 2029 (the "Term Loan A-1 Facility"). No amortization payments are required on the term loan prior to the maturity date. FCPT OP has the option to extend the maturity date of the revolving credit facility for up to two six month periods, subject to the payment of an extension fee of 0.0625% on the aggregate amount of the then-outstanding revolving commitment. FCPT OP has the option to extend the maturity date of each of the Term Loan A-1 Facility and the Term Loan A-2 Facility by one year, subject to the payment of an extension fee of 0.125% on the then-outstanding principal amount of term loans under the Term Loan A-1 Facility and the Term Loan A-2 Facility, as applicable. FCPT OP has the option to extend the maturity date of the Term Loan A-5 Facility by one year, subject to the payment of an extension fee of 0.15% on the then-outstanding principal amount of term loans under the Term Loan A-5 Facility. The Credit Agreement is a syndicated credit facility that contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $450 million, subject to certain conditions. Amounts owed under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which SOFR rate election is in effect.

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

(1)
During the first six months of 2025, we entered into these interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility

The Company also enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt.

The Company has issued the following $625 million of senior unsecured fixed rate notes in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	June 30, 2025
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Senior Unsecured Fixed Rate Notes			$625,000

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

During the three and six months ended June 30, 2025, the Company had the following activity under its ATM program, the net proceeds of which were employed to fund acquisitions and for general corporate purposes.

Three Months Ended June 30, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	841,556	$28.08	n/a	n/a
Physically settled forward sale agreements	2,241,232	$28.21	$27.66	$61,993
Total shares sold and issued under the ATM programs	2,241,232	$28.21	$27.66	$61,993
(1)
Net proceeds, after sales commissions and offering expenses

Six Months Ended June 30, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	6,108,008	$28.27	n/a	n/a
Physically settled forward sale agreements	2,241,232	$28.21	$27.66	$61,993
Total shares sold and issued under the ATM programs	2,241,232	$28.21	$27.66	$61,993
(1)
Net proceeds, after sales commissions and offering expenses

At June 30, 2025, the Company had outstanding forward sale agreements to sell 7,397,351 shares of common stock at a weighted average sales price of $28.24 before sales commission and offering expenses.

At June 30, 2025, there was $194.4 million available for issuance under the ATM programs.

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

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot be assured that we will have access to the capital markets at times and at terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions, the funding of tenant improvements, other capital expenditures, and debt refinancing.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net income	$27,955	$24,702	$54,141	$48,776
Depreciation and amortization on real estate investments	14,582	13,309	28,974	26,740
FFO (as defined by NAREIT)	$42,537	$38,011	$83,115	$75,516
Straight-line rent	(837)	(1,113)	(1,563)	(2,287)
Deferred income tax benefit (1)	(14)	(20)	(69)	(92)
Stock-based compensation	2,001	1,731	4,761	3,371
Non-cash amortization of deferred financing costs	786	653	1,568	1,291
Non-real estate investment depreciation	38	36	75	72
Other non-cash revenue adjustments	478	497	964	1,052
Adjusted Funds from Operations (AFFO)	$44,989	$39,795	$88,851	$78,923

Weighted average fully diluted shares outstanding (2)	101,282,790	92,108,621	100,745,776	92,090,841

FFO per diluted share	$0.42	$0.41	$0.82	$0.82

AFFO per diluted share	$0.44	$0.43	$0.88	$0.86

(1)
Amount represents non-cash deferred income tax benefit recognized in the three and six months ended June 30, 2025 and 2024 for income tax benefit at the Kerrow Restaurant Business.
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

Adjusted Funds from Operations is a non-U.S. GAAP measure that is used as a supplemental operating measure specifically for comparing year-over-year ability to fund dividend distribution from operating activities. AFFO is used by us as a basis to address our ability to fund our dividend payments. We calculate AFFO by adding to or subtracting from FFO the following items to the extent present in the applicable period:

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2025, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

a.
None.
b.
None.
c.
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.2*	Amendment to Amended and Restated Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan.
31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	July 30, 2025	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 30, 2025	By:	/s/ Patrick L. Wernig
Patrick L. Wernig
Chief Financial Officer
(Principal Financial Officer)

Dated:	July 30, 2025	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)