Form 10-Q
period 2025-09-30
Four Corners Property Trust, Inc.
filed 2025-10-29
CIK 1650132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares of common stock outstanding as of October 29, 2025: 106,082,013

FOUR CORNERS PROPERTY TRUST, INC.

FORM 10 - Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Real estate investments:
Land	$1,467,646	$1,360,772
Buildings, equipment and improvements	1,943,847	1,837,872
Total real estate investments	3,411,493	3,198,644
Less: Accumulated depreciation	(805,951)	(775,505)
Total real estate investments, net	2,605,542	2,423,139
Intangible real estate assets, net	123,969	123,613
Total real estate investments and intangible real estate assets, net	2,729,511	2,546,752
Cash and cash equivalents	6,725	4,081
Straight-line rent adjustment	70,982	68,562
Derivative assets	10,295	20,733
Deferred tax assets	1,617	1,448
Other assets	15,309	11,450
Total Assets	$2,834,439	$2,653,026

LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$592,244	$516,250
Senior unsecured notes, net of deferred financing costs	622,128	621,639
Dividends payable	37,004	35,358
Rent received in advance	15,766	6,738
Derivative liabilities	5,751	473
Other liabilities	25,675	21,778
Total liabilities	1,298,568	1,202,236

Equity:
Preferred stock, $0.0001 par value per share, 25,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value per share, 500,000,000 shares authorized, 104,464,113 and 99,825,119 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,609,273	1,482,698
Accumulated deficit	(83,427)	(57,729)
Accumulated other comprehensive income	7,884	23,633
Noncontrolling interest	2,131	2,178
Total equity	1,535,871	1,450,790
Total Liabilities and Equity	$2,834,439	$2,653,026

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental revenue	$66,508	$59,288	$194,804	$176,400
Restaurant revenue	7,641	7,503	23,663	23,337
Total revenues	74,149	66,791	218,467	199,737
Operating expenses:
General and administrative	6,516	5,847	20,595	18,064
Depreciation and amortization	15,051	13,606	44,100	40,418
Property expenses	3,678	2,614	10,329	8,531
Restaurant expenses	7,230	7,029	22,146	21,925
Total operating expenses	32,475	29,096	97,170	88,938
Interest expense	(12,955)	(12,324)	(38,767)	(36,929)
Other income	188	331	693	721
Income tax expense	(30)	(90)	(205)	(203)
Net income	28,877	25,612	83,018	74,388
Net income attributable to noncontrolling interest	(32)	(31)	(93)	(91)
Net Income Available to Common Shareholders	$28,845	$25,581	$82,925	$74,297

Basic net income per share:	$0.28	$0.27	$0.82	$0.80
Diluted net income per share:	$0.28	$0.27	$0.81	$0.80
Weighted average number of common shares outstanding:
Basic	103,881,846	94,390,037	101,485,547	92,645,482
Diluted	104,167,774	94,877,995	101,770,250	93,061,647
Dividends declared per common share	$0.3550	$0.3450	$1.0650	$1.0350

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$28,877	$25,612	$83,018	$74,388
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	612	(13,420)	(8,525)	(1,265)
Reclassification adjustment of derivative instruments included in net income	(2,516)	(3,444)	(7,242)	(9,933)
Other comprehensive loss	(1,904)	(16,864)	(15,767)	(11,198)
Comprehensive income	26,973	8,748	67,251	63,190
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	32	31	93	91
Other comprehensive loss attributable to noncontrolling interest	(2)	(20)	(18)	(13)
Comprehensive income attributable to noncontrolling interest	30	11	75	78
Comprehensive Income Attributable to Common Shareholders	$26,943	$8,737	$67,176	$63,112

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

For the three months ended September 30, 2025

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at June 30, 2025	102,230,784	$10	$1,546,272	$(75,268)	$9,786	$2,142	$1,482,942
Net income	—	—	—	28,845	—	32	28,877
Other comprehensive loss	—	—	—	—	(1,902)	(2)	(1,904)
ATM proceeds, net of issuance costs	2,233,561	—	60,793	—	—	—	60,793
Dividends and distributions to equity holders	—	—	—	(37,004)	—	(41)	(37,045)
Stock-based compensation, net	(232)	—	2,208	—	—	—	2,208
Balance at September 30, 2025	104,464,113	$10	$1,609,273	$(83,427)	$7,884	$2,131	$1,535,871

For the nine months ended September 30, 2025

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2024	99,825,119	$10	$1,482,698	$(57,729)	$23,633	$2,178	$1,450,790
Net income	—	—	—	82,925	—	93	83,018
Other comprehensive income	—	—	—	—	(15,749)	(18)	(15,767)
ATM proceeds, net of issuance costs	4,474,793	—	122,786	—	—	—	122,786
Dividends and distributions to equity holders	—	—	—	(108,623)	—	(122)	(108,745)
Stock-based compensation, net	164,201	—	3,789	—	—	—	3,789
Balance at September 30, 2025	104,464,113	$10	$1,609,273	$(83,427)	$7,884	$2,131	$1,535,871

The accompanying notes are an integral part of this financial statement.

For the three months ended September 30, 2024

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at June 30, 2024	92,102,202	$9	$1,272,477	$(40,911)	$27,636	$2,201	$1,261,412
Net income	—	—	—	25,581	—	31	25,612
Other comprehensive income	—	—	—	—	(16,844)	(20)	(16,864)
ATM proceeds, net of issuance costs	4,412,272	1	116,044	—	—	—	116,045
Dividends and distributions to equity holders	—	—	—	(33,217)	—	(40)	(33,257)
Stock-based compensation, net	(4,069)	—	1,793	—	—	—	1,793
Balance at September 30, 2024	96,510,405	$10	$1,390,314	$(48,547)	$10,792	$2,172	$1,354,741

For the nine months ended September 30, 2024

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2023	91,617,477	$9	$1,261,940	$(26,276)	$21,977	$2,213	$1,259,863
Net income	—	—	—	74,297	—	91	74,388
Other comprehensive income	—	—	—	—	(11,185)	(13)	(11,198)
ATM proceeds, net of issuance costs	4,792,842	1	125,327	—	—	—	125,328
Dividends and distributions to equity holders	—	—	—	(96,568)	—	(119)	(96,687)
Stock-based compensation, net	100,086	—	3,047	—	—	—	3,047
Balance at September 30, 2024	96,510,405	$10	$1,390,314	$(48,547)	$10,792	$2,172	$1,354,741

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows - operating activities
Net income	$83,018	$74,388
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	44,100	40,418
Non-cash revenue adjustments	1,442	1,563
Amortization of financing costs	2,358	1,944
Stock-based compensation expense	6,969	5,186
Deferred income taxes	(169)	(153)
Changes in assets and liabilities:
Derivative assets and liabilities	(51)	(336)
Straight-line rent adjustment	(2,419)	(3,343)
Rent received in advance	9,028	(1,122)
Intangible assets (lease incentive payments)	(85)	(1,624)
Other assets and liabilities	55	(6,230)
Net cash provided by operating activities	144,246	110,691
Cash flows - investing activities
Purchases of real estate investments	(228,231)	(136,653)
Change in advance deposits in acquisition of real estate investments	—	(110)
Net cash used in investing activities	(228,231)	(136,763)
Cash flows - financing activities
Net proceeds from ATM equity issuance	122,786	125,328
Repayment of senior notes	—	(50,000)
Payment of deferred financing costs	(6,877)	(1,397)
Proceeds from term loan borrowing	75,000	85,000
Proceeds from revolving credit facility	150,000	111,000
Repayment of revolving credit facility	(144,000)	(127,000)
Payment of dividends to shareholders	(106,978)	(94,889)
Distributions to non-controlling interests	(122)	(119)
Employee shares withheld for taxes	(3,180)	(2,139)
Net cash provided by financing activities	86,629	45,784
Net increase in cash and cash equivalents, including restricted cash	2,644	19,712
Cash and cash equivalents, including restricted cash, at beginning of period	4,081	24,783
Cash and cash equivalents, including restricted cash, at end of period	$6,725	$44,495
Supplemental disclosures:
Interest paid	$42,485	$43,652
Income taxes paid	$514	$408
Operating lease payments received (lessor)	$184,711	$167,335
Operating lease payments remitted (lessee)	$561	$693
Non-cash activities:
Dividends declared but not paid	$37,004	$33,218
Change in fair value of derivative instruments	$(15,716)	$(10,862)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Real Estate Investments, Net

Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-five years using the straight-line method. Leasehold improvements, which are reflected on our Consolidated Balance Sheets as a component of buildings, equipment, and improvements, net are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurant and retail locations are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings, and equipment are included in realized gain on sale, net, in our accompanying Consolidated Statements of Income (“Consolidated Income Statements”).

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

Acquisition of Real Estate

The Company evaluates acquisitions to determine whether transactions should be accounted for as asset acquisitions or business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01, "Clarifying the Definition of a Business". The Company has determined the land, building, site improvements, and in-places leases (if any) of assets acquired were each single assets as the building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. Additionally, the Company has not acquired a substantive process used to generate outputs. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset and there were no processes acquired, the acquisitions do not qualify as businesses and are accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful lives of the acquired assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Consolidated Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Consolidated Income Statements. We did not record impairment expense during the nine months ended September 30, 2025 or 2024.

Real Estate Held for Sale

Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at September 30, 2025 or December 31, 2024.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$6,725	$4,081
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$6,725	$4,081

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

See Note 6 - Debt, Net of Deferred Financing Costs for additional information.

Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by FASB ASC Topic 815, "Derivatives and Hedging", and those utilized as economic hedges. Our use of derivative instruments is currently limited to interest rate hedges. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows of the derivative are not expected to offset changes in cash flows of the hedged item. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, at the time the derivative contract is entered into, we document all relationships between hedging instruments and hedged

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the Consolidated Balance Sheets or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

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

For leases where the Company is the lessor, we determine the classification upon commencement. At September 30, 2025, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. The Company expenses certain initial direct costs that are not incremental to obtaining a lease.

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

In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible real estate assets, net, on our Consolidated Balance Sheets. During the three months ended September 30, 2025 and 2024, the Company paid lease incentives to tenants of $15 thousand and $0.5 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company paid lease incentives to tenants of $85 thousand and $1.6 million, respectively.

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

Restaurant Revenue

Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At September 30, 2025 and December 31, 2024, credit card receivables, included in other assets, totaled $349 thousand and $239 thousand, respectively. We recognize sales from our gift card when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

Restaurant Expenses

Restaurant expenses include restaurant labor, general and administrative expenses, and food and beverage costs. Food and beverage costs include inventory, warehousing, related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

Realized Gain on Sale, Net

The Company recognizes gain on sale, net of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the nine months ended September 30, 2025 and 2024, the Company did not sell any properties.

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

See Note 10 - Equity for additional information.

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership interests in FCPT OP held by third parties. In accordance with U.S. GAAP, the noncontrolling interest of FCPT OP is shown as a component of equity on our Consolidated Balance Sheets, and the portion of income allocable to third parties is shown as net income attributable to noncontrolling interests in our Income Statements and Consolidated Statements of Comprehensive Income (“Comprehensive Income Statement”). The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Accordingly, the Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

determined that the common OP units meet the requirements to be classified as permanent equity. A reconciliation of equity attributable to noncontrolling interest is disclosed in our Consolidated Statements of Changes in Equity.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign) among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The adoption of this guidance will not have a significant impact on our financial disclosures.

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

NOTE 3 – CONCENTRATION OF CREDIT RISK

Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 45.6% of the scheduled base rents from the properties we own. As our revenues

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

We are also subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of September 30, 2025, we had 315 Olive Garden branded locations in our portfolio, which comprise approximately 24.7% of our leased properties and approximately 32.2% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 48 states. There are no concentrations of 10% or greater of total rental revenue in any one state.

We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At September 30, 2025, our net exposure to risk related to amounts due to us on our derivative instruments totaling $4.5 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $339 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET

Real Estate Investments, Net

Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

(In thousands)	September 30, 2025	December 31, 2024
Land	$1,467,646	$1,360,772
Buildings and improvements	1,807,968	1,701,522
Equipment	135,879	136,350
Total gross real estate investments	3,411,493	3,198,644
Less: accumulated depreciation	(805,951)	(775,505)
Real estate investments, net	2,605,542	2,423,139
Intangible real estate assets, net	123,969	123,613
Total Real Estate Investments and Intangible Real Estate Assets, Net	$2,729,511	$2,546,752

During the nine months ended September 30, 2025, the Company invested $228.2 million, including transaction costs, in 75 properties located in 23 states, and allocated the investment as follows: $106.9 million to land, $106.6 million to buildings and improvements, and $14.7 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 13.5 years as of September 30, 2025. During the nine months ended September 30, 2025, no properties were sold.

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

Intangible Real Estate Assets and Liabilities, Net

The following tables detail intangible real estate assets and liabilities.

(In thousands)	September 30, 2025	December 31, 2024
Acquired in-place lease intangibles	$174,426	$159,693
Finance lease - right of use assets	14,040	14,040
Above-market leases	13,821	13,821
Lease incentives	10,193	10,108
Tenant improvements intangible	3,605	3,605
Direct lease cost	702	702
Total	216,787	201,969
Less: accumulated amortization	(92,818)	(78,356)
Intangible Real Estate Assets, Net	$123,969	$123,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(In thousands)	September 30, 2025	December 31, 2024
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,774)	(1,621)
Intangible Real Estate Liabilities, Net	$836	$989

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $4.3 million and $4.2 million for the three months ended September 30, 2025 and 2024, respectively. The value of acquired in-place leases amortized and included in depreciation and amortization expense was $12.9 million and $12.9 million for the nine months ended September 30, 2025 and 2024, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $256 thousand and $292 thousand for the three months ended September 30, 2025 and 2024, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $779 thousand and $891 thousand for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, lease incentive amortization was $208 thousand and $203 thousand, respectively. For the nine months ended September 30, 2025 and 2024, lease incentive amortization was $616 thousand and $635 thousand, respectively.

At September 30, 2025, the total weighted average amortization period remaining for our intangible real estate assets and liabilities was 8.8 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, lease incentives, and tenant improvement intangible was 8.6 years, 6.0 years, 10.3 years, 10.5 years, and 13.4 years, respectively.

Amortization of Lease Intangibles

The following table presents the estimated net impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment.

(In thousands)	September 30,
2025 (Three months)	$4,529
2026	17,205
2027	14,824
2028	12,302
2029	10,112
Thereafter	42,756
Total Future Amortization	$101,728

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

Operating Lease Liability

Maturities of operating lease liabilities were as follows:

(In thousands)	September 30,
2025 (Three months)	$173
2026	721
2027	743
2028	755
2029	768
Thereafter	4,420
Total Payments	7,580
Less: Interest	(1,855)
Operating Lease Liability	$5,725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The weighted-average discount rate for operating leases at September 30, 2025 was 4.70%. The weighted-average remaining lease term was 12.6 years.

Rental expense was $208 thousand and $230 thousand for the three months ended September 30, 2025 and 2024, respectively. Rental expense was $664 thousand and $689 thousand for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table shows the components of rental revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Lease revenue - operating leases	$63,543	$57,144	$186,375	$169,255
Variable lease revenue (tenant reimbursements)	2,965	2,144	8,429	7,145
Total Rental Revenue	$66,508	$59,288	$194,804	$176,400

Future Minimum Lease Payments to be Received

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	September 30,
2025 (Three Months)	$64,276
2026	258,107
2027	251,215
2028	225,136
2029	198,672
Thereafter	979,757
Total Future Minimum Lease Payments	$1,977,163

Ground Leases as Lessee

As of both September 30, 2025 and December 31, 2024, the Company had finance ground lease assets aggregating $13.9 million and $13.9 million, respectively. These assets are included in intangible real estate assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms ranging from 58.2 years to 93.2 years. All but two of these leases have options to extend certain of the lease terms for additional ninety-nine year terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was 88.3 years at September 30, 2025.

NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS

At September 30, 2025, our debt consisted of (1) $590 million of non-amortizing term loans and (2) $625 million of senior, unsecured, fixed rate notes. At December 31, 2024, our debt consisted of (1) $515 million of non-amortizing term loans and (2) $625 million of senior, unsecured, fixed rate notes. At September 30, 2025 and December 31, 2024, we had outstanding borrowings of $11 million and $5 million, respectively, under the revolving credit facility, and there were no outstanding letters of credit. At September 30, 2025, we had $339 million of borrowing capacity under the revolving credit facility. The revolving credit facility will mature on February 1, 2029 with two six-month extension options. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 5.30% and 5.62% at September 30, 2025 and December 31, 2024, respectively. The weighted average interest rate on the revolving credit facility was 5.17% and 5.46% at September 30, 2025 and December 31, 2024, respectively.

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

On August 19, 2025, the Company entered into Amendment No. 1 to the Credit Agreement which reduced the credit spread adjustment applicable to the revolving credit and term loan agreement from 0.10% to 0.00%. Term loans under the Credit Agreement now accrue interest at a per annum rate equal to a SOFR rate plus a margin of 0.95% to 1.00%, and the revolver accrues interest at a per annum rate equal to a margin of 0.85%. The margin is based on the highest applicable credit rating on its senior, unsecured, long-term indebtedness per the credit agreement. In the event that all or a portion of the principal amount of any loan borrowed pursuant to the Credit Agreement is not paid when due, interest will accrue at the rate that would otherwise be applicable thereto plus 2.00%. A facility fee at a rate of 0.20% per annum applies to the total revolving commitments available under the Credit Agreement.

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

We reviewed the Credit Agreement in accordance with U.S. GAAP. This resulted in the capitalization of $6.7 million in new lender fees and third party costs, which will be amortized over the life of the new loans; $120 thousand in third-party fees were recorded to general and administrative expense. Where there were decreases in principal, we wrote off unamortized deferred financing costs, which resulted in $40 thousand of unamortized deferred financing costs being written off and recorded as interest expense. The remaining $3.5 million of original unamortized deferred financing costs will be amortized over the life of the new loans.

The following table presents the Term Loan balances under the Credit Agreement.

				Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate		September 30, 2025	December 31, 2024
Term Loans:
Term loan due 2025	Nov 2025	N/A	(a)	$—	$150,000
Term loan due 2026	Nov 2026	5.34%	(a)(b)	100,000	100,000
Term loan due 2027	Feb 2027	5.29%	(a)	90,000	90,000
Term loan due 2027	Mar 2027	5.29%	(a)(b)	85,000	85,000
Term loan due 2028	Feb 2028	5.29%	(a)	90,000	90,000
Term loan due 2029	Feb 2029	5.29%	(a)(b)	225,000	—
Total Term Loans				$590,000	$515,000

(a)
Loan is a variable‑rate loan which resets at Daily Simple SOFR + the applicable credit spread of 0.95% to 1.00% at September 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(b)
Loan has one twelve month extension option exercisable at the Company's discretion, subject to certain conditions.

Note Purchase Agreement

The following table presents the senior unsecured fixed rate notes balance.

			Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate	September 30, 2025	December 31, 2024
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	100,000
Total Notes			$625,000	$625,000

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt.

(In thousands)	September 30,
Remainder of 2025	$—
2026	150,000
2027	250,000
2028	140,000
2029	336,000
Thereafter	350,000
Total Scheduled Principal Payments	$1,226,000

Deferred Financing Costs

At September 30, 2025 and December 31, 2024, term loan and revolving credit facility net unamortized deferred financing costs were approximately $8.8 million and $3.7 million, respectively. During the three months ended September 30, 2025 and 2024, amortization of deferred financing costs was $627 thousand and $490 thousand, respectively. During the nine months ended September 30, 2025 and 2024, amortization of deferred financing costs was $1.9 million and $1.4 million, respectively. Interest expense for the nine months ended September 30, 2025 includes a one-time charge of $40 thousand for deferred financing costs expensed as a result of the execution of an amendment to the term loan agreement on January 31, 2025.

At September 30, 2025 and December 31, 2024, senior unsecured notes net unamortized deferred financing costs were approximately $2.9 million and $3.4 million, respectively. During the three months ended September 30, 2025 and 2024, amortization of deferred financing costs was $163 thousand and $163 thousand, respectively. During the nine months ended September 30, 2025 and 2024, amortization of deferred financing costs was $489 thousand and $532 thousand, respectively.

The Company was in compliance with all debt covenants at September 30, 2025 and December 31, 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of September 30, 2025, $560 million of our variable-rate debt is hedged by swaps with notional values totaling $560 million. As of December 31, 2024, $435 million of our variable-rate debt was hedged by swaps with notional values totaling $435 million.

During the nine months ended September 30, 2025, we entered into six interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $4.1 million will be reclassified to earnings as a reduction to interest expense.

Non-designated Hedges

We do not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2025 and 2024, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet.

	Derivative Assets			Derivative Liabilities
		Fair Value at			Fair Value at
(Dollars in thousands)	Balance Sheet Location	September 30, 2025	December 31, 2024	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$10,295	$20,733	Derivative liabilities	$5,751	$473
Total		$10,295	$20,733		$5,751	$473

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income

The table below presents the effect of our interest rate swaps on comprehensive income.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three Months Ended September 30, 2025	$612	Interest expense	$(2,516)	$(12,955)
Three Months Ended September 30, 2024	(13,420)	Interest expense	(3,444)	(12,324)
Nine Months Ended September 30, 2025	(8,525)	Interest expense	(7,242)	(38,767)
Nine Months Ended September 30, 2024	(1,265)	Interest expense	(9,933)	(36,929)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Tabular Disclosure Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at September 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Assets	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2025	$10,295	$—	$10,295	$(3,231)	$—	$7,064
December 31, 2024	20,733	—	20,733	(350)	—	20,383

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Liabilities Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Liabilities	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2025	$5,751	$—	$5,751	$(3,231)	$—	$2,520
December 31, 2024	473	—	473	(350)	—	123

Credit-risk-related Contingent Features

The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

At September 30, 2025 and December 31, 2024, the fair value of derivatives in a net asset position related to these agreements was $4.5 million and $20.3 million, respectively. As of September 30, 2025, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at September 30, 2025, we would have been entitled to the termination value of approximately $4.5 million.

NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS

Other Assets

The components of other assets were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Accounts receivable	$5,095	$3,477
Operating lease right-of-use asset	4,910	3,402
Prepaid assets	1,506	1,522
Prepaid acquisition costs and deposits	1,252	1,222
Inventories	185	221
Other	2,361	1,606
Total Other Assets	$15,309	$11,450

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Other Liabilities

The components of other liabilities were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Accrued interest expense	$8,621	$7,498
Operating lease liability	5,725	4,114
Accrued tenant property tax	4,474	2,505
Accrued compensation	2,373	2,752
Intangible real estate liabilities, net	836	989
Tenant deposits	797	1,015
Accounts payable	686	931
Accrued operating expenses	483	254
Other	1,680	1,720
Total Other Liabilities	$25,675	$21,778

NOTE 9 – INCOME TAXES

We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our stockholders. Accordingly, no provision for federal income taxes has been included in the accompanying Consolidated Financial Statements for the nine months ended September 30, 2025 related to the REIT.

Income tax expense consists of federal, state, and local income taxes incurred by FCPT’s TRS, and state and local income taxes incurred by FCPT on its lease portfolio. During the three months ended September 30, 2025 and 2024, we recorded income tax expense of $30 thousand and $90 thousand, respectively. During the nine months ended September 30, 2025 and 2024, we recorded income tax expense of $205 thousand and $203 thousand, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. During the three months ended September 30, 2025 and 2024, $100 thousand and $61 thousand, respectively, was recorded as a deferred tax benefit related to routine book-tax differences within income tax expense in the Consolidated Statements of Income. During the nine months ended September 30, 2025 and 2024, $169 thousand and $153 thousand, respectively, was recorded as a deferred tax benefit within income tax expense in the Consolidated Statements of Income.

NOTE 10 – EQUITY

Preferred Stock

At September 30, 2025 and December 31, 2024, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at September 30, 2025 and December 31, 2024.

Common Stock

At September 30, 2025 and December 31, 2024, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At September 30, 2025, there were 104,464,113 shares of the Company's common stock issued and outstanding.

On March 10, 2025, we declared a dividend of $0.3550 per share, which was paid in April 2025 to common stockholders of record as of March 31, 2025.

On June 9, 2025, we declared a dividend of $0.3550 per share, which was paid in July 2025 to common stockholders of record as of June 30, 2025.

On September 15, 2025, we declared a dividend of $0.3550 per share, which was paid in October 2025 to common stockholders of record as of September 30, 2025.

Common Stock Issuance Under the At-The-Market Program

On September 17, 2024, the Company entered into a new ATM program (the "ATM program"), pursuant to which shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million may be offered and sold (1) by the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The following tables present the Company’s activity under its ATM programs:

Three Months Ended September 30, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	2,233,561	$27.69	$27.22	$60,793
Total shares sold and issued under the ATM programs	2,233,561	$27.69	$27.22	$60,793
(1)
Net proceeds, after sales commissions and offering expenses

Nine Months Ended September 30, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	6,108,008	$28.27	n/a	n/a
Physically settled forward sale agreements	4,474,793	$27.95	$27.44	$122,786
Total shares sold and issued under the ATM programs	4,474,793	$27.95	$27.44	$122,786
(1)
Net proceeds, after sales commissions and offering expenses

Three Months Ended September 30, 2024
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	4,131,747	$27.79	n/a	n/a
Physically settled forward sale agreements	950,000	$26.81	$26.41	$25,091
Total shares sold and issued under the ATM programs	4,412,272	$26.74	$26.30	$116,025
(1)
Net proceeds, after sales commissions and offering expenses

Nine Months Ended September 30, 2024
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	4,131,747	$27.79	n/a	n/a
Physically settled forward sale agreements	950,000	$26.81	$26.41	$25,091
Total shares sold and issued under the ATM programs	4,792,842	$26.63	$26.15	$125,328
(1)
Net proceeds, after sales commissions and offering expenses

At September 30, 2025, the Company had outstanding forward sale agreements to sell 5,163,790 shares of common stock at a weighted average sales price of $28.30 before sales commission and offering expenses.

At September 30, 2025, there was $194.4 million available for issuance under the ATM programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Noncontrolling Interest

At September 30, 2025, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the nine months ended September 30, 2025, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $2.8 million and $3.1 million as of September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, FCPT was the owner of approximately 99.89% of FCPT’s OP units. The remaining 0.11%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three and nine months ended September 30, 2025, FCPT OP distributed $41 thousand and $122 thousand to its unaffiliated limited partners, respectively.

Earnings Per Share

The following table presents the computation of basic and diluted net earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except for shares and per share data)	2025	2024	2025	2024
Average common shares outstanding – basic	103,881,846	94,390,037	101,485,547	92,645,482
Net effect of dilutive equity awards	285,928	487,958	284,703	416,165
Average common shares outstanding – diluted	104,167,774	94,877,995	101,770,250	93,061,647
Net income available to common shareholders	$28,845	$25,581	$82,925	$74,297
Basic net earnings per share	$0.28	$0.27	$0.82	$0.80
Diluted net earnings per share	$0.28	$0.27	$0.81	$0.80

For the three months ended September 30, 2025 and 2024, the number of outstanding equity awards that were anti-dilutive totaled 346,553 and 396,218, respectively. For the nine months ended September 30, 2025 and 2024, the number of outstanding equity awards that were anti-dilutive totaled 337,530 and 468,011, respectively.

Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three and nine months ended September 30, 2025 and 2024 was 114,559, respectively.

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

At September 30, 2025, 1,069,831 shares of common stock were available for award under the Amended Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $11.0 million at September 30, 2025 as shown in the following table.

Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2025	$1,861	$3,129	$3,166	$8,156
Equity grants	2,304	4,094	2,839	9,237
Equity grant forfeitures	—	(73)	—	(73)
Change in expense from performance multiplier	—	—	652	652
Equity compensation expense	(1,441)	(3,210)	(2,318)	(6,969)
Unrecognized Compensation Cost at September 30, 2025	$2,724	$3,940	$4,339	$11,003

At September 30, 2025, the weighted average amortization period remaining for all of our equity awards was 1.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Restricted Stock Units

RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.

At September 30, 2025 and December 31, 2024, there were 290,385 and 243,685 RSUs outstanding, respectively. During the three months ended September 30, 2025, no RSUs were granted, none vested, and none were forfeited. During the nine months ended September 30, 2025, 83,197 RSUs were granted, 36,497 RSUs vested, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2030.

Restricted Stock Awards

RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.

At September 30, 2025 and December 31, 2024, there were 229,336 and 225,582 RSAs outstanding, respectively. During the three months ended September 30, 2025, no RSAs were granted, no RSAs vested, and 264 RSAs were forfeited. During the nine months ended September 30, 2025, 148,948 RSAs were granted, and 2,818 RSAs were forfeited. There were 142,376 RSAs vested, of which 67,964 were designated for tax withholdings. Restrictions on these RSAs lapse through 2028. The Company expects all RSAs to vest.

Performance-Based Restricted Stock Awards

At September 30, 2025 and December 31, 2024, the target number of PSUs that were unvested was 273,600 and 245,004, respectively. During the three months ended September 30, 2025, no PSUs were granted, none vested, and none were forfeited. During the nine months ended September 30, 2025, PSUs with a target number of 92,662 shares were granted and no shares were forfeited. During the nine months ended September 30, 2025, PSUs with a target number of 64,066 vested with a total shareholder return of 108.4%, resulting in the distribution of 69,451 shares.

The performance period of the unvested grants run from January 1, 2025 through December 31, 2027, January 1, 2024 through December 31, 2026, and from January 1, 2023 through December 31, 2025. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a combination of relative shareholder return, total shareholder return of the Company compared to certain specified peer groups of companies, and, solely with respect to unvested grants that run January 1, 2025 to December 31, 2027, adjusted funds from operations per share growth during the performance period. The fair value of the relative shareholder return and total shareholder return components of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.

The grant date fair values of the relative shareholder return and total shareholder return components of the PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2025 PSU grant, the Company used an implied volatility assumption of 21.0% (based on historical volatility), risk free rate of 4.0%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs). The grant date fair value of the adjusted funds from operations per share growth component of the PSU award was determined using the five-day average closing market price of our common stock. The total expense of this component of the award will change based on the estimated future performance payout.

The Company expects to recognize $4.3 million in compensation expense over the remaining requisite service period associated with the unvested PSU awards.

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

Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$10,295	$—	$10,295
Liabilities
Derivative liabilities	$—	$5,751	$—	$5,751

December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$20,733	$—	$20,733
Liabilities
Derivative liabilities	$—	$473	$—	$473

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at September 30, 2025 and December 31, 2024 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

Fair Value of Certain Financial Liabilities

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Term loan due November 2025	$—	$—	$150,000	$149,913
Term loan due November 2026	100,000	100,046	100,000	100,112
Term loan due February 2027	90,000	89,925	90,000	89,902
Term loan due March 2027	85,000	85,647	85,000	86,027
Term loan due February 2028	90,000	90,531	90,000	90,744
Term loan due February 2029	225,000	224,491	—	—
Senior fixed note due December 2026	50,000	49,991	50,000	49,432
Senior fixed note due June 2027	75,000	75,204	75,000	74,248
Senior fixed note due December 2028	50,000	49,954	50,000	48,788
Senior fixed note due April 2029	50,000	46,822	50,000	45,003
Senior fixed note due June 2029	50,000	47,308	50,000	45,566
Senior fixed note due April 2030	75,000	70,002	75,000	67,137
Senior fixed note due March 2031	50,000	44,809	50,000	42,733
Senior fixed note due April 2031	50,000	45,257	50,000	43,172
Senior fixed note due March 2032	75,000	67,084	75,000	63,965
Senior fixed note due July 2033	100,000	108,261	100,000	105,308
Revolving credit facility due February 2029	11,000	10,969	5,000	4,997

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

NOTE 14 – SEGMENTS

During the three and nine months ended September 30, 2025 and 2024, we operated in two segments: real estate operations and restaurant operations. In our real estate operations, we lease properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. In our restaurant operations, we operate seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents financial information for the real estate operations segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Real estate operations revenue	$66,349	$58,960	$194,485	$175,270
Segment revenue	66,349	58,960	194,485	175,270
Operating expenses:
Interest expense	12,165	11,671	36,409	34,985
Other segment items, net (1)	7,878	6,401	23,497	20,895
AFFO	$46,306	$40,888	$134,579	$119,390
Reconciliation to Segment net income:
Depreciation and amortization	(14,862)	(13,413)	(43,525)	(39,856)
Stock-based compensation	(2,208)	(1,815)	(6,969)	(5,186)
Straight-line rent	856	1,056	2,419	3,343
Non-cash amortization of deferred financing costs	(790)	(653)	(2,358)	(1,944)
Other non-cash revenue adjustments	(478)	(511)	(1,442)	(1,563)
Segment Net Income	$28,824	$25,552	$82,704	$74,184
(1)
Other segment items, net includes: compensation and related expenses, external services, other operating costs, property expenses, other income, net, and income tax expense

The following table presents financial information for the restaurant operations segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Restaurant operations revenue	$7,641	$7,503	$23,663	$23,337
Segment revenue	7,641	7,503	23,663	23,337
Operating expenses:
Cost of goods sold	6,020	5,971	18,433	18,423
Other segment items, net (1)	1,429	1,275	4,371	4,152
EBITDA	$192	$257	$859	$762
Reconciliation to Segment net income:
Depreciation and amortization	(189)	(193)	(575)	(562)
Income tax benefit (expense)	50	(4)	30	4
Segment Net Income	$53	$60	$314	$204
(1)
Other segment items, net includes: franchise fees, rent and property tax expense, and administrative expense

The following table reconciles the segment revenues to our total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Real estate operations revenue	$66,349	$58,960	$194,485	$175,270
Restaurant operations revenue	7,641	7,503	23,663	23,337
Other	159	328	319	1,130
Total Revenues	$74,149	$66,791	$218,467	$199,737

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table reconciles the segment revenues to our net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Segment net income:
Real estate operations	$28,824	$25,552	$82,704	$74,184
Restaurant operations	53	60	314	204
Net Income	$28,877	$25,612	$83,018	$74,388

The following table presents supplemental information by segment.

Supplemental Segment Information at September 30, 2025

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,389,132	$22,361	$3,411,493
Accumulated depreciation	(798,237)	(7,714)	(805,951)
Total real estate investments, net	$2,590,895	$14,647	$2,605,542
Cash and cash equivalents	$5,382	$1,343	$6,725
Total assets	$2,812,599	$21,840	$2,834,439
Total debt, net of deferred financing costs	$1,214,372	$—	$1,214,372

Supplemental Segment Information at December 31, 2024

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,175,813	$22,831	$3,198,644
Accumulated depreciation	(767,716)	(7,789)	(775,505)
Total real estate investments, net	$2,408,097	$15,042	$2,423,139
Cash and cash equivalents	$2,985	$1,096	$4,081
Total assets	$2,631,171	$21,855	$2,653,026
Total debt, net of deferred financing costs	$1,137,889	$—	$1,137,889

Capital expenditures in our Consolidated Statements of Cash Flows relate to the real estate operations segment.

NOTE 15 – SUBSEQUENT EVENTS

The Company reviewed its subsequent events and transactions that have occurred after September 30, 2025, the date of the Consolidated Balance Sheet, through October 29, 2025, and noted the following:

Acquisitions & Disposals

The Company invested $5.7 million in the acquisition of two net lease properties with an investment yield of approximately 6.8%, and approximately 6.0 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for the transactions as asset acquisitions in accordance with U.S. GAAP. There was no contingent liability associated with the transactions at September 30, 2025.

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

During the nine months ended September 30, 2025, FCPT acquired 75 properties for a total investment value of $228.2 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 13.5 years.

At September 30, 2025, our lease portfolio had the following characteristics:

•
1,273 properties located in 48 states and representing an aggregate leasable area of 8.5 million square feet;
•
99.5% occupancy (based on leasable square footage);

•
An average remaining lease term of 7.1 years (weighted by annualized base rent);
•
An average annual rent escalation of 1.4% through December 31, 2029 (weighted by annualized base rent);
•
99.8% of the contractual base rent collected for the three months ended September 30, 2025; and
•
53% investment-grade tenancy (weighted by annualized base rent).

Analysis of Results of Operations

The following discussion includes the results of our operations for the three and nine months ended September 30, 2025 and 2024 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Rental revenue	$66,508	$59,288	$194,804	$176,400
Restaurant revenue	7,641	7,503	23,663	23,337
Total revenues	74,149	66,791	218,467	199,737
Operating expenses:
General and administrative	6,516	5,847	20,595	18,064
Depreciation and amortization	15,051	13,606	44,100	40,418
Property expenses	3,678	2,614	10,329	8,531
Restaurant expenses	7,230	7,029	22,146	21,925
Total operating expenses	32,475	29,096	97,170	88,938
Interest expense	(12,955)	(12,324)	(38,767)	(36,929)
Other income	188	331	693	721
Income tax expense	(30)	(90)	(205)	(203)
Net income	28,877	25,612	83,018	74,388
Net income attributable to noncontrolling interest	(32)	(31)	(93)	(91)
Net Income Attributable to Common Shareholders	$28,845	$25,581	$82,925	$74,297

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

During the three months ended September 30, 2025 and 2024, we operated in two segments: real estate operations and restaurant operations. In our real estate operations, we lease properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. In our restaurant operations, we operate seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area.

Real Estate Operations

Rental Revenue

Rental revenue increased $7.2 million, or 12%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was due primarily to the acquisition of 120 leased properties during the year-over-year period from October 1, 2024 through September 30, 2025. During the three months ended September 30, 2025, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees within rental revenue of $3.0 million as compared to $2.1 million during the three months ended September 30, 2024. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology, and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expenses increased $669 thousand, or 11%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in stock-based compensation expense. General and administrative expense, after excluding stock-based compensation, for the three months ended September 30, 2025 was $4.3 million, compared to $4.0 million of general and administrative expense, after excluding stock-based compensation, for the three months ended September 30, 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization increased by approximately $1.4 million, or 11%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to the acquisition of 120 properties, during the year-over-year period from October 1, 2024 through September 30, 2025.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the three months ended September 30, 2025, we recorded property expenses of $3.7 million, of which $3.0 million was reimbursed by tenants. During the three months ended September 30, 2024, we recorded property expenses of $2.6 million, of which $2.1 million was reimbursed by tenants. The increase in property expenses is primarily due to abandoned deal costs and vacancy-related expenses, and non-reimbursed property costs such as repair costs.

Interest Expense

We incur interest expense on our $590 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased by $0.6 million, or 5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the $75 million net increase in term loans in January 2025, which was partially offset by a reduction of interest expense due to lower utilization of the revolving credit facility.

Realized Gain on Sale, Net

During the three months ended September 30, 2025 and 2024, no properties were sold.

Income Taxes

During the three months ended September 30, 2025 and 2024, our income tax expense was $80 thousand and $86 thousand, respectively. The income tax expense on real estate operations consists of state, and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.

Restaurant Operations

Restaurant revenues increased by $138 thousand during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to higher net pricing, partially offset by less foot traffic as a result of city construction projects outside one location.

Total restaurant expenses increased by $201 thousand during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to improved staffing.

During the three months ended September 30, 2025, the Company recorded an income tax benefit of $50 thousand at the Kerrow Restaurant Operating Business, compared to an income tax expense of $4 thousand for the three months ended September 30, 2024, primarily due to routine book to tax differences.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

During the nine months ended September 30, 2025 and 2024, we operated in two segments: real estate operations and restaurant operations. In our real estate operations, we lease properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. In our restaurant operations, we operate seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area.

Real Estate Operations

Rental Revenue

Rental revenue increased $18.4 million, or 10%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was due primarily to the acquisition of 120 leased properties during the year-over-year period from October 1, 2024 through September 30, 2025. During the nine months ended September 30, 2025, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees, within rental revenue of $8.4 million as compared to $7.1 million during the nine months ended September 30, 2024. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology, and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expenses increased $2.5 million, or 14%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in stock-based compensation expense. General and administrative expense, after excluding stock-based compensation, for the nine months ended September 30, 2025 was $13.6 million, compared to $12.9 million of general and administrative expense, after excluding stock-based compensation, for the nine months ended September 30, 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization increased by approximately $3.7 million, or 9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to the acquisition of 120 properties, during the year-over-year period from October 1, 2024 through September 30, 2025.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the nine months ended September 30, 2025, we recorded property expenses of $10.3 million, of which $8.4 million was reimbursed by tenants. During the nine months ended September 30, 2024, we recorded property expenses of $8.5 million, of which $7.1 million was reimbursed by tenants. The increase in property expenses is primarily due to vacancy-related expenses, franchise tax expense, and lease transaction costs.

Interest Expense

We incur interest expense on our $590 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased by $1.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the issuance of the additional $85 million in term loans in March 2024 and the net increase in term loans in January 2025, which was partially offset by a reduction of interest expense due to the repayment of the $50 million senior unsecured fixed rate note in March 2024 and lower utilization of the revolving credit facility.

Realized Gain on Sale, Net

During the nine months ended September 30, 2025 and 2024, no properties were sold.

Income Taxes

During the nine months ended September 30, 2025 and 2024, our income tax expense was $235 thousand and $207 thousand, respectively. The income tax expense on real estate operations consists of state, and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.

Restaurant Operations

Restaurant revenues increased by $326 thousand, or 1%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to higher net pricing, partially offset by less foot traffic as a result of city construction projects outside one location.

Total restaurant expenses increased by $221 thousand during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to improved staffing.

During the nine months ended September 30, 2025, the Company recorded an income tax benefit of $30 thousand at the Kerrow Restaurant Operating Business, compared to an income tax benefit of $4 thousand for the nine months ended September 30, 2024, primarily due to routine book to tax differences.

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

Liquidity and Financial Condition

At September 30, 2025, we had $6.7 million of cash and cash equivalents and $339 million of borrowing capacity under our revolving credit facility, which expires on February 1, 2029, subject to our ability to extend the term for two additional six-month periods to February 1, 2030. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of September 30, 2025, we had $11 million in outstanding borrowings under the revolving credit facility. At September 30, 2025, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.75%.

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

On August 19, 2025, the Company entered into Amendment No. 1 to the Credit Agreement which reduced the credit spread adjustment applicable to the revolving credit and term loan agreement from 0.10% to 0.00%. Term loans under the Credit Agreement now accrue interest at a per annum rate equal to a SOFR rate plus a margin of 0.95% to 1.00%, and the revolver accrues interest at a per annum rate equal to a margin of 0.85%. The margin is based on the highest applicable credit rating on its senior, unsecured, long-term indebtedness per the credit agreement. In the event that all or a portion of the principal amount of any loan borrowed pursuant to the Credit Agreement is not paid when due, interest will accrue at the rate that would otherwise be applicable thereto plus 2.00%. A facility fee at a rate of 0.20% per annum applies to the total revolving commitments available under the Credit Agreement.

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

Product	Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
Swap	$50,000	10/25/2022	11/9/2025	0.44%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2022	11/9/2025	2.70%	Daily Simple SOFR + 10 bps
Swap	25,000	3/9/2023	11/9/2026	4.12%	Daily Simple SOFR + 10 bps
Swap	150,000	11/9/2023	11/9/2025	0.82%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2023	11/9/2026	3.65%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2023	11/9/2028	4.25%	Daily Simple SOFR + 10 bps
Swap	25,000	11/13/2023	11/9/2028	4.42%	Daily Simple SOFR + 10 bps
Swap	25,000	4/9/2024	4/9/2029	4.04%	Daily Simple SOFR + 10 bps
Swap	30,000	4/9/2024	4/9/2029	3.91%	Daily Simple SOFR + 10 bps
Swap	30,000	4/9/2024	4/9/2029	3.88%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2024	11/9/2029	3.97%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.81%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.80%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.09%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	3/19/2025	3/9/2030	3.79%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	7/9/2025	11/9/2027	3.55%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2027	1.48%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2027	1.54%	Daily Simple SOFR + 10 bps
Swap	25,000	11/10/2025	11/9/2028	2.25%	1 month Term SOFR
Swap	50,000	11/10/2025	11/9/2028	1.49%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2028	2.02%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	11/9/2026	11/9/2030	3.75%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	11/9/2026	11/9/2031	3.87%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	11/9/2027	11/9/2029	3.51%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	11/9/2027	11/9/2029	3.39%	Daily Simple SOFR + 10 bps

(1)
During the first nine months of 2025, we entered into these interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility

The Company also enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt.

The Company has issued the following $625 million of senior unsecured fixed rate notes in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	September 30, 2025
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Senior Unsecured Fixed Rate Notes			$625,000

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

During the three and nine months ended September 30, 2025, the Company had the following activity under its ATM program, the net proceeds of which were employed to fund acquisitions and for general corporate purposes.

Three Months Ended September 30, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	2,233,561	$27.69	$27.22	$60,793
Total shares sold and issued under the ATM programs	2,233,561	$27.69	$27.22	$60,793
(1)
Net proceeds, after sales commissions and offering expenses

Nine Months Ended September 30, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	6,108,008	$28.27	n/a	n/a
Physically settled forward sale agreements	4,474,793	$27.95	$27.44	$122,786
Total shares sold and issued under the ATM programs	4,474,793	$27.95	$27.44	$122,786
(1)
Net proceeds, after sales commissions and offering expenses

At September 30, 2025, the Company had outstanding forward sale agreements to sell 5,163,790 shares of common stock at a weighted average sales price of $28.30 before sales commission and offering expenses.

At September 30, 2025, there was $194.4 million available for issuance under the ATM programs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net income	$28,877	$25,612	$83,018	$74,388
Depreciation and amortization on real estate investments	14,988	13,572	43,961	40,312
Realized gain on sales of real estate	—	—	—	—
FFO (as defined by NAREIT)	$43,865	$39,184	$126,979	$114,700
Straight-line rent	(856)	(1,056)	(2,419)	(3,343)
Deferred income tax benefit (1)	(100)	(61)	(169)	(153)
Stock-based compensation	2,208	1,815	6,969	5,186
Non-cash amortization of deferred financing costs	790	653	2,358	1,944
Non-real estate investment depreciation	63	34	139	106
Other non-cash revenue adjustments	478	511	1,442	1,563
Adjusted Funds from Operations (AFFO)	$46,448	$41,080	$135,299	$120,003

Weighted average fully diluted shares outstanding (2)	104,282,333	94,992,554	101,884,809	93,176,206

FFO per diluted share	$0.42	$0.41	$1.25	$1.23

AFFO per diluted share	$0.45	$0.43	$1.33	$1.29

(1)
Amount represents non-cash deferred income tax benefit recognized in the three and nine months ended September 30, 2025 and 2024 for income tax benefit at the Kerrow Restaurant Business.
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

Changes in Internal Control over Financial Reporting

During the third quarter of 2025, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

a.
None.
b.
None.
c.
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Amendment No. 1 to Fourth Amended and Restated Credit and Term Loan Agreement
31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	October 29, 2025	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 29, 2025	By:	/s/ Patrick L. Wernig
Patrick L. Wernig
Chief Financial Officer
(Principal Financial Officer)

Dated:	October 29, 2025	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)