Form 10-K
period 2025-12-31
Four Corners Property Trust, Inc.
filed 2026-02-12
CIK 1650132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately: $2,719,182,574.

Number of shares of Common Stock, par value $0.0001, outstanding as of February 12, 2026: 109,745,042

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2026 are incorporated by reference into Part III of this Report.

FOUR CORNERS PROPERTY TRUST, INC.

FORM 10 - K

YEAR ENDED DECEMBER 31, 2025

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

History

The Company was incorporated in Maryland in July 2015. The Company was formed as a wholly owned subsidiary of Darden Restaurants, Inc. ("Darden") and became an independent publicly traded company four months later following the completion of its separation from Darden in November 2015.

Business Overview

We are a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and retail industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2025, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.

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

In addition to managing our existing properties, our strategy includes investing in additional restaurant and retail properties to grow and diversify our existing portfolio. We expect this acquisition strategy will decrease our reliance on Darden and help us gain exposure to non-restaurant retail properties over time. We intend to purchase properties that are well located, occupied by durable concepts, with creditworthy tenants whose operating cash flows are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring properties that have high levels of operator profitability compared to rent payments and have absolute rent levels that reflect market rates.

In 2025, FCPT engaged in various real estate transactions for a total investment of $325.5 million, including capitalized transaction costs. Pursuant to these transactions, we acquired 105 rental properties and ground leasehold interests, aggregating 713.9 thousand square feet.

As of December 31, 2025, our lease portfolio had the following characteristics:

•
1,303 free-standing properties located in 48 states and representing an aggregate leasable area of 8.8 million square feet;
•
99.6% occupancy (based on leasable square footage);
•
An average remaining lease term of 6.9 years (weighted by annualized base rent);
•
An average annual rent escalation of 1.5%1 through December 31, 2030 (weighted by annualized base rent); and
•
53% investment-grade tenancy (weighted by annualized base rent).

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

Increase Diversity of Portfolio: We seek to develop a diverse asset portfolio as we continue to expand. As of December 31, 2025, properties in our leasing portfolio were located in 48 different states across the continental United States, comprised of 179 unique tenant brands, and our properties in only one state, Texas, individually accounted for 10% or more of our total revenue at 10.0% of our total revenue. Additionally, as of December 31, 2025, restaurant properties and non-restaurant retail properties accounted for 74% and 26%, respectively, of our total revenues. Acquiring restaurant properties while also acquiring non-restaurant retail properties allows us to leverage our experience with the restaurant industry and accelerate our diversified growth and, in doing so, reduce our concentration with Darden.

Operating Strategy

Long-Term, Net Lease Structure: We intend to hold our properties for long-term investment. Our properties are leased to our tenants on a net lease basis with a weighted average remaining lease term of approximately 6.9 years before any renewals and an average annual rent escalation of 1.5% through December 31, 2030 (weighted by annualized base rent), thereby providing a long-term, stable income stream. Under the leases, the tenant is typically responsible for maintaining

1 Previously, annual rent escalation was calculated assuming expiring leases remained flat. In light of 1) our historical experience of renewals often at contractual rent increases, and 2) an increased number of leases coming due in the next 5 year timeframe. Leases owned for less than one year are included based on the annualized first month’s rent.

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

Financing Strategy

Maintain Balance Sheet Strength and Liquidity: We intend to maintain a capital structure that provides the resources and financial flexibility to support the growth of our business. Our principal sources of liquidity will be our cash generated through operations, our revolving credit facility which has an undrawn capacity as of December 31, 2025 of $350 million, our ability to access the public equity markets, and our ability to access bank and private placement debt markets. Through disciplined capital spending and working capital management, we intend to maximize our cash flows and maintain our targeted balance sheet and leverage ratios.

Investment and Financing Policies

Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our assets and acquire assets with cash flow growth potential. We intend to continue to invest in both restaurant properties and, increasingly over time, other retail property types beyond the restaurant industry.

We expect that future investments in properties, including any improvements or renovations of currently owned or newly- acquired properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under our $350 million revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Our investment and financing policies and objectives are subject to change periodically at the discretion of our Board of Directors without a vote of shareholders. We also have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. On October 30, 2025, the Company terminated the prior ATM program (the "prior ATM program") and entered into a new ATM program (the "ATM program" together with the prior ATM program, the "ATM programs"), pursuant to which shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million through sales agents and forward sellers. As of December 31, 2025, we hold an investment grade rating of BBB from Fitch Ratings and an investment grade rating of Baa3 from Moody’s Investor Service.

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

Our Portfolio

At December 31, 2025, our investment portfolio included 1,303 rental properties located in 48 states, all within the continental United States. These properties were held for investment, with an aggregate leasable area of approximately 8.8 million square feet, and had a weighted average remaining lease term of 6.9 years before any lease renewals. An additional seven properties, representing the Kerrow Restaurant Operating Business, are operated by Kerrow subject to franchise agreements with Darden (“Franchise Agreements”). Two of these restaurants are subject to ground leases to third parties.

The following table summarizes the rental properties by brand as of December 31, 2025:

Brand	Number of FCPT Properties and Leasehold Interests	Total Square Feet (000s)	Annual Cash Base Rent $(000s)	% Total Cash Base Rent (1)	Avg. Rent Per Square Foot ($)	Tenant EBITDAR Coverage (2)	Lease Term Remaining (Yrs) (3)
Olive Garden	316	2,689	$83,748	31.7%	$31	6.0x	4.8
LongHorn Steakhouse	118	662	23,878	9.0%	$36	5.9x	3.6
Other Brands - Restaurant	459	2,217	77,292	29.3%	$35	3.5x	8.9
Other Brands - Retail	379	2,914	68,685	26.0%	$24	3.1x	8.4
Other Brands - Darden	31	273	10,599	4.0%	$39	3.2x	7.1
Total	1,303	8,755	$264,202	100.0%	$30	5.1x	6.9

(1)
Current scheduled minimum contractual rent as of December 31, 2025.
(2)
We have estimated Darden current quarter EBITDAR coverage using latest FCPT portfolio reported sales results for the quarter ended November 2025 and Darden brand average margins reported for the same period.
(3)
Lease term remaining is defined as the lease term weighted by the annual cash base rent.

The following table summarizes the diversification of FCPT’s lease portfolio by state as of December 31, 2025:

State	# of Leases	% of Annual Base Rent
Texas	108	10.0%
Florida	90	8.3%
Ohio	91	6.7%
Illinois	89	6.6%
Georgia	79	6.0%
Indiana	79	5.0%
Tennessee	55	5.0%
Michigan	64	3.8%
Alabama	54	3.5%
39 other states (none greater than 3%)	616	45.2%
Total	1,325	100%

Leases with Darden

The estimated annual cash rent based on current rates for the leases in place with Darden is approximately $118.2 million, with average annual rent escalations of 1.5% through December 31, 2030. Darden also entered into guaranties, pursuant to which it guaranteed the obligations of the tenants under substantially all of the leases entered into in respect of the Properties. The Properties are leased to one or more of Darden’s operating subsidiaries pursuant to the leases, which are net leases. The leases in place with Darden provide for a weighted average remaining initial term of approximately 4.8 years as of December 31, 2025, with no purchase options provided that Darden will have a right of first offer with respect to our sale of any property, if there is no default under the lease, and we will be prohibited from selling any Properties to (i) any nationally recognized casual or fine dining brand restaurant or entity operating the same or (ii) any other regionally recognized casual or fine dining brand restaurant or entity operating the same, with 25 or more units. At the option of Darden, the leases will generally allow extensions for a certain number of renewal terms of five years each beyond the initial term and Darden can elect which of our properties then subject to the leases to renew. The number and duration of the renewal terms for any given Property may vary, however, based on the initial term of the relevant lease and other factors.

Darden is currently the significant source of our revenues, and its financial condition and ability and willingness to satisfy its obligations under the leases and its willingness to renew the leases upon expiration of the initial base term thereof significantly impacts our revenues and our ability to service our indebtedness and make distributions to our shareholders. There can be no assurance that Darden will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its leases with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our shareholders. We also cannot assure you that Darden will elect to renew the lease arrangements with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can re-market the affected properties on the same or better terms. See “Risk Factors - Risks Related to Our Business - We are dependent on our major tenants successfully operating their businesses, and a failure to do so could have a material adverse effect on our business, financial position or results of operations.”

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

As of February 12, 2026, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance or liability with respect to environmental laws that management believes would have a material adverse effect on our business, financial position or results of operations.

Americans with Disabilities Act of 1990

The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenant has the primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of February 12, 2026, we have not been notified by any governmental authority of, nor is management aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial position or results of operations.

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

Human Capital Resources and Management

As of February 12, 2026, we had 496 employees, of which 451 were employed at our Kerrow Restaurant Operating Business. None of these employees are represented by a labor union.

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

For the year ended December 31, 2025, Darden and Brinker International, Inc. (“Brinker”) constituted approximately 44.7% and 6.6%, respectively, of our annual cash base rent. As a result, we are dependent on Darden and Brinker successfully operating their businesses and fulfilling their obligations to us. Their ability to do so depends, in part, on their overall performance and profitability, which are based on many factors, many of which are beyond Darden’s or Brinker’s control. Accordingly, we could be materially and adversely affected if Darden or Brinker does not operate their respective businesses successfully.

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

As of December 31, 2025, our restaurant properties include 316 Olive Garden restaurants. As a result, our success, at least in the short-term, is dependent on the continued success of the Olive Garden brand and, to a lesser extent, Darden’s other restaurant brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of the Olive Garden or other Darden brands is reduced or compromised, the value associated with Olive Garden or other Darden-branded properties in our portfolio may be adversely affected.

We are dependent on the restaurant industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

As the owner of properties serving the restaurant industry, we are impacted by the risks associated with the restaurant industry. Therefore, our success is to some degree dependent on the restaurant industry, which could be adversely affected by economic conditions in general, new or threatened policies of governmental and regulatory agencies, changes in consumer trends and preferences and other factors over which we and any of our tenants in the restaurant industry have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the restaurant business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

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

Our properties are located throughout the United States with the highest concentration located in the state of Texas, where 10.0% of our annualized base rent was derived as of December 31, 2025. An economic downturn or other adverse events or conditions such as natural disasters in these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

We intend to continue to pursue acquisitions of additional properties and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, including the cost of accessing debt or equity markets, and we may not fully realize the potential benefits of such transactions.

In 2025, we acquired 105 properties and ground leasehold interests for a total investment of $325.5 million, including capitalized transaction costs, which were added to our leasing portfolio. We intend to continue to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities, including, but not limited to, continuing to expand our tenant base to third parties other than Darden and acquiring non-restaurant properties. Accordingly, we may often be engaged in evaluating potential transactions, potential new tenants and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In addition, properties we acquire may be leased to unrated tenants, and the tools we use to measure credit quality may not be accurate. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.

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

A sustained or further increase in inflation could have a negative impact on variable-rate debt we and our tenants currently have or that we or our tenants may incur in the future. Our leases typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation on our results of operations. As of December 31, 2025, we had $590 million of variable-rate debt, excluding the impact of interest rates swaps in effect. In addition, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. We have entered into interest rate swaps to effectively fix $560 million of our variable-rate indebtedness, and we may enter into other hedging transactions.

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

Additionally, while our leases typically contain provisions, such as rent escalators, designed to mitigate the adverse impact of inflation on our results of operations, the increases in rent provided by many of our leases may not keep up with the rate of inflation. Although our properties have an average annual rent escalation of 1.5%1 through December 31, 2030, the impact of the current rate of inflation may not be adequately offset by some of our rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

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

We derive substantially all of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. At any time, our tenants may experience a downturn in their respective businesses that may significantly weaken their financial condition, particularly during periods of economic uncertainty or as a result of new or threatened policies of governmental and regulatory agencies. As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of restaurants or declare bankruptcy. Any of these actions could result in the loss of rental income attributable to the terminated leases and write-downs of certain of our assets. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition.

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

1 Previously, annual rent escalation was calculated assuming expiring leases remained flat. In light of 1) our historical experience of renewals often at contractual rent increases, and 2) an increased number of leases coming due in the next 5 year timeframe. Leases owned for less than one year are included based on the annualized first month’s rent.

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

Properties in our leasing portfolio and the Kerrow Restaurant Operating Business are located in 48 states, and if one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.

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

We may be required to expend significant financial resources to protect against or respond to such breaches. Techniques used to breach security change frequently, and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. In addition, the risk of a security breach or disruption, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, especially given the use of more advanced hacking tools and techniques and use of artificial intelligence that can circumvent controls, evade detection and even remove forensic evidence. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. As we provide assurances to our tenants that we provide a high level of security, if an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose current and potential tenants, and such a breach could be harmful to our brand and reputation. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.

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

We have entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement (the "Amended Loan Agreement"), which amended and restated the Loan Agreement (as defined below). The Amended Loan Agreement provides for borrowings of up to $940 million and consists of (1) a revolving credit facility in an aggregate principal amount of $350 million and (2) a term loan facility in an aggregate principal amount of $590 million comprised of (i) a $100 million term credit facility with a maturity date of November 9, 2026 (the "Term Loan A-2 Facility"), (ii) a $90 million term credit facility with a maturity date of February 1, 2027, (iii) a $85 million term credit facility with a maturity date of March 14, 2027 (the "Term Loan A-5 Facility"), (iv) a $90 million term credit facility with a maturity date of February 1, 2028, and (v) a $225 million term credit facility with a maturity date of February 1, 2029 (the "Term Loan A-1 Facility"). No amortization payments are required on the term loan prior to the maturity date. We have the option to extend the maturity date of the revolving credit facility for up to two six month periods, subject to the payment of an extension fee of 0.0625% on the aggregate amount of the then-outstanding revolving commitment. We have the option to extend the maturity date of each of the Term Loan A-1 Facility and the Term Loan A-2 Facility by one year, subject to the payment of an extension fee of 0.125% on the then-outstanding principal amount of term loans under the Term Loan A-1 Facility and the Term Loan A-2 Facility, as applicable. We have the option to extend the maturity date of the Term Loan A-5 Facility by one year, subject to the payment of an extension fee of 0.15% on the then-outstanding principal amount of term loans under the Term Loan A-5 Facility. In addition, the Amended Loan Agreement contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $450 million, subject to certain conditions. As of December 31, 2025, the term loan facility is fully drawn and the undrawn revolving credit facility had $350 million remaining capacity.

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

In addition, we are required to comply with the following financial covenants: (1) total indebtedness to consolidated capitalization value not to exceed 60%; (2) mortgage-secured leverage ratio not to exceed 40%; (3) minimum fixed charge coverage ratio of 1.50 to 1.00; (4) maximum unencumbered leverage ratio not to exceed 60%; and (5) minimum unencumbered interest coverage ratio of 1.75 to 1.00. As of December 31, 2025, we are in compliance with our existing financial covenants.

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

As of December 31, 2025, our $940 million Loan Agreement bore interest at a variable rate on any amount drawn and outstanding, and borrowings under the Amended Loan Agreement bear interest at a variable rate. As of December 31, 2025, $590 million was outstanding under the Loan Agreement. We may borrow additional amounts on the revolving credit facility under the Amended Loan Agreement or incur additional variable rate debt in the future, including through the exercise of the accordion feature pursuant to the Amended Loan Agreement. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase our interest costs for any new debt and our variable rate debt obligations pursuant to the Amended Loan Agreement, which could, in turn, make the financing of any acquisition more expensive as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay to lease our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Furthermore, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected.

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

As a result of his former positions with Darden, Mr. Lenehan owns common stock, including restricted stock, in both Darden and FCPT. In addition, there is no restriction on our executive officers and directors acquiring Darden common stock in the future, and, therefore, this ownership of common stock of both Darden and FCPT may be significant. Equity interests in Darden may create, or appear to create, conflicts of interest when any such director or executive officer is faced with decisions that could benefit or affect the equity holders of Darden in ways that do not benefit or affect us in the same manner. As of December 31, 2025, no other executive officer or director of FCPT owns common stock of Darden.

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

Our current dividend rate is $0.3665 per share per quarter and $1.4315 per share over the last four quarters. We may pay a portion of our dividends in common stock. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Dividends will be authorized by our Board of Directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.

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

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by non-REIT “C” corporations to certain non-corporate U.S. stockholders is currently 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not qualified dividends. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), non-corporate U.S. stockholders generally may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, which permanently extended certain provisions originally enacted under the TCJA. These extensions include the permanent allowance of the 20% deduction for “qualified REIT dividends” for non-corporate U.S. stockholders. For non-corporate U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective U.S. federal income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by “C” corporations. This does not adversely affect the taxation of REITs; however, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT “C” corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, no more than 25% of the value of our total assets can be represented by securities of one or more TRSs no more than 25% of the value of our total assets can be represented by securities of one or more TRSs (20% for taxable years beginning after December 31, 2017 and before January 1, 2026) and no more than 25% of the value of our assets can be represented by certain debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within thirty days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the ticker symbol “FCPT” since November 10, 2015.

Dividends

The following table presents the characterizations for tax purposes of such common stock dividends for the year ended December 31, 2025.

Record Date	Payment Date	Total Distribution ($ per share)	Form 1099 Box 1a Ordinary Taxable Dividend ($ per share)	Form 1099 Box 1b Qualified Taxable Dividend ($ per share)	Form 1099 Box 3 Return of Capital ($ per share)	Form 1099 Box 5 Section 199A Dividends ($ per share)
12/31/2024	1/15/2025	$0.3550	$0.3371	$—	$0.0179	$0.3371
3/31/2025	4/15/2025	0.3550	0.3371	—	0.0179	0.3371
6/30/2025	7/15/2025	0.3550	0.3371	—	0.0179	0.3371
9/30/2025	10/15/2025	0.3550	0.3371	—	0.0179	0.3371
Totals		$1.4200	$1.3484	$—	$0.0716	$1.3484

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

Holders

As of February 12, 2026, there were approximately 4,826 registered holders of record of our common stock.

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

Overview

We are a Maryland corporation and a real estate investment trust (“REIT”) which owns, acquires and leases properties for use in the restaurant and retail industries. Substantially all of our business is conducted through Four Corners Operating Partnership, LP (“FCPT OP”), a Delaware limited partnership of which we are a majority limited partner and our wholly owned subsidiary, Four Corners GP, LLC (“FCPT GP”), is its sole general partner. We believe that we have operated in conformity with the requirements for qualification and taxation as a REIT for the taxable year ended December 31, 2025, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT.

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

In 2025, FCPT engaged in various real estate transactions for a total investment of $325.5 million, including capitalized transaction costs. Pursuant to these transactions, we acquired 105 properties and ground leaseholds, aggregating 713.9 thousand square feet, and representing 35 brands, including Chuy's, Crash Champions, Hawaiian Bros, Little Caesar's, Mission Pet Health, and United Rentals.

As of December 31, 2025, our lease portfolio had the following characteristics:

•
1,303 properties located in 48 states and representing an aggregate leasable area of 8.8 million square feet;
•
99.6% occupancy (based on leasable square footage);
•
An average remaining lease term of 6.9 years (weighted by annualized base rent);
•
An average annual rent escalation of 1.5% 1 through December 31, 2030 (weighted by annualized base rent); and
•
99.8% of the contractual base rent collected for the year ended December 31, 2025.

1 Previously, annual rent escalation was calculated assuming expiring leases remained flat. In light of 1) our historical experience of renewals often at contractual rent increases, and 2) an increased number of leases coming due in the next 5 year timeframe. Leases owned for less than one year are included based on the annualized first month’s rent.

The results of operations for the accompanying consolidated financial statements discussed below are derived from our consolidated statements of comprehensive income (“Comprehensive Income Statement”) found elsewhere in this Annual Report on Form 10-K. The following discussion includes the results of our continuing operations as summarized in the table below.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues:
Rental	$262,648	$237,134	$219,881
Restaurant	31,484	30,939	30,725
Total revenues	294,132	268,073	250,606
Operating expenses:
General and administrative	26,843	23,789	22,680
Depreciation and amortization	60,424	54,514	50,731
Property	13,559	11,575	11,550
Restaurant	29,442	29,024	28,707
Total operating expenses	130,268	118,902	113,668
Interest expense	(51,873)	(49,231)	(44,606)
Other income, net	800	963	919
Realized gain on sale, net	—	—	2,341
Income tax expense	(303)	(308)	(130)
Net income	112,488	100,595	95,462
Net income attributable to noncontrolling interest	(124)	(122)	(122)
Net Income Available to Common Shareholders	$112,364	$100,473	$95,340

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

In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Real Estate Operations

Rental Revenue

Rental revenue increased $25.5 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. This change is due to recognizing a full year of revenue in 2025 from the 87 properties acquired in 2024, and the acquisition of 105 properties and ground leaseholds in 2025. During the year ended December 31, 2025, we recognized costs paid by the lessor and reimbursed by the lessees within rental revenue of $11.0 million, compared to $9.5 million during the year ended December 31, 2024. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any. During the year ended December 31, 2025, amortization of above and below market rents, and lease incentives decreased rental revenue by $1.9 million, compared to $2.1 million for the year ended December 31, 2024.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expense increased $3.1 million in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a $2.7 million increase in cash compensation-related expenses and non-cash stock compensation expenses stemming from a higher head count and benefits costs, as well as increased professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization expense increased by approximately $5.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to the acquisition of 105 properties in 2025, and the depreciation on 87 properties acquired in 2024 that incurred a full year of depreciation. In addition, we recorded an impairment of $827 thousand in 2025 to depreciation and amortization expense for the write-down of a single property.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the year ended December 31, 2025, we recorded property expenses of $13.6 million, of which $11.0 million was reimbursed by tenants. During the year ended December 31, 2024, we recorded property expenses of $11.6 million, of which $9.5 million was reimbursed by tenants.

Interest Expense

We incur interest expense on our $590 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior unsecured fixed rate notes.

Interest expense increased by approximately $2.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This was primarily due to the net increase in term loans of $75 million in January 2025, which was partially offset by lower utilization of the revolving credit facility.

Interest expense, excluding deferred financing costs, on the $590 million of term loans and the interest rate swaps we entered into to hedge the variability associated with the term loans was $22.4 million and $19.1 million for the years ended December 31, 2025 and 2024, respectively. This interest expense includes the reclassification of other comprehensive income into interest expense. Interest expense and fees on our revolving credit facility was $1.0 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

Amortization of the term loan and revolving credit facility deferred financing costs was $2.5 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively. Amortization of the senior unsecured notes deferred financing costs was $0.7 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

For additional information on the Company’s debt instruments, see “Liquidity and Financial Condition” below.

Income Taxes

During the years ended December 31, 2025 and 2024, income tax expense on real estate operations was $329 thousand and $308 thousand, respectively. Income tax expense on real estate operations consists of state and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to increase.

Restaurant Operations

Restaurant revenues increased approximately $0.5 million in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to higher net pricing, partially offset by less foot traffic as a result of city construction projects outside two locations.

Total restaurant expenses increased approximately $0.4 million in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to staffing turnover.

During the year ended December 31, 2025, the Company recorded an income tax benefit of $26 thousand at the Kerrow Restaurant Operating Business, compared to an income tax expense of $1 thousand for the year ended December 31, 2024, primarily due to return to provision adjustments

Critical Accounting Policies and Estimates

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

Real Estate Investments, Net

Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives using the straight-line method. Leasehold improvements, which are reflected on our Consolidated Balance Sheets as a component of buildings, within land, buildings and equipment, net, are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in our accompanying consolidated statements of income (“Consolidated Income Statement”).

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

Liquidity and Financial Condition

At December 31, 2025, we had $12.1 million of cash and cash equivalents and $350 million of borrowing capacity under our revolving credit facility. The revolving credit facility provides for a letter of credit sub-limit of $25 million. As of February 12, 2026, we had $350 million of borrowing capacity under the revolving credit facility. See Term Loan and Revolving Credit Facility below for additional information.

Debt Instruments

At December 31, 2025, our debt consisted of $590 million of non-amortizing term loans, no outstanding borrowings under the revolving credit facility, and $625 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP. At December 31, 2024, our debt consisted of $515 million of non-amortizing term loans, $5 million in outstanding borrowings under the revolving credit facility, and $625 million aggregate principal amount of senior unsecured fixed rate notes issued by FCPT OP.

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

The Credit Agreement provides for borrowings up to $940 million, consisting of (1) a revolving credit facility in an aggregate principal amount of $350 million and term loans in an aggregate principal amount of $590 million comprised of (i) a $100 million term loan with a maturity date of November 9, 2026 (the "Term Loan A-2 Facility"), (ii) a $90 million term loan with a maturity date of February 1, 2027 (the "Term Loan A-3 Facility"), (iii) an $85 million term loan with a maturity date of March 14, 2027 (the "Term Loan A-5 Facility"), (iv) a $90 million term loan with a maturity date of February 1, 2028 (the "Term Loan A-4 Facility"), and (v) a $225 million term loan with a maturity date of February 1, 2029 (the "Term Loan A-1 Facility"). No amortization payments are required on the term loan prior to the maturity date. FCPT OP has the option to extend the maturity date of the revolving credit facility for up to two six month periods, subject to the payment of an extension fee of 0.0625% on the aggregate amount of the then-outstanding revolving commitment. FCPT OP has the option to extend the maturity date of each of the Term Loan A-1 Facility and the Term Loan A-2 Facility by one year, subject to the payment of an extension fee of 0.125% on the then-outstanding principal amount of term loans under the Term Loan A-1 Facility and the Term Loan A-2 Facility, as applicable. FCPT OP has the option to extend the maturity date of the Term Loan A-5 Facility by one year, subject to the payment of an extension fee of 0.15% on the then-outstanding principal amount of term loans under the Term Loan A-5 Facility. The Credit Agreement is a syndicated credit facility that contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $450 million, subject to certain conditions. Amounts owed under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which SOFR rate election is in effect.

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

At December 31, 2025 and 2024, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 4.00% and 3.84%, respectively. At December 31, 2025 there were no outstanding borrowings under the revolving credit facility and no outstanding letters of credit. At December 31, 2024, there were outstanding borrowings of $5 million under the revolving credit facility and no outstanding letters of credit.

We have entered into the following interest rate swaps to hedge the interest rate variability associated with the Loan Agreement as of December 31, 2025. These hedging agreements were entered into to mitigate the interest rate risk inherent in FCPT OP’s variable rate debt and not for trading purposes. These swaps are accounted for as cash flow hedges with all interest income and expense recorded as a component of net income and other valuation changes recorded as a component of other comprehensive income. The following table presents the swaps held as of December 31, 2025.

Product	Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
Swap	25,000	3/9/2023	11/9/2026	4.12%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2023	11/9/2026	3.65%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2023	11/9/2028	4.25%	Daily Simple SOFR + 10 bps
Swap	25,000	11/13/2023	11/9/2028	4.42%	Daily Simple SOFR + 10 bps
Swap	25,000	4/9/2024	4/9/2029	4.04%	Daily Simple SOFR + 10 bps
Swap	30,000	4/9/2024	4/9/2029	3.91%	Daily Simple SOFR + 10 bps
Swap	30,000	4/9/2024	4/9/2029	3.88%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2024	11/9/2029	3.97%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.81%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.80%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.09%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	3/19/2025	3/9/2030	3.79%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	7/9/2025	11/9/2027	3.55%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2027	1.48%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2027	1.54%	Daily Simple SOFR + 10 bps
Swap	25,000	11/10/2025	11/9/2028	2.25%	1 month Term SOFR
Swap	50,000	11/10/2025	11/9/2028	1.49%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2028	2.02%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	11/9/2026	11/9/2030	3.75%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	11/9/2026	11/9/2031	3.87%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	11/9/2027	11/9/2029	3.51%	Daily Simple SOFR + 10 bps
Swap(1)	25,000	11/9/2027	11/9/2029	3.39%	Daily Simple SOFR + 10 bps
(1)
During 2025, we entered into these interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility

The Company also enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt.

The Company has issued the following $625 million of senior unsecured fixed rate notes (together, the “Notes”) in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	December 31, 2025
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Senior Unsecured Fixed Rate Notes			$625,000

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

We have an effective shelf registration statement on file with the SEC under which we may issue equity financing through the instruments and on the terms most attractive to us at such time. On October 30, 2025, the Company entered into a new ATM program (the "ATM program"), pursuant to which shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million may be offered and sold (1) by the Company to, or through, a consortium of banks acting as its sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, by privately negotiated transactions (including block sales) or by any other methods permitted by applicable law. The ATM program replaces the Company's previous $500.0 million ATM program (the "prior ATM program" and, together with the ATM program, the "ATM programs"), which was established in September 2024, under which the Company had sold shares of its common stock having an aggregate gross sales price of $291.8 million through October 30, 2025. In connection with the Company’s ATM programs, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.

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

During 2025, the Company had the following activity under its ATM programs, the net proceeds of which were employed to fund acquisitions and for general corporate purposes.

Year Ended December 31, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	6,108,008	$28.27	n/a	n/a
Physically settled forward sale agreements	8,199,285	$27.95	$27.47	$225,235
Total shares sold and issued under the ATM programs	8,199,285	$27.95	$27.47	$225,235
(1)
net proceeds, after sales commissions and offering expenses

At December 31, 2025, the Company had outstanding forward sale agreement to sell 1,439,298 shares of common stock at a weighted average sales price of $28.16 before sales commission and offering expenses.

As of December 31, 2025, there was $500.0 million available for issuance under the ATM program.

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

Supplemental Financial Measures

The following table presents a reconciliation of GAAP net income to Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”).

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024	2023
Net income	$112,488	$100,595	$95,462
Depreciation and amortization	59,382	54,372	50,592
Realized gain on sales of real estate	—	—	(2,341)
Provision for impairment	827	—	—
Funds from Operations (FFO) (as defined by NAREIT)	$172,697	$154,967	$143,713
Straight-line rent adjustment	(3,203)	(3,810)	(5,523)
Deferred income tax benefit (1)	(231)	(200)	(259)
Stock-based compensation expense	8,854	6,987	6,271
Non-cash amortization of deferred financing costs	3,158	2,597	2,311
Non-real estate investment depreciation	215	142	139
Amortization of above and below market leases, net	1,923	2,072	2,061
Adjusted Funds from Operations (AFFO)	$183,413	$162,755	$148,713
Fully diluted shares outstanding (2)	103,063,176	94,179,057	88,861,587
FFO per diluted share and OP unit	$1.68	$1.65	$1.62
AFFO per diluted share and OP unit	$1.78	$1.73	$1.67

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

1.
Straight-line rent revenue adjustment
2.
Non-cash expense (income) adjustments related to deferred tax benefits
3.
Stock-based compensation expense
4.
Non-cash amortization of deferred financing costs
5.
Non-real estate investment depreciation
6.
Other non-cash revenue adjustments, including amortization of above and below market leases and lease incentives
7.
Transaction costs incurred in connection with business combinations
8.
Merger, restructuring and other related costs
9.
Other non-cash interest expense (income)
10.
Non-real estate impairment charges
11.
Amortization of capitalized leasing costs
12.
Debt extinguishment gains and losses

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks, especially interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our revolving credit facility. We consider certain risks associated with the use of variable rate debt, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.” The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2025, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases).

As of December 31, 2025, $625 million of our total indebtedness consisted of senior unsecured fixed rated notes. The remaining $590 million of our total indebtedness consisted of three to five-year variable-rate obligations for which we have entered into swaps that effectively fix $560 million through November 2027, and outstanding borrowings on the revolving credit facility. We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. We consider certain risks associated with the use of derivative instruments, including those described under “Item 1A. Risk Factors - Risks Related to Our Business - Hedging transactions could have a negative effect on our results of operations.”

Due to the fixed rate nature of $1.19 billion of our indebtedness and the hedging transactions described above, a hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2025.

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

Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management concluded that, as of December 31, 2025 our internal control over financial reporting is effective at a reasonable assurance level.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Four Corners Property Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Four Corners Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III - schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of impairment of long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Company is required to test their long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s long-lived assets primarily consist of its real estate investment and the related intangible real estate assets, net of accumulated depreciation and amortization, which had a balance of $2.8 billion as of December 31, 2025.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s impairment process, which included the identification and evaluation of the hold period over which the Company expects to own long-lived assets. We obtained written representations from management regarding the status of potential plans to dispose of long-lived assets. We also read board of directors meeting minutes, inspected other internal documentation such as strategic plans and property marketing information, and inquired of members of management involved in the identification and approval of long- lived asset sales to assess the estimated hold period the Company expects to own the long-lived assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

San Francisco, California

February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Four Corners Property Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Four Corners Property Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III - schedule of real estate assets and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

San Francisco, California

February 12, 2026

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Real estate investments:
Land	$1,499,059	$1,360,772
Buildings, equipment and improvements	1,998,573	1,837,872
Total real estate investments	3,497,632	3,198,644
Less: Accumulated depreciation	(816,992)	(775,505)
Real estate investments, net	2,680,640	2,423,139
Intangible real estate assets, net	129,371	123,613
Total real estate investments and intangible real estate assets, net	2,810,011	2,546,752
Cash and cash equivalents	12,144	4,081
Straight-line rent adjustment	71,765	68,562
Derivative assets	9,385	20,733
Deferred tax assets	1,679	1,448
Other assets	15,742	11,450
Total Assets	$2,920,726	$2,653,026
LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$581,880	$516,250
Senior unsecured notes, net of deferred financing costs	622,291	621,639
Dividends payable	39,567	35,358
Rent received in advance	17,939	6,738
Derivative liabilities	5,055	473
Other liabilities	24,155	21,778
Total liabilities	1,290,887	1,202,236
Equity:
Preferred stock, par value $0.0001 per share, 25,000,000 authorized, zero shares issued and outstanding.	$—	$—
Common stock, $0.0001 par value per share, 500,000,000 shares authorized, 108,188,605 and 99,825,119 shares issued and outstanding, respectively	11	10
Additional paid-in capital	1,713,606	1,482,698
Accumulated deficit	(93,555)	(57,729)
Accumulated other comprehensive income	7,665	23,633
Noncontrolling interest	2,112	2,178
Total equity	1,629,839	1,450,790
Total Liabilities and Equity	$2,920,726	$2,653,026

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental	$262,648	$237,134	$219,881
Restaurant	31,484	30,939	30,725
Total revenues	294,132	268,073	250,606
Operating expenses:
General and administrative	26,843	23,789	22,680
Depreciation and amortization	60,424	54,514	50,731
Property	13,559	11,575	11,550
Restaurant	29,442	29,024	28,707
Total operating expenses	130,268	118,902	113,668
Interest expense	(51,873)	(49,231)	(44,606)
Other income, net	800	963	919
Realized gain on sale, net	—	—	2,341
Income tax expense	(303)	(308)	(130)
Net income	112,488	100,595	95,462
Net income attributable to noncontrolling interest	(124)	(122)	(122)
Net Income Available to Common Shareholders	$112,364	$100,473	$95,340

Basic net income per share:	$1.09	$1.07	$1.08
Diluted net income per share:	$1.09	$1.07	$1.07
Weighted average number of common shares outstanding:
Basic	102,691,563	93,643,129	88,526,343
Diluted	102,948,617	94,064,498	88,747,028
Dividends declared per common share outstanding	$1.4315	$1.3900	$1.3650

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$112,488	$100,595	$95,462
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments	(6,941)	14,306	1,795
Reclassification adjustment of derivative instruments included in net income	(9,053)	(12,648)	(10,773)
Other comprehensive income (loss)	(15,994)	1,658	(8,978)
Comprehensive income	96,494	102,253	86,484
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	124	122	122
Other comprehensive income (loss) attributable to noncontrolling interest	(26)	2	(11)
Comprehensive income attributable to noncontrolling interest	98	124	111
Comprehensive Income Attributable to Common Shareholders	$96,396	$102,129	$86,373

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2022	85,637,293	$9	$1,104,522	$576	$30,944	$2,259	$1,138,310
Net income	—	—	—	95,340	—	122	95,462
Realized and unrealized gain on derivative instruments	—	—	—	—	(8,967)	(11)	(8,978)
Dividends paid and declared on common stock	—	—	—	(122,192)	—	(157)	(122,349)
ATM proceeds, net of issuance costs	5,805,334	—	153,404	—	—	—	153,404
Stock-based compensation, net	174,850	—	4,014	—	—	—	4,014
Balance at December 31, 2023	91,617,477	9	1,261,940	(26,276)	21,977	2,213	1,259,863
Net income	—	—	—	100,473	—	122	100,595
Realized and unrealized loss on derivative instruments	—	—	—	—	1,656	2	1,658
Dividends paid and declared on common stock	—	—	—	(131,926)	—	(159)	(132,085)
ATM proceeds, net of issuance costs	8,109,165	1	215,910	—	—	—	215,911
Stock-based compensation, net	98,477	—	4,848	—	—	—	4,848
Balance at December 31, 2024	99,825,119	10	1,482,698	(57,729)	23,633	2,178	1,450,790
Net income	—	—	—	112,364	—	124	112,488
Realized and unrealized loss on derivative instruments	—	—	—	—	(15,968)	(26)	(15,994)
Dividends paid and declared on common stock	—	—	—	(148,190)	—	(164)	(148,354)
ATM proceeds, net of issuance costs	8,199,285	1	225,234	—	—	—	225,235
Stock-based compensation, net	164,201	—	5,674	—	—	—	5,674
Balance at December 31, 2025	108,188,605	$11	$1,713,606	$(93,555)	$7,665	$2,112	$1,629,839

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows - operating activities
Net income	$112,488	$100,595	$95,462
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	59,597	54,514	50,731
Impairment of long-lived assets	827	—	—
Gain on disposal of land, building, and equipment	—	—	(2,341)
Non-cash revenue adjustments	1,923	2,072	2,061
Amortization of financing costs	3,158	2,597	2,311
Stock-based compensation expense	8,854	6,987	6,271
Deferred income taxes	(231)	(200)	(259)
Changes in assets and liabilities:
Derivative assets and liabilities	(64)	(618)	8,305
Straight-line rent adjustment	(3,203)	(3,810)	(5,523)
Rent received in advance	11,201	(7,571)	2,599
Intangible assets (lease incentives)	(97)	(1,624)	(1,234)
Other assets and liabilities	(2,172)	(8,837)	6,722
Net cash provided by operating activities	192,281	144,105	165,105
Cash flows - investing activities
Purchases of real estate investments	(325,500)	(273,016)	(341,066)
Proceeds from sale of real estate investments	—	—	27,765
Other	250	100	508
Net cash used in investing activities	(325,250)	(272,916)	(312,793)
Cash flows - financing activities
Proceeds from ATM equity issuance, net of issuance costs	225,234	215,911	153,404
Proceeds from issuance of senior notes	—	—	100,000
Repayment of senior notes	—	(50,000)	—
Proceeds from term loan borrowing	75,000	85,000	—
Payment of deferred financing costs	(6,877)	(1,397)	(1,098)
Proceeds from revolving credit facility	187,000	217,000	145,000
Repayment of revolving credit facility	(192,000)	(228,000)	(129,000)
Payment of dividend to shareholders	(143,981)	(128,107)	(119,717)
Distribution to non-controlling interests	(164)	(159)	(157)
Shares withheld for taxes upon vesting	(3,180)	(2,139)	(2,257)
Net cash provided by financing activities	141,032	108,109	146,175
Net increase (decrease) in cash and cash equivalents, including restricted cash	8,063	(20,702)	(1,513)
Cash and cash equivalents, including restricted cash, beginning of year	4,081	24,783	26,296
Cash and cash equivalents, including restricted cash, ending of year	$12,144	$4,081	$24,783
Supplemental disclosures:
Interest paid	$57,937	$59,148	$49,489
Operating lease payments received (lessor)	249,425	225,418	207,333
Operating lease payments remitted (lessee)	794	926	905
Non - cash investing and financing activities:
Dividends declared but not paid	$39,567	$35,358	$31,539
Change in fair value of derivative instruments	$(15,930)	$2,276	$(17,283)

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

The Company was incorporated in Maryland in July 2015. The Company was formed as a wholly owned subsidiary of Darden Restaurants, Inc. ("Darden") and became an independent publicly traded company four months later following the completion of its separation from Darden in November 2015.

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

Real Estate Investments, Net

Real estate investments, net are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to fifty-five years using the straight-line method. Leasehold improvements, which are reflected on our Consolidated Balance Sheets as a component of buildings, equipment, and improvements, net, are amortized over the lesser of the non-cancelable lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to fifteen years also using the straight-line method. Real estate development and construction costs for newly constructed restaurants are capitalized in the period in which they are incurred. Gains and losses on the disposal of land, buildings and equipment are included in realized gain on sale, net in our accompanying Consolidated Statements of Income (“Consolidated Income Statements”).

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

Acquisition of Real Estate

The Company evaluates acquisitions to determine whether transactions should be accounted for as asset acquisitions or business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01, "Clarifying the Definition of a Business." The Company has determined the land, building, site improvements, and in-places leases (if any) of assets acquired were each single assets as the building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. Additionally, the Company has not acquired a substantive process used to generate outputs. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset and there were no processes acquired, the acquisitions do not qualify as businesses and are accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful lives of the acquired assets.

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

During the year ended December 31, 2025, we recorded an impairment expense of $0.8 million. During the years ended December 31, 2024 and 2023, we did not record provisions for impairment.

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

Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at December 31, 2025 or 2024.

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

		December 31,
(In thousands)	2025	2024	2023
Cash and cash equivalents	$12,144	$4,081	$16,322
Restricted cash (included in Other assets)	—	—	8,461
Total Cash, Cash Equivalents, and Restricted Cash	$12,144	$4,081	$24,783

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

For leases where Company is the lessor, we determine the classification upon commencement. At December 31, 2025, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. The Company expenses certain initial direct costs that are not incremental in obtaining a lease.

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

In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible real estate assets, net, on our Consolidated Balance Sheets. During the years ended December 31, 2025 and 2024, the Company paid lease incentives of $0.1 million and $1.6 million, respectively, to tenants.

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

Restaurant revenue

Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At December 31, 2025 and 2024, credit card receivables, included in other assets, totaled $433 thousand and $239 thousand, respectively. We recognize sales from our gift cards when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

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

See Note 10 - Equity for additional information.

Noncontrolling Interest

Noncontrolling interest represents the aggregate limited partnership interests in FCPT OP held by third parties. In accordance with GAAP, the noncontrolling interest of FCPT OP is shown as a component of equity on our Consolidated Balance Sheets, and the portion of income allocable to third parties is shown as net income attributable to noncontrolling interests in our Consolidated Income Statements and consolidated statements of comprehensive income (“Comprehensive Income Statement”). The Company follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Accordingly, the Company has determined that the common OP units meet the requirements to be classified as permanent equity. A reconciliation of equity attributable to noncontrolling interest is disclosed in our Consolidated Statements of Changes in Equity.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign) among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We adopted this guidance for the annual period ending December 31, 2025 on a retrospective basis. We updated our income tax disclosures to comply with the requirements. The adoption of the standard did not have an impact on our financial position, results of operations, or liquidity.

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

NOTE 3 – CONCENTRATION OF CREDIT RISK

Our tenant base and the restaurant brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 44.7% of the scheduled base rents. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

We are also subject to concentration risk in terms of restaurant brands that occupy our properties. With 316 locations in our portfolio, Olive Garden branded restaurants comprise approximately 23.8% of our properties and approximately 31.7% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 48 states with lease revenue concentrations of at least 10% in one state: Texas (10.0%).

We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2025, our net exposure to risk related to amounts due to us on our derivative instruments totaling $4.3 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $350 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET

Real Estate Investments

Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business is summarized as follows:

	December 31,
(In thousands)	2025	2024
Land	$1,499,059	$1,360,772
Buildings and improvements	1,862,630	1,701,522
Equipment	135,943	136,350
Total gross real estate investments	3,497,632	3,198,644
Less: accumulated depreciation	(816,992)	(775,505)
Real estate investments, net	2,680,640	2,423,139
Intangible real estate assets, net	129,371	123,613
Total Real Estate Investments and Intangible Real Estate Assets, Net	$2,810,011	$2,546,752

During the year ended December 31, 2025, the Company invested $325.5 million, including transaction costs, in 105 properties located in twenty-eight states, and allocated the investment as follows: $138.4 million to land, $162.0 million to buildings and improvements, and $25.0 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 12.2 years as of December 31, 2025. During the year ended December 31, 2025, no properties were sold.

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

	December 31,
(In thousands)	2025	2024
Acquired in-place lease intangibles	$184,508	$159,693
Finance lease - right of use assets	14,040	14,040
Above-market leases	13,821	13,821
Lease incentives	10,205	10,108
Tenant improvements intangible	3,605	3,605
Direct lease cost	923	702
Total	227,102	201,969
Less: accumulated amortization	(97,731)	(78,356)
Intangible Real Estate Assets, Net	$129,371	$123,613

	December 31,
(In thousands)	2025	2024
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,825)	(1,621)
Intangible Real Estate Liabilities, Net	$785	$989

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $17.2 million, $17.1 million, and $16.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. The value of above-market and below-market leases amortized as a net adjustment to revenue was $1.0 million, $1.2 million, and $1.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. The value of lease incentives amortized as a decrease to revenue was $825 thousand, $838 thousand, and $694 thousand for the years ended December 31, 2025, 2024, and 2023, respectively.

At December 31, 2025, the total weighted average amortization period remaining for our intangible real estate assets and liabilities was 8.7 years, and the individual weighted average amortization period remaining for acquired in-place lease intangibles, above-market leases, below-market leases, lease incentive, and tenant improvement intangible was 8.5 years, 5.9 years, 10.4 years, 10.3 years and 13.2 years, respectively.

Amortization of Lease Intangibles

The following table presents the estimated net impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held in investment.

(In thousands)	December 31,
2026	$18,518
2027	16,137
2028	13,598
2029	11,319
2030	9,165
Thereafter	38,427
Total Future Amortization	$107,164

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

Operating Lease Liability

Maturities of operating lease liabilities were as follows:

(In thousands)	December 31,
2026	$721
2027	743
2028	755
2029	768
2030	626
Thereafter	3,793
Total Payments	7,406
Less: Interest	(1,788)
Operating Lease Liability	$5,618

The weighted-average discount rate for operating leases at December 31, 2025 was 4.69%. The weighted-average remaining lease term was 12.4 years.

Rent expense was $902 thousand, $918 thousand, and $910 thousand for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The following table shows the components of rental revenue.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Lease revenue - operating leases	$251,681	$227,588	$210,433
Variable lease revenue (tenant reimbursements)	10,967	9,546	9,448
Total Rental Revenue	$262,648	$237,134	$219,881

Future Minimum Lease Payments to be Received

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	December 31,
2026	$265,184
2027	259,714
2028	233,829
2029	207,316
2030	180,585
Thereafter	852,398
Total Future Minimum Lease Payments to be Received	$1,999,026

Ground Leases as Lessee

As of December 31, 2025 and 2024, the Company had finance ground lease assets aggregating $13.9 million and $13.9 million, respectively. These assets are included in intangible real estate assets, net on the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms of 58 years to 93 years. All but two of these leases have options to extend the lease terms for additional 99 years terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was 88 years at December 31, 2025.

NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS

At December 31, 2025, our debt consisted of (1) $590 million of non-amortizing term loans and (2) $625 million of senior unsecured fixed rate notes. At December 31, 2024, our debt consisted of (1) $515 million of non-amortizing term loans and (2) $625 million of senior unsecured fixed rate notes. There were no outstanding borrowings under the revolving credit facility at December 31, 2025. The outstanding borrowings under the revolving credit facility were $5 million at December 31, 2024. At December 31, 2025 and 2024, there were no outstanding letters of credit. At December 31, 2025, we had $350 million of borrowing capacity under the revolving credit facility. The revolving credit facility will mature on February 1, 2029 with two six-month extension options. The weighted average interest rate on the term loans before consideration of the interest rate hedges described in Note 7 - Derivative Financial Instruments was 4.74% and 5.62% at December 31, 2025 and 2024, respectively. The weighted average interest rate on the revolving credit facility was 4.73% and 5.46% at December 31, 2025 and 2024, respectively.

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

The Credit Agreement provides for borrowings up to $940 million, consisting of (1) a revolving credit facility in an aggregate principal amount of $350 million and term loans in an aggregate principal amount of $590 million comprised of (i) a $100 million term loan with a maturity date of November 9, 2026 (the "Term Loan A-2 Facility"), (ii) a $90 million term loan with a maturity date of February 1, 2027 (the "Term Loan A-3 Facility"), (iii) an $85 million term loan with a maturity date of March 14, 2027 (the "Term Loan A-5 Facility"), (iv) a $90 million term loan with a maturity date of February 1, 2028 (the "Term Loan A-4 Facility"), and (v) a $225 million term loan with a maturity date of February 1, 2029 (the "Term Loan A-1 Facility"). No amortization payments are required on the term loan prior to the maturity date. FCPT OP has the option to extend the maturity date of the revolving credit facility for up to two six month periods, subject to the payment of an extension fee of 0.0625% on the aggregate amount of the then-outstanding revolving commitment. FCPT OP has the option to extend the maturity date of each of the Term Loan A-1 Facility and the Term Loan A-2 Facility by one year, subject to the payment of an extension fee of 0.125% on the then-outstanding principal amount of term loans under the Term Loan A-1 Facility and the Term Loan A-2 Facility, as applicable. FCPT OP has the option to extend the maturity date of the Term Loan A-5 Facility by one year, subject to the payment of an extension fee of 0.15% on the then-outstanding principal amount of term loans under the Term Loan A-5 Facility. The Credit Agreement is a syndicated credit facility that contains an accordion feature allowing the facility to be increased by an additional aggregate amount not to exceed $450 million, subject to certain conditions. Amounts owed under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which SOFR rate election is in effect.

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

The following table presents the Term Loan balances under the Credit Agreement.

				Outstanding Balance
	Maturity	Interest		December 31,
(Dollars in thousands)	Date	Rate		2025	2024
Term Loans:
Term loan due 2025	Nov 2025	N/A	(a)	$—	$150,000
Term loan due 2026	Nov 2026	4.78%	(a)(b)	100,000	100,000
Term loan due 2027	Feb 2027	4.73%	(a)	90,000	90,000
Term loan due 2027	Mar 2027	4.73%	(a)(b)	85,000	85,000
Term loan due 2028	Feb 2028	4.73%	(a)	90,000	90,000
Term loan due 2029	Feb 2029	4.73%	(a)(b)	225,000	—
Total Term Loans				$590,000	$515,000
(a)
Loan is a variable-rate loan which resets daily at Daily Simple SOFR + the applicable credit spread of 0.95% to 1.00% at December 31, 2025.
(b)
Loan has one twelve month extension option exercisable at the Company's discretion, subject to certain conditions.

Note Purchase Agreements

The following table presents the senior unsecured fixed rate notes balance.

			Outstanding Balance
	Maturity	Interest	December 31,
(Dollars in thousands)	Date	Rate	2025	2024
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	100,000
Total Notes			$625,000	$625,000

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

Debt Maturities

The following presents scheduled principal payments related to the Company’s debt.

(In thousands)	December 31,
2026	$150,000
2027	250,000
2028	140,000
2029	325,000
2030	75,000
Thereafter	275,000
Total Scheduled Principal Payments	$1,215,000

The Company intends to satsify its short term obligations through a combination of exercising available extension options, utilization of the revolving credit facility, and cash on hand.

Deferred Financing Costs

At December 31, 2025 and 2024, term loan and revolving credit facility net unamortized deferred financing costs were approximately $8.1 million and $3.7 million, respectively. During the years ended December 31, 2025, 2024, and 2023, amortization of deferred financing costs was $2.5 million, $1.9 million, and $1.6 million, respectively. Interest expense for the twelve months ended December 31, 2025 includes a one-time charge of $40 thousand for deferred financing costs expensed as a result of the execution of an amendment to the term loan agreement on January 31, 2025.

At December 31, 2025 and 2024, senior unsecured notes net unamortized deferred financing costs were approximately $2.7 million and $3.4 million, respectively. During the years ended December 31, 2025, 2024, and 2023, amortization of deferred financing costs was $0.7 million, $0.7 million, and $0.7 million, respectively.

Debt Covenants

Under the terms of both the Note Purchase Agreement and Loan Agreement (the “Agreements”), FCPT acts as a guarantor to FCPT OP. The Agreements contain customary financial covenants, including (1) total indebtedness to consolidated capitalization value (each as defined in the Loan Agreement) not to exceed 60%, (2) mortgage-secured leverage ratio not to exceed 40%, (3) minimum fixed charge coverage ratio of 1.50 to 1.00, (4) maximum unencumbered leverage ratio not to exceed 60%, and (5) minimum unencumbered interest coverage ratio not less than 1.75 to 1.00. They also contain restrictive covenants that, among other things, restrict the ability of FCPT OP, the Company and their subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens or make certain restricted payments. In addition, the Agreements include provisions providing that certain of such covenants will be automatically amended in the Note Purchase Agreement to conform to certain amendments that may from time to time be implemented to corresponding covenants under the Loan Agreement. At December 31, 2025, the Company was in compliance with all debt covenants.

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

Cash Flow Hedges of Interest Rate Risk

Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed- rate payments over the life of the agreements without exchange of the underlying notional amount. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheets in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of December 31, 2025, $560 million of our variable-rate debt is hedged with notional values totaling $560 million. As of December 31, 2024, $435 million of our variable-rate debt was hedged by swaps with notional values totaling $435 million.

During the year ended December 31, 2025, we entered into six interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt.

For the years ended December 31, 2025, 2024, and 2023, we did not record hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that during 2026 an additional $2.8 million (unaudited) will be reclassified to earnings as a reduction to interest expense.

Non-designated Hedges

We do not use derivatives for trading or speculative purposes. During the years ended December 31, 2025 and 2024, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets.

	Derivative Assets			Derivative Liabilities
		Fair Value at December 31,			Fair Value at December 31,
(Dollars in thousands)	Balance Sheet Location	2025	2024	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$9,385	$20,733	Derivative liabilities	$5,055	$473
Total		$9,385	$20,733		$5,055	$473

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income

The table below presents the effect of our interest rate swaps on the Comprehensive Income Statement.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)	Total Amount of Interest Expense Presented in the Consolidated Income Statements
Interest rate swaps
Year Ended December 31, 2025	$(6,941)	Interest expense	$(9,053)	Interest expense	$—	$51,873
Year Ended December 31, 2024	14,306	Interest expense	(12,648)	Interest expense	—	49,231
Year Ended December 31, 2023	1,795	Interest expense	(10,773)	Interest expense	—	44,606

Tabular Disclosure Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value which provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Assets	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025	$9,385	$—	$9,385	$(3,050)	$—	$6,335
December 31, 2024	20,733	—	20,733	(350)	—	20,383

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Liabilities Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Liabilities	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2025	$5,055	$—	$5,055	$(3,050)	$—	$2,005
December 31, 2024	473	—	473	(350)	—	123

Credit-risk-related Contingent Features

The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

At December 31, 2025 and 2024, the fair value of derivative in a net asset position related to these agreements was approximately $4.3 million and $20.3 million, respectively. As of December 31, 2025, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at December 31, 2025, we would have been entitled to the termination value of approximately $4.3 million.

NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS

Other Assets

The components of Other assets were as follows:

	December 31,
(In thousands)	2025	2024
Accounts receivable	$5,803	$3,477
Operating lease right-of-use asset	4,798	3,402
Prepaid assets	1,702	1,522
Prepaid acquisition costs and deposits	1,017	1,222
Inventories	246	221
Other	2,176	1,606
Total Other Assets	$15,742	$11,450

Other Liabilities

The components of Other liabilities were as follows:

	December 31,
(In thousands)	2025	2024
Accrued interest expense	$7,309	$7,498
Operating lease liability	5,618	4,114
Accrued tenant property tax	4,318	2,505
Accrued compensation	3,037	2,752
Tenant deposits	1,319	1,015
Intangible real estate liabilities, net	785	989
Accounts payable	751	931
Accrued operating expenses	250	254
Other	768	1,720
Total Other Liabilities	$24,155	$21,778

NOTE 9 – INCOME TAXES

The income tax expense was composed as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$30	$31	$—
Current state and local	504	477	389
Total current	534	508	389
Deferred:
Federal deferred	(231)	(200)	(259)
State deferred	—	—	—
Total deferred	(231)	(200)	(259)
Total Income Tax Expense	$303	$308	$130

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying Consolidated Income Statements:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. statutory rate	$23,686	21.0%	$21,190	21.0%	$20,085	21.0%
Current benefit	(23,547)	(20.9)	(21,071)	(20.9)	(19,939)	(20.9)
State and local income taxes, net of federal tax benefits	467	0.4	442	0.4	355	0.4
Benefit of federal income tax credits	(275)	(0.2)	(252)	(0.2)	(239)	(0.3)
Other	(29)	—	(2)	—	(132)	(0.1)
Valuation allowance	—	—	—	—	—	—
Permanent differences	1	—	1	—	—	—
Effective Income Tax Rate	$303	0.3%	$308	0.3%	$130	0.1%

The following table presents cash paid for federal, state, and local income taxes:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Federal:
US Federal	$20	$11	$—
Total federal	20	11	—
State and local:
Texas	300	270	260
New Hampshire	60	61	22
Ohio Regional Income Tax Authority	41	40	34
Other	143	67	53
Total state and local	544	438	369
Total US Federal, State and Local Taxes Paid	$564	$449	$369

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

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2025	2024	2023
Charitable contribution and credit carryforwards	$2,126	$1,877	$1,704
Compensation and employee benefits	33	35	33
Net operating losses	—	—	15
Lease payable	150	147	144
UNICAP	14	13	14
Gross deferred tax assets	2,323	2,072	1,910
Prepaid expenses	(16)	(13)	—
Buildings and equipment (1)	(629)	(611)	(662)
Gross deferred tax liabilities	(645)	(624)	(662)
Net Deferred Tax Assets	$1,678	$1,448	$1,248

(1)
These buildings and equipment in 2025, 2024, and 2023 relate to the Kerrow Restaurant Operating Business.

NOTE 10 – EQUITY

Preferred Stock

At December 31, 2025, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at December 31, 2025 or December 31, 2024.

Common Stock

At December 31, 2025, the Company was authorized to issue 500,000,000 shares of $0.0001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

The following table presents the dividends declared per share of our common stock during December 31, 2025.

Declaration Date	Dividend per Share	Record Date	Payment Date
March 10, 2025	$0.3550	March 31, 2025	April 15, 2025
June 9, 2025	$0.3550	June 30, 2025	July 15, 2025
September 15, 2025	$0.3550	September 30, 2025	October 15, 2025
November 10, 2025	$0.3665	December 31, 2025	January 15, 2026

As of December 31, 2025, there were 108,188,605 shares of the Company's common stock issued and outstanding.

Common Stock Issuance Under the At-The-Market Program

On October 30, 2025, the Company entered into a new ATM program (the "ATM program"), pursuant to which shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million may be offered and sold (1) by the Company to, or through, a consortium of banks acting as its sales agents or (2) by a consortium of banks acting as forward sellers on behalf of any forward purchasers contemplated thereunder, in each case by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, by privately negotiated transactions (including block sales) or by any other methods permitted by applicable law. The ATM program replaces the Company's previous $500.0 million ATM program (the "prior ATM program" and, together with the ATM program, the "ATM programs"), which was established in September 2024, under which the Company had sold shares of its common stock having an aggregate gross sales price of $291.8 million through October 30, 2025. In connection with the Company’s ATM programs, the Company may enter into forward sale agreements with certain financial institutions acting as forward purchasers whereby, at the Company's discretion, the forward purchasers may borrow and sell shares of common stock. The use of forward sale agreements allows the Company to lock in a share price on the sale of shares of common stock at the time the respective forward sale agreements are executed but defer settling the forward sale agreements and receiving the proceeds from the sale of shares until a later date.

The following tables present the Company’s activity under its ATM programs:

Year Ended December 31, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	6,108,008	$28.27	n/a	n/a
Physically settled forward sale agreements	8,199,285	$27.95	$27.47	$225,235
Total shares sold and issued under the ATM programs	8,199,285	$27.95	$27.47	$225,235

(1)
net proceeds, after sales commissions and offering expenses

Year Ended December 31, 2024
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	7,796,898	$27.88	n/a
Physically settled forward sale agreements	4,266,323	$27.56	$27.14	$115,800
Total shares sold and issued under the ATM programs	8,068,155	$27.10	$26.63	$214,900

(1)
net proceeds, after sales commissions and offering expenses

At December 31, 2025, the Company had outstanding forward sale agreement to sell 1,439,298 shares of common stock at a weighted average sales price of $28.16 before sales commission and offering expenses.

At December 31, 2025, there was $500.0 million available for issuance under the ATM programs.

Noncontrolling Interest

At December 31, 2025, there were 114,559 FCPT OP units (“OP units”) outstanding held by third parties. During the year ended December 31, 2025, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stock holders. The redemption value of outstanding non-controlling interest OP units was $2.6 million, $3.1 million, and $2.9 million as of December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, FCPT is the owner of approximately 99.89% of FCPT’s OP units. The remaining 0.11%, or 114,559, of FCPT’s OP units are held by unaffiliated limited partners. For the year ended December 31, 2025, FCPT OP distributed $164 thousand to limited partners.

Earnings Per Share

The following table presents the computation of basic and diluted net earnings per common share for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024	2023
Average common shares outstanding – basic	102,691,563	93,643,129	88,526,343
Net effect of dilutive stock based compensation	257,054	421,369	220,685
Average common shares outstanding – diluted	102,948,617	94,064,498	88,747,028
Net income available to common shareholders	$112,364	$100,473	$95,340
Basic net earnings per share	$1.09	$1.07	$1.08
Diluted net earnings per share	$1.09	$1.07	$1.07

For the years ended December 31, 2025, 2024, and 2023, the number of outstanding equity awards that were anti-dilutive totaled 536,266, 424,533, and 274,384, respectively. Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the year ended December 31, 2025, 2024, and 2023, totaled 114,559, 114,559, and 114,559, respectively.

NOTE 11 – STOCK-BASED COMPENSATION

On June 10, 2022, the Board of Directors of FCPT adopted, and FCPT’s stockholders approved, the Amended and Restated Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (as amended, the “Amended Plan”) to, among other things, increase the maximum number of shares of our common stock reserved for issuance under the 2015 Plan by 1,500,000 shares to 3,600,000 shares.

At December 31, 2025, 1,057,090 shares of common stock were available for award under the Plan. The unamortized compensation cost of awards issued under the Incentive Plan totaled $8.4 million at December 31, 2025 as shown in the following table.

Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at January 1, 2025	$1,861	$3,129	$3,166	$8,156
Equity grants	2,304	4,094	2,839	9,237
Equity grant forfeitures	—	(73)	—	(73)
Change in expense from performance multiplier	—	—	(55)	(55)
Equity compensation expense	(1,916)	(3,984)	(2,954)	(8,854)
Unrecognized Compensation Cost at December 31, 2025	$2,249	$3,166	$2,996	$8,411

At December 31, 2025, the weighted average amortization period remaining for all of our equity awards was 1.9 years.

Restricted Stock Units

RSUs are granted at a value equal to the five-day average closing market price of our common stock on the date of grant and are settled in stock at the end of their vesting periods, which range between one and five years, at the then market price of our common stock.

The following table summarizes the activities related to RSUs.

	Year Ended December 31,
	2025		2024		2023
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	243,685	$26.00	191,081	$26.83	206,786	$26.60
Units granted	83,197	27.44	80,997	24.39	53,238	27.00
Units vested	(36,497)	26.14	(16,621)	26.78	(68,943)	26.28
Units forfeited	—	—	(11,772)	27.37	—	—
Outstanding at End of Period	290,385	26.39	243,685	26.00	191,081	26.83

Expenses related to RSUs were $1.9 million, $1.5 million, and $1.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Remaining unrecognized compensation cost related to RSU will be recognized over a weighted average period of less than five years. Restrictions on shares of restricted stock outstanding lapse through 2030. The Company expects all RSUs to vest.

Restricted Stock Awards

The following table summarizes the activities related to RSAs.

	Year Ended December 31,
	2025		2024		2023
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	225,582	$25.75	198,636	$27.67	157,030	$27.25
Units granted	148,948	27.49	137,983	24.14	128,852	28.14
Units vested	(142,376)	26.51	(100,447)	27.31	(86,213)	27.61
Units forfeited	(2,818)	25.88	(10,590)	25.92	(1,033)	27.66
Outstanding at End of Period	229,336	26.41	225,582	25.75	198,636	27.67

Expenses related to RSAs were $4.0 million, $3.1 million, and $2.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. The remaining unrecognized compensation cost will be recognized over a weighted average period of less than three years. Restrictions on shares of RSAs outstanding lapse through 2028. The Company expects all RSAs to vest.

Performance-Based Restricted Stock Awards

During the years ended December 31, 2025, 2024, and 2023, there were 92,662, 95,682, and 87,700 PSUs as well as dividend equivalent rights granted under the Plan, respectively. The performance period of these grants runs from Janaury 1, 2025 through December 31, 2027, January 1, 2024 through December 31, 2026, and January 1, 2023 through December 31, 2025, respectively.

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

During the years ended December 31, 2025, 2024, and 2023, PSUs were granted at a weighted average fair value of $30.64, $32.48, and $37.50 per unit, respectively. During the year ended December 31, 2025, no PSUs were forfeited. During the year ended December 31, 2025, 64,066 PSUs vested at 108.4%, resulting in the distribution of 69,451 shares. The Company expects all PSUs to vest.

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

Expenses related to PSUs were $3.0 million, $2.4 million, and $1.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative Assets
December 31, 2025	$—	$9,385	$—	$9,385
December 31, 2024	—	20,733	—	20,733
Derivative Liabilities
December 31, 2025	$—	$5,055	$—	$5,055
December 31, 2024	—	473	—	473

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2025 were classified as Level 2 of the fair value hierarchy.

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

Fair Value of Certain Financial Liabilities

	December 31, 2025		December 31, 2024
(In thousands)	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Term loan due November 2025	$—	$—	$150,000	$149,913
Term loan due November 2026	100,000	100,042	100,000	100,112
Term loan due February 2027	90,000	89,947	90,000	89,902
Term loan due March 2027	85,000	85,550	85,000	86,027
Term loan due February 2028	90,000	90,500	90,000	90,744
Term loan due February 2029	225,000	224,596	—	—
Senior fixed note due December 2026	50,000	50,057	50,000	49,432
Senior fixed note due June 2027	75,000	75,359	75,000	74,248
Senior fixed note due December 2028	50,000	50,106	50,000	48,788
Senior fixed note due April 2029	50,000	47,160	50,000	45,003
Senior fixed note due June 2029	50,000	47,608	50,000	45,566
Senior fixed note due April 2030	75,000	70,432	75,000	67,137
Senior fixed note due March 2031	50,000	45,070	50,000	42,733
Senior fixed note due April 2031	50,000	45,546	50,000	43,172
Senior fixed note due March 2032	75,000	67,478	75,000	63,965
Senior fixed note due July 2033	100,000	108,230	100,000	105,308
Revolving credit facility due February 2029	—	—	5,000	4,997

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

NOTE 14 – SEGMENTS

During 2025, 2024, and 2023, we operated in two segments: real estate operations and restaurant operations. In our real estate operations, we lease properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. In our restaurant operations, we operate seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area.

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

The following table presents financial information for the real estate operations segment.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues:
Real estate operations revenue	$262,248	$236,264	$217,276
Segment revenue	262,248	236,264	217,276
Operating expenses:
Interest expense	48,715	46,634	42,295
Other segment items, net (1)	31,077	27,723	27,267
AFFO	$182,456	$161,907	$147,714
Reconciliation to Segment net income:
Depreciation and amortization	(59,660)	(53,607)	(49,996)
Realized gain on sale, net	—	—	2,341
Stock-based compensation	(8,854)	(6,987)	(6,271)
Straight-line rent	3,203	3,810	5,523
Non-cash amortization of deferred financing costs	(3,158)	(2,597)	(2,311)
Other non-cash revenue adjustments	(1,923)	(2,072)	(2,061)
Segment Net Income	$112,064	$100,454	$94,939
(1)
Other segment items, net includes: compensation and related expenses, external services, other operating costs, property expenses, other income, net, and income tax expense

The following table presents financial information for the restaurant operations segment.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues:
Restaurant operations revenue	$31,484	$30,939	$30,725
Segment revenue	31,484	30,939	30,725
Operating expenses:
Cost of goods sold	24,502	24,305	24,033
Other segment items, net (1)	5,820	5,587	5,531
EBITDA	$1,162	$1,047	$1,161
Reconciliation to Segment net income:
Depreciation and amortization	(764)	(907)	(735)
Income tax (expense) benefit	26	1	97
Segment Net Income	$424	$141	$523
(1)
Other segment items, net includes: franchise fees, rent and property tax expense, and administrative expense

The following table reconciles the segment revenues to our total revenues.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues:
Real estate operations revenue	$262,248	$236,264	$217,276
Restaurant operations revenue	31,484	30,939	30,725
Other	400	870	2,605
Total revenues	$294,132	$268,073	$250,606

The following table reconciles the segment net incomes to our net income.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Segment net income:
Real estate operations	$112,064	$100,454	$94,939
Restaurant operations	424	141	523
Net income	$112,488	$100,595	$95,462

The following table presents supplemental information by segment.

Supplemental Segment Information at December 31, 2025

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,475,271	$22,361	$3,497,632
Accumulated depreciation	(809,161)	(7,831)	(816,992)
Total real estate investments, net	$2,666,110	$14,530	$2,680,640
Cash and cash equivalents	$10,933	$1,211	$12,144
Total assets	$2,898,869	$21,857	$2,920,726
Total debt, net of deferred financing costs	$1,204,171	$—	$1,204,171

Supplemental Segment Information at December 31, 2024

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,175,813	$22,831	$3,198,644
Accumulated depreciation	(767,716)	(7,789)	(775,505)
Total real estate investments, net	$2,408,097	$15,042	$2,423,139
Cash and cash equivalents	$2,985	$1,096	$4,081
Total assets	$2,631,171	$21,855	$2,653,026
Total debt, net of deferred financing costs	$1,137,889	$—	$1,137,889

Capital expenditures in our Consolidated Statements of Cash Flows relate to the real estate operations segment.

NOTE 15 – SUBSEQUENT EVENTS

The Company reviewed its subsequent events and transactions that have occurred after December 31, 2025, the date of the Consolidated Balance Sheet, through February 12, 2026, and noted the following:

Acquisitions & Disposals

The Company invested $5.8 million in the acquisition of three net lease properties with an investment yield of approximately 6.9%, and approximately 18.0 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for the transactions as asset acquisitions in accordance with U.S. GAAP. There was no contingent liability associated with the transactions at December 31, 2025.

FOUR CORNERS PROPERTY TRUST, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollars in thousands)

		Initial Cost to Company			Cost Capitalized Since Acquisition (1)			Gross Carrying Value							Life on which Depreciation in latest Statement
Tenant Industry and State	Nbr Properties	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total	Accumulated Depreciation	Construction Date (Range)	Acquisition Date (Range)	of Income is Computed
Quick Service
Alabama	25	34,812	10,714	—	—	—	—	34,812	10,714	—	45,526	3,008	1976 - 2024	2017 - 2025	5 - 48
Arizona	3	4,159	2,769	—	—	—	—	4,159	2,769	—	6,928	96	2007 - 2024	2021 - 2025	10 - 35
California	1	979	—	—	—	—	—	979	—	—	979	—	2004	2018	0
Colorado	4	3,615	467	—	(127)	—	—	3,488	467	—	3,955	168	1978 - 1996	2016 - 2019	5 - 30
Connecticut	3	5,383	995	—	—	—	—	5,383	995	—	6,378	137	1998 - 2021	2018 - 2021	14 - 49
Delaware	1	2,081	—	—	—	—	—	2,081	—	—	2,081	—	2013	2019	0
Florida	4	4,624	1,529	—	—	—	—	4,624	1,529	—	6,153	384	1986 - 2018	2016 - 2022	10 - 40
Georgia	6	6,674	5,174	—	—	—	—	6,674	5,174	—	11,848	1,385	1983 - 2024	2016 - 2024	10 - 52
Illinois	12	8,300	9,869	—	—	64	—	8,300	9,933	—	18,233	1,922	1970 - 2023	2016 - 2024	5 - 45
Indiana	25	18,229	16,114	—	—	23	—	18,229	16,137	—	34,366	4,159	1970 - 2019	2016 - 2024	5 - 54
Iowa	4	4,793	—	—	—	—	—	4,793	—	—	4,793	—	1987 - 2016	2018 - 2019	0
Kansas	1	1,328	757	—	—	—	—	1,328	757	—	2,085	91	1995	2023	10 - 25
Kentucky	13	11,763	9,219	—	—	—	—	11,763	9,219	—	20,982	1,530	1966 - 2024	2016 - 2025	7 - 45
Maryland	1	747	1,214	—	—	—	—	747	1,214	—	1,961	271	1989	2019	10 - 40
Michigan	15	6,758	12,364	—	—	—	—	6,758	12,364	—	19,122	3,374	1979 - 2017	2016 - 2020	3 - 43
Mississippi	8	6,046	10,480	—	—	40	—	6,046	10,520	—	16,566	2,225	1998 - 2016	2016 - 2020	5 - 54
Missouri	3	3,263	1,362	—	—	—	—	3,263	1,362	—	4,625	133	1985 - 2023	2020 - 2023	10 - 30
New Mexico	1	307	—	—	—	—	—	307	—	—	307	—	1995	2019	0
New York	1	308	1,460	—	—	—	—	308	1,460	—	1,768	283	2002	2017	13 - 53
North Carolina	11	8,334	12,051	—	—	—	—	8,334	12,051	—	20,385	2,958	1982 - 2019	2016 - 2023	9 - 50
Ohio	8	7,755	4,827	—	—	—	—	7,755	4,827	—	12,582	902	1971 - 2024	2018 - 2025	5 - 51
Oklahoma	3	2,487	2,479	—	—	(90)	—	2,487	2,389	—	4,876	385	2004 - 2022	2016 - 2023	10 - 30
Rhode Island	1	1,343	—	—	—	—	—	1,343	—	—	1,343	—	1999	2019	0
South Carolina	7	7,811	4,619	—	—	—	—	7,811	4,619	—	12,430	999	1980 - 2019	2017 - 2023	10 - 50
Tennessee	18	18,544	18,867	—	—	—	—	18,544	18,867	—	37,411	2,377	1982 - 2016	2016 - 2025	5 - 55
Texas	15	15,095	16,389	—	—	—	—	15,095	16,389	—	31,484	2,202	1977 - 2023	2016 - 2025	10 - 54
Utah	3	2,977	1,157	—	26	—	—	3,003	1,157	—	4,160	231	1980 - 1997	2019 - 2020	5 - 40
Virginia	4	2,722	3,321	—	—	—	—	2,722	3,321	—	6,043	380	1993 - 2018	2016 - 2025	5 - 50
Wisconsin	13	7,933	11,556	—	—	—	—	7,933	11,556	—	19,489	2,696	1972 - 2022	2016 - 2025	5 - 45
Casual Dining
Alabama	12	16,334	11,054	434	—	3,963	1,609	16,334	15,017	2,043	33,394	11,405	1986 - 2018	2015 - 2022	1 - 44
Arizona	13	12,439	18,563	1,202	—	2,592	1,291	12,439	21,155	2,493	36,087	13,487	1993 - 2011	2015 - 2024	3 - 46
Arkansas	8	8,009	9,799	1,144	766	3,059	908	8,775	12,858	2,052	23,685	10,074	1989 - 2014	2015 - 2019	3 - 46
California	14	13,860	16,656	931	1,231	7,324	2,298	15,091	23,980	3,229	42,300	18,704	1985 - 2004	2015 - 2025	3 - 49
Colorado	17	17,384	15,006	538	571	7,104	1,923	17,955	22,110	2,461	42,526	14,941	1985 - 2007	2015 - 2022	3 - 50
Connecticut	1	1,669	—	—	—	—	—	1,669	—	—	1,669	—	1993	2018	0
Delaware	3	1,942	4,046	222	—	1,461	656	1,942	5,507	878	8,327	4,374	1991 - 1993	2015 - 2017	3 - 50
Florida	69	103,344	89,882	4,013	3,053	33,581	11,885	106,397	123,463	15,898	245,758	79,747	1985 - 2019	2015 - 2024	1 - 53
Georgia	50	59,135	69,110	4,351	634	12,893	4,790	59,769	82,003	9,141	150,913	50,849	1986 - 2023	2015 - 2024	1 - 50
Idaho	3	2,846	2,500	207	—	1,136	691	2,846	3,636	898	7,380	3,507	1991 - 2008	2015 - 2021	3 - 42
Illinois	33	50,210	41,711	1,090	912	6,637	2,619	51,122	48,348	3,709	103,179	23,916	1986 - 2023	2015 - 2025	2 - 50
Indiana	22	19,183	30,950	973	—	12,453	3,603	19,183	43,403	4,576	67,162	24,616	1978 - 2016	2015 - 2025	3 - 50
Iowa	15	13,393	16,394	1,447	1,130	4,052	1,353	14,523	20,446	2,800	37,769	13,395	1988 - 2013	2015 - 2019	3 - 49
Kansas	6	7,037	12,915	598	—	3,295	1,066	7,037	16,210	1,664	24,911	9,396	1990 - 2010	2015 - 2022	1 - 47
Kentucky	17	17,696	33,822	1,074	2,095	2,540	1,197	19,791	36,362	2,271	58,424	12,982	1992 - 2018	2015 - 2025	2 - 47
Louisiana	11	12,622	18,534	1,013	—	2,554	944	12,622	21,088	1,957	35,667	11,409	0	2015 - 2024	3 - 50
Maine	5	4,572	1,120	96	—	1,027	282	4,572	2,147	378	7,097	1,999	1993 - 2005	2015 - 2020	3 - 42
Maryland	21	32,896	20,261	863	—	6,041	2,200	32,896	26,302	3,063	62,261	17,440	1990 - 2019	2015 - 2022	2 - 50
Massachusetts	2	2,381	2,097	90	—	665	175	2,381	2,762	265	5,408	2,408	1997 - 2018	2015 - 2021	2 - 35
Michigan	23	20,080	32,611	1,369	1,639	12,287	3,786	21,719	44,898	5,155	71,772	34,951	1988 - 2023	2015 - 2025	3 - 54
Minnesota	9	7,182	13,353	989	—	3,795	1,423	7,182	17,148	2,412	26,742	15,387	1988 - 2006	2015 - 2020	0 - 40
Mississippi	9	10,715	16,824	1,280	34	1,107	407	10,749	17,931	1,687	30,367	9,119	1996 - 2013	2015 - 2019	3 - 50
Missouri	10	12,170	10,361	452	—	4,032	1,393	12,170	14,393	1,845	28,408	10,274	1989 - 2019	2015 - 2025	1 - 42
Montana	1	479	1,107	89	—	775	301	479	1,882	390	2,751	1,850	1993	2015	3 - 42
Nebraska	2	1,517	3,008	171	—	1,859	488	1,517	4,867	659	7,043	4,089	1991 - 2002	2015	3 - 42
Nevada	10	8,900	13,185	365	1,215	5,927	2,183	10,115	19,112	2,548	31,775	13,255	1986 - 2004	2015 - 2024	3 - 50
New Hampshire	3	2,713	3,270	225	—	1,756	721	2,713	5,026	946	8,685	4,527	1994 - 2000	2015	2 - 42
New Jersey	5	9,213	8,120	388	—	603	301	9,213	8,723	689	18,625	3,805	1995 - 2015	2015 - 2022	3 - 47
New Mexico	5	5,400	9,244	476	—	146	138	5,400	9,390	614	15,404	3,504	1991 - 2014	2015 - 2025	3 - 50
New York	17	21,557	18,624	1,299	—	5,650	2,089	21,557	24,274	3,388	49,219	18,067	1989 - 2015	2015 - 2023	3 - 50

FOUR CORNERS PROPERTY TRUST, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollars in thousands)

		Initial Cost to Company			Cost Capitalized Since Acquisition (1)			Gross Carrying Value							Life on which Depreciation in latest Statement
Tenant Industry and State	Nbr Properties	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total	Accumulated Depreciation	Construction Date (Range)	Acquisition Date (Range)	of Income is Computed
North Carolina	18	21,897	25,216	1,648	—	5,455	2,313	21,897	30,671	3,961	56,529	19,039	1990 - 2013	2015 - 2025	2 - 55
North Dakota	3	2,356	5,413	597	—	726	319	2,356	6,139	916	9,411	4,045	1989 - 2013	2015	3 - 48
Ohio	46	44,927	59,758	3,005	2,126	18,027	6,499	47,053	77,785	9,504	134,342	53,302	1971 - 2020	2015 - 2023	1 - 51
Oklahoma	14	17,490	17,613	969	—	2,661	934	17,490	20,274	1,903	39,667	10,970	1987 - 2018	2015 - 2025	3 - 50
Oregon	1	761	1,486	91	—	356	200	761	1,842	291	2,894	1,684	1998	2015	3 - 38
Pennsylvania	19	21,726	24,108	1,520	—	7,717	2,717	21,726	31,825	4,237	57,788	22,172	1989 - 2020	2015 - 2021	2 - 50
South Carolina	21	29,545	18,886	703	1,731	3,073	1,218	31,276	21,959	1,921	55,156	12,341	1990 - 2020	2015 - 2024	2 - 53
South Dakota	2	1,212	3,194	330	—	919	220	1,212	4,113	550	5,875	3,072	1992 - 2011	2015	3 - 46
Tennessee	26	37,306	50,365	2,151	892	3,764	1,565	38,198	54,129	3,716	96,043	21,684	1988 - 2014	2015 - 2023	2 - 51
Texas	83	99,510	109,673	6,390	6,650	36,673	13,613	106,160	146,346	20,003	272,509	94,795	1986 - 2021	2010 - 2025	1 - 53
Utah	3	3,479	714	128	24	805	284	3,503	1,519	412	5,434	1,619	1991 - 2009	2015 - 2019	3 - 40
Virginia	21	23,252	29,799	986	250	5,894	2,196	23,502	35,693	3,182	62,377	19,588	1990 - 2016	2015 - 2025	2 - 49
Washington	6	4,975	6,092	339	409	1,682	768	5,384	7,774	1,107	14,265	6,480	1990 - 2001	2015 - 2021	3 - 40
West Virginia	6	5,204	9,316	772	—	1,564	647	5,204	10,880	1,419	17,503	7,166	1991 - 2012	2015 - 2017	3 - 50
Wisconsin	11	8,963	12,256	984	114	5,034	1,721	9,077	17,290	2,705	29,072	13,697	1990 - 2013	2015 - 2023	3 - 45
Medical Retail
Alabama	10	7,825	16,772	—	—	—	—	7,825	16,772	—	24,597	422	1990 - 2025	2024 - 2025	5 - 45
Alaska	1	255	461	—	—	—	—	255	461	—	716	70	2007	2023	10 - 20
Arizona	1	410	1,256	—	—	—	—	410	1,256	—	1,666	152	1960	2022	10 - 35
Arkansas	2	1,401	2,500	—	—	16	—	1,401	2,516	—	3,917	276	2007 - 2023	2021 - 2023	10 - 35
California	2	634	7,374	—	—	—	—	634	7,374	—	8,008	51	2009 - 2017	2025	10 - 25
Connecticut	1	1,265	1,917	—	—	—	—	1,265	1,917	—	3,182	58	1963	2024	10 - 35
Florida	4	2,809	5,920	—	—	—	—	2,809	5,920	—	8,729	554	1983 - 2020	2021 - 2025	10 - 35
Georgia	2	1,713	4,559	—	—	—	—	1,713	4,559	—	6,272	182	1998 - 2025	2023 - 2025	10 - 39
Illinois	11	9,816	34,490	—	—	66	—	9,816	34,556	—	44,372	2,124	1910 - 2024	2021 - 2025	5 - 40
Indiana	10	10,739	21,559	—	—	44	—	10,739	21,603	—	32,342	1,571	1929 - 2023	2021 - 2024	10 - 40
Iowa	4	2,397	6,684	—	—	—	—	2,397	6,684	—	9,081	354	1961 - 2023	2024	10 - 35
Kansas	2	2,072	2,877	—	—	—	—	2,072	2,877	—	4,949	389	1999 - 2013	2022	10 - 40
Louisiana	10	7,596	12,670	—	—	151	—	7,596	12,821	—	20,417	1,479	1998 - 2023	2021 - 2024	5 - 45
Michigan	5	2,691	7,801	—	—	—	—	2,691	7,801	—	10,492	801	1962 - 2023	2022 - 2024	10 - 50
Minnesota	1	554	716	—	—	—	—	554	716	—	1,270	177	1940	2021	10 - 20
Missouri	4	2,453	7,160	—	—	67	—	2,453	7,227	—	9,680	736	1974 - 2017	2022 - 2024	5 - 40
New Hampshire	1	3,120	5,403	—	—	—	—	3,120	5,403	—	8,523	327	2023	2023	15 - 45
New Jersey	1	481	2,643	—	—	—	—	481	2,643	—	3,124	30	2009	2025	5 - 30
New Mexico	1	279	1,498	—	—	—	—	279	1,498	—	1,777	107	2018	2023	10 - 45
New York	7	7,399	12,669	—	—	3	—	7,399	12,672	—	20,071	718	2004 - 2025	2021 - 2025	5 - 45
North Carolina	2	1,359	2,978	—	—	57	—	1,359	3,035	—	4,394	269	2004 - 2015	2022 - 2025	5 - 35
Ohio	5	5,108	8,854	—	—	—	—	5,108	8,854	—	13,962	866	2008 - 2022	2022	10 - 39
Oklahoma	2	2,252	2,434	—	—	—	—	2,252	2,434	—	4,686	186	1999 - 2013	2021 - 2025	5 - 40
Pennsylvania	3	6,656	12,412	—	—	—	—	6,656	12,412	—	19,068	731	2014 - 2021	2023 - 2025	10 - 35
South Carolina	7	3,582	9,215	—	—	—	—	3,582	9,215	—	12,797	226	1992 - 2018	2023 - 2025	5 - 40
Tennessee	4	4,918	11,361	—	—	—	—	4,918	11,361	—	16,279	589	2004 - 2023	2023 - 2024	10 - 45
Texas	3	6,886	6,055	—	—	—	—	6,886	6,055	—	12,941	471	0	2023 - 2025	5 - 35
Utah	1	562	1,100	—	—	—	—	562	1,100	—	1,662	164	1972	2021	10 - 35
Virginia	1	130	979	—	—	—	—	130	979	—	1,109	116	1960	2023	10 - 25
Washington	1	356	1,104	—	—	—	—	356	1,104	—	1,460	123	1996	2023	10 - 25
Wisconsin	4	2,552	6,419	—	—	—	—	2,552	6,419	—	8,971	599	1974 - 2018	2021 - 2025	7 - 35
Auto Service
Alabama	4	6,521	5,450	—	—	—	—	6,521	5,450	—	11,971	188	2020 - 2024	2024 - 2025	10 - 45
Alaska	1	617	693	—	—	—	—	617	693	—	1,310	165	1999	2022	5 - 20
Arkansas	5	5,767	8,012	—	—	—	—	5,767	8,012	—	13,779	242	2006 - 2025	2022 - 2025	10 - 45
Colorado	4	6,198	3,169	—	—	63	—	6,198	3,232	—	9,430	181	1962 - 2022	2020 - 2025	10 - 40
Florida	5	10,745	6,455	—	—	—	—	10,745	6,455	—	17,200	502	2006 - 2024	2022 - 2025	10 - 44
Georgia	21	24,806	23,380	—	—	70	—	24,806	23,450	—	48,256	1,985	1990 - 2024	2021 - 2025	5 - 45
Illinois	17	27,615	17,766	—	—	10	—	27,615	17,776	—	45,391	1,764	1948 - 2024	2020 - 2025	3 - 40
Indiana	14	18,513	15,736	—	—	24	—	18,513	15,760	—	34,273	1,962	1968 - 2023	2020 - 2024	10 - 49
Iowa	3	3,382	1,255	—	—	22	—	3,382	1,277	—	4,659	222	1970 - 1998	2019 - 2023	5 - 30
Kansas	2	1,930	1,445	—	—	—	—	1,930	1,445	—	3,375	356	1995 - 1999	2020 - 2022	5 - 30
Kentucky	2	1,141	1,920	—	—	—	—	1,141	1,920	—	3,061	231	1982 - 2011	2022 - 2023	10 - 35
Louisiana	7	8,853	7,171	—	—	—	—	8,853	7,171	—	16,024	805	2004 - 2023	2021 - 2024	5 - 45
Maine	1	155	2,202	—	—	—	—	155	2,202	—	2,357	63	1987	2025	5 - 35

FOUR CORNERS PROPERTY TRUST, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollars in thousands)

		Initial Cost to Company			Cost Capitalized Since Acquisition (1)			Gross Carrying Value							Life on which Depreciation in latest Statement
Tenant Industry and State	Nbr Properties	Land	Buildings and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Total	Accumulated Depreciation	Construction Date (Range)	Acquisition Date (Range)	of Income is Computed
Maryland	5	3,512	1,396	—	—	—	—	3,512	1,396	—	4,908	206	1964 - 2007	2020 - 2021	10 - 35
Michigan	6	2,448	7,402	—	—	358	7	2,448	7,760	7	10,215	1,171	1945 - 1999	2022 - 2023	5 - 30
Minnesota	1	1,464	1,096	—	—	—	—	1,464	1,096	—	2,560	190	2001	2020	10 - 40
Mississippi	9	9,139	8,223	—	—	—	—	9,139	8,223	—	17,362	907	1970 - 2025	2021 - 2025	5 - 40
Missouri	12	12,897	12,491	—	—	—	—	12,897	12,491	—	25,388	1,268	1990 - 2021	2020 - 2025	5 - 40
Nebraska	5	11,010	5,184	—	—	—	—	11,010	5,184	—	16,194	256	1998 - 2025	2022 - 2025	3 - 40
New Jersey	2	1,824	1,682	—	—	—	—	1,824	1,682	—	3,506	187	1961 - 1969	2022 - 2024	10 - 30
New Mexico	1	515	982	—	—	—	—	515	982	—	1,497	110	2006	2022	10 - 40
New York	6	5,666	6,984	—	—	483	—	5,666	7,467	—	13,133	951	1940 - 2023	2021 - 2024	5 - 40
North Carolina	4	2,795	4,080	—	—	—	—	2,795	4,080	—	6,875	581	1974 - 1999	2022 - 2023	10 - 40
Ohio	26	32,709	27,171	—	—	468	—	32,709	27,639	—	60,348	3,929	1967 - 2024	2021 - 2025	5 - 45
Oklahoma	6	9,104	3,265	—	—	—	—	9,104	3,265	—	12,369	388	1984 - 2024	2020 - 2024	10 - 45
Pennsylvania	2	2,218	1,898	—	—	7	—	2,218	1,905	—	4,123	362	1980 - 2019	2019 - 2021	5 - 35
South Carolina	2	4,135	1,232	—	—	—	—	4,135	1,232	—	5,367	208	2003 - 2023	2020 - 2023	10 - 25
Tennessee	3	5,874	7,008	—	—	—	—	5,874	7,008	—	12,882	577	1989 - 2024	2022 - 2025	10 - 45
Texas	9	11,473	15,644	—	—	—	—	11,473	15,644	—	27,117	1,038	0	2021 - 2025	10 - 45
Vermont	1	534	1,989	—	—	—	—	534	1,989	—	2,523	32	1994	2025	10 - 35
Virginia	5	4,759	4,863	—	—	71	—	4,759	4,934	—	9,693	592	1952 - 2006	2021 - 2023	10 - 41
West Virginia	1	757	862	—	—	—	—	757	862	—	1,619	170	1996	2021	5 - 35
Wisconsin	7	6,517	9,058	—	—	35	—	6,517	9,093	—	15,610	1,271	1953 - 2001	2020 - 2025	2 - 44
Multi-Tenant & Other
Alabama	5	8,223	2,214	—	(156)	(638)	—	8,067	1,576	—	9,643	350	1985 - 2013	2016 - 2025	10 - 33
California	1	1,060	4,281	—	—	125	—	1,060	4,406	—	5,466	675	2000	2020	15 - 35
Colorado	3	7,362	2,108	—	—	14	—	7,362	2,122	—	9,484	479	1982 - 2000	2020 - 2022	7 - 35
Florida	3	2,386	4,258	—	—	37	—	2,386	4,295	—	6,681	477	1985 - 2016	2020 - 2024	5 - 45
Idaho	1	578	1,164	—	—	—	—	578	1,164	—	1,742	171	1985	2020	10 - 50
Illinois	11	12,747	17,136	—	—	51	—	12,747	17,187	—	29,934	1,970	1979 - 2021	2019 - 2022	5 - 54
Indiana	5	8,362	5,154	—	—	—	—	8,362	5,154	—	13,516	581	1993 - 2022	2019 - 2023	10 - 54
Iowa	2	2,219	—	—	—	—	—	2,219	—	—	2,219	—	1979 - 2000	2019	0
Kansas	1	1,695	1,674	—	—	—	—	1,695	1,674	—	3,369	174	2000	2022	10 - 35
Louisiana	1	1,739	—	—	—	—	—	1,739	—	—	1,739	—	2021	2021	0
Maryland	3	3,602	6,999	—	—	—	—	3,602	6,999	—	10,601	1,061	1962 - 2014	2018 - 2022	10 - 51
Michigan	11	9,333	15,296	—	—	19	—	9,333	15,315	—	24,648	1,652	1970 - 2023	2017 - 2023	10 - 54
Missouri	1	512	556	—	—	—	—	512	556	—	1,068	84	1985	2021	10 - 35
New Jersey	2	917	1,433	—	—	—	—	917	1,433	—	2,350	149	1974	2023	10 - 30
New Mexico	2	2,728	2,413	—	—	26	—	2,728	2,439	—	5,167	340	1997 - 2019	2020 - 2021	10 - 49
New York	4	4,822	5,855	—	—	30	—	4,822	5,885	—	10,707	614	2017 - 2023	2021 - 2023	5 - 50
North Carolina	1	941	—	—	—	—	—	941	—	—	941	0	1998	2022	0
Ohio	5	4,755	6,325	—	—	—	—	4,755	6,325	—	11,080	805	1969 - 2019	2020 - 2023	10 - 49
Oklahoma	1	862	—	—	—	—	—	862	—	—	862	0	1999	2020	0
Pennsylvania	5	8,089	5,139	—	—	19	—	8,089	5,158	—	13,247	392	1998 - 2019	2020 - 2025	5 - 49
Rhode Island	1	951	1,469	—	—	—	—	951	1,469	—	2,420	173	2009	2021	10 - 45
South Carolina	1	752	567	—	—	—	—	752	567	—	1,319	135	2016	2020	11 - 46
Tennessee	4	7,299	8,871	—	—	—	—	7,299	8,871	—	16,170	200	1993 - 2017	2022 - 2025	10 - 35
Texas	3	7,819	7,637	—	—	—	—	7,819	7,637	—	15,456	941	1970 - 2003	2019 - 2023	10 - 54
Virginia	2	8,543	—	—	—	—	—	8,543	—	—	8,543	0	1990 - 2016	2020	0
Wisconsin	1	1,031	908	—	—	—	—	1,031	908	—	1,939	167	2017	2020	12 - 47
		1,473,840	1,616,230	48,002	25,219	246,401	87,941	1,499,059	1,862,630	135,943	3,497,632	816,992

(1)
Amounts shown as reductions to cost capitalized since acquisition represent provisions recorded for impairment of real estate or partial dispositions.

FOUR CORNERS PROPERTY TRUST, INC.

NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollars in thousands)

The following table reconciles the carrying costs and accumulated depreciation of our real estate properties included in Schedule III to the amounts reported on our Consolidated Balance Sheets.

	December 31, 2025	December 31, 2024
Carrying Costs
Balance - beginning of period	$3,198,644	$2,949,421
Additions placed in service	300,465	249,923
Movement: Held for Sale	—	—
Dispositions and other	(1,477)	(700)
Balance - end of year	$3,497,632	$3,198,644
Accumulated Depreciation
Balance - beginning of year	$(775,505)	$(738,946)
Depreciation expense	(42,137)	(37,106)
Movement: Held for Sale	—	—
Dispositions and other	650	547
Balance - end of year	$(816,992)	$(775,505)

Tax Cost

The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $3.6 billion (unaudited) as of December 31, 2025.

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

10.21	Form of FY 2020 Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.22	Form of FY 2020 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.23	Second Amendment to Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.24	Second Amendment to Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.25	Form of FY 2025 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025).
10.26	Form of FY 2025 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025).
10.27	Form of FY 2025 Performance Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025).
10.28	Form of FY 2025 Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025).
10.29	Form of FY 2025 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025).
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

10.33

Fourth Amended and Restated Parent Guaranty, dated January 31, 2025, among Four Corners Property Trust, Inc., Four Corners GP, LLC,for the benefit of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-37538) filed with the Securities and Exchange Commission on January 31, 2025)

10.34

Amendment to Amended and Restated Four Corners Property Trust, Inc. 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37538) filed with the Securities and Exchange Commission on July 30, 2025)

10.35

Amendment No. 1 to Fourth Amended and Restated Revolving Credit and Term Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37538) filed with the Securities and Exchange Commission on October 29, 2025)

10.36

Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-37538) filed with the Securities and Exchange Commission on November 6, 2025)

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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	February 12, 2026	By:	/s/ William H. Lenehan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

Date

/S/ WILLIAM H. LENEHAN	Director and Chief Executive Officer

February 12, 2026

William H. Lenehan

(Principal Executive Officer)

/S/ PATRICK L. WERNIG	Chief Financial Officer

February 12, 2026

Patrick L. Wernig

(Principal Financial Officer)

/S/ NICCOLE M. STEWART	Chief Accounting Officer

February 12, 2026

Niccole M. Stewart

(Principal Accounting Officer)

/S/ DOUGLAS B. HANSEN	Director and Chairman of the Board of Directors

February 12, 2026

Douglas B. Hansen

/S/ CHARLES L. JEMLEY	Director

February 12, 2026

Charles L. Jemley

/S/ BARBARA JESUELE	Director

February 12, 2026

Barbara Jesuele

/S/ MARRAN H. OGILVIE	Director

February 12, 2026

Marran H. Ogilvie

/S/ TONI STEELE	Director

February 12, 2026

Toni Steele

/S/ ELIZABETH TENNICAN	Director

February 12, 2026

Elizabeth Tennican