Form 10-Q
period 2026-03-31
Four Corners Property Trust, Inc.
filed 2026-04-30
CIK 1650132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of common stock outstanding as of April 30, 2026: 109,749,197

FOUR CORNERS PROPERTY TRUST, INC.

FORM 10 - Q

THREE MONTHS ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Real estate investments:
Land	$1,509,601	$1,499,059
Buildings, equipment and improvements	2,012,376	1,998,573
Total real estate investments	3,521,977	3,497,632
Less: Accumulated depreciation	(828,495)	(816,992)
Total real estate investments, net	2,693,482	2,680,640
Intangible real estate assets, net	126,589	129,371
Total real estate investments and intangible real estate assets, net	2,820,071	2,810,011
Cash and cash equivalents	29,646	12,144
Straight-line rent adjustment	72,543	71,765
Derivative assets	11,492	9,385
Deferred tax assets	1,719	1,679
Other assets	16,408	15,742
Total Assets	$2,951,879	$2,920,726

LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$582,516	$581,880
Senior unsecured notes, net of deferred financing costs	622,454	622,291
Dividends payable	40,129	39,567
Rent received in advance	16,372	17,939
Derivative liabilities	2,882	5,055
Other liabilities	23,401	24,155
Total liabilities	1,287,754	1,290,887

Equity:
Preferred stock, $0.0001 par value per share, 25,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value per share, 500,000,000 shares authorized, 109,749,197 and 108,188,605 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,753,431	1,713,606
Accumulated deficit	(103,350)	(93,555)
Accumulated other comprehensive income	11,927	7,665
Noncontrolling interest	2,106	2,112
Total equity	1,664,125	1,629,839
Total Liabilities and Equity	$2,951,879	$2,920,726

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental revenue	$69,813	$63,482
Restaurant revenue	8,353	7,994
Total revenues	78,166	71,476
Operating expenses:
General and administrative	7,485	7,639
Depreciation and amortization	16,186	14,429
Property expenses	3,375	3,265
Restaurant expenses	7,877	7,555
Total operating expenses	34,923	32,888
Interest expense	(13,121)	(12,731)
Other income	342	392
Income tax expense	(98)	(63)
Net income	30,366	26,186
Net income attributable to noncontrolling interest	(32)	(30)
Net Income Available to Common Shareholders	$30,334	$26,156

Basic net income per share:	$0.28	$0.26
Diluted net income per share:	$0.28	$0.26
Weighted average number of common shares outstanding:
Basic	109,281,022	99,708,806
Diluted	109,558,530	100,072,018
Dividends declared per common share outstanding	$0.3665	$0.3550

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$30,366	$26,186
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	5,359	(5,947)
Reclassification adjustment of derivative instruments included in net income	(1,093)	(2,322)
Other comprehensive income (loss)	4,266	(8,269)
Comprehensive income	34,632	17,917
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	32	30
Other comprehensive income (loss) attributable to noncontrolling interest	4	(10)
Comprehensive income attributable to noncontrolling interest	36	20
Comprehensive Income Attributable to Common Shareholders	$34,596	$17,897

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

For the Three Months Ended March 31, 2026

	Common Stock		Additional	Retained Earnings	Accumulated Other
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income	Noncontrolling Interest	Total
Balance at December 31, 2025	108,188,605	$11	$1,713,606	$(93,555)	$7,665	$2,112	$1,629,839
Net income	—	—	—	30,334	—	32	30,366
Other comprehensive income	—	—	—	—	4,262	4	4,266
ATM proceeds, net of issuance costs	1,439,298	—	39,136	—	—	—	39,136
Dividends and distributions to equity holders	—	—	—	(40,129)	—	(42)	(40,171)
Stock-based compensation, net	121,294	—	689	—	—	—	689
Balance at March 31, 2026	109,749,197	$11	$1,753,431	$(103,350)	$11,927	$2,106	$1,664,125

For the Three Months Ended March 31, 2025

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2024	99,825,119	$10	$1,482,698	$(57,729)	$23,633	$2,178	$1,450,790
Net income	—	—	—	26,156	—	30	26,186
Other comprehensive income	—	—	—	—	(8,259)	(10)	(8,269)
ATM proceeds, net of issuance costs	—	—	—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(35,409)	—	(41)	(35,450)
Stock-based compensation, net	146,887	—	(420)	—	—	—	(420)
Balance at March 31, 2025	99,972,006	$10	$1,482,278	$(66,982)	$15,374	$2,157	$1,432,837

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows - operating activities
Net income	$30,366	$26,186
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,186	14,429
Non-cash revenue adjustments	544	486
Amortization of financing costs	799	782
Stock-based compensation expense	2,613	2,760
Deferred income taxes	(40)	(55)
Changes in assets and liabilities:
Derivative assets and liabilities	(14)	(24)
Straight-line rent adjustment	(778)	(726)
Rent received in advance	(1,567)	8,780
Other assets and liabilities	(944)	(1,058)
Net cash provided by operating activities	47,165	51,560
Cash flows - investing activities
Purchases of real estate investments	(26,816)	(57,846)
Changes in acquisition deposits	(450)	(240)
Net cash used in investing activities	(27,266)	(58,086)
Cash flows - financing activities
Proceeds from ATM equity issuance, net of issuance costs	39,136	—
Payment of deferred financing costs	—	(6,712)
Proceeds from term loan borrowing	—	75,000
Proceeds from revolving credit facility	4,000	43,000
Repayment of revolving credit facility	(4,000)	(48,000)
Payment of dividends to shareholders	(39,567)	(35,359)
Distributions to non-controlling interests	(42)	(41)
Employee shares withheld for taxes	(1,924)	(3,180)
Net cash (used in) provided by financing activities	(2,397)	24,708
Net increase in cash and cash equivalents, including restricted cash	17,502	18,182
Cash and cash equivalents, including restricted cash, at beginning of period	12,144	4,081
Cash and cash equivalents, including restricted cash, at end of period	$29,646	$22,263
Supplemental disclosures:
Interest paid	$12,401	$13,123
Income taxes paid	$2	$19
Operating lease payments received (lessor)	$65,264	$58,766
Operating lease payments remitted (lessee)	$230	$234
Non-cash activities:
Dividends declared but not paid	$40,129	$35,408
Change in fair value of derivative instruments	$4,280	$(8,245)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Acquisition of Real Estate

The Company evaluates acquisitions to determine whether transactions should be accounted for as asset acquisitions or business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01, "Clarifying the Definition of a Business". The Company has determined the land, building, site improvements, and in-place leases (if any) of assets acquired were each single assets as the building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. Additionally, the Company has not acquired a substantive process used to generate outputs. As substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset and there were no processes acquired, the acquisitions do not qualify as businesses and are accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful lives of the acquired assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

other factors, such as our ability to sell our assets held for sale. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment loss.

Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Consolidated Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Consolidated Income Statements. We did not record impairment expense during the three months ended March 31, 2026 or March 31, 2025.

Real Estate Held for Sale

Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at March 31, 2026 or December 31, 2025.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	March 31,
(In thousands)	2026	2025
Cash and cash equivalents	$29,646	$22,263
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$29,646	$22,263

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

For leases where the Company is the lessor, we determine the classification upon commencement. At March 31, 2026, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. The Company expenses certain initial direct costs that are not incremental to obtaining a lease.

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

In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible real estate assets, net, on our Consolidated Balance Sheets. During the three months ended March 31, 2026 and March 31, 2025, the Company did not pay lease incentives to tenants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Restaurant Revenue

Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At March 31, 2026 and December 31, 2025, credit card receivables, included in other assets, totaled $0.2 million and $0.4 million, respectively. We recognize sales from our gift card when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

Restaurant Expenses

Restaurant expenses include restaurant labor, general and administrative expenses, and food and beverage costs. Food and beverage costs include inventory, warehousing, related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

Realized Gain on Sale, Net

The Company recognizes gain on sale, net of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the three months ended March 31, 2026 and March 31, 2025, the Company did not sell any properties.

Income Taxes

We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2016, and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT. So long as we qualify as a REIT, we generally will not be subject to federal income tax on our net income that we distribute currently to our shareholders. To maintain our qualification as a REIT, we are required under the Internal Revenue Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our shareholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on our undistributed taxable income.

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

See Note 9 - Equity for additional information.

Stock-Based Compensation

The Company’s stock-based compensation plan provides for the grant of restricted stock awards (“RSAs”), deferred stock units (“DSUs”), performance-based awards, including performance stock units (“PSUs”), dividend equivalents (“DEUs”), restricted stock units (“RSUs”), and other types of awards to eligible participants. DEUs are earned during the vesting period and received upon vesting of award. Upon forfeiture of an award, DEUs earned during the vesting period are also forfeited. We classify stock-based payment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

awards either as equity awards or liability awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight-line basis over their vesting periods, which range between one and five years. The total expense of the non-market component of the performance-based awards will change based on the estimated future performance payout and ranges between one and three years. No compensation cost is recognized for awards for which employees do not render the requisite services.

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

Application of New Accounting Standards

We consider the applicability and impact of all ASUs issued by the FASB. Other than as disclosed below, ASUs not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact to our consolidated results of operations, financial position and cash flows.

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

NOTE 3 – CONCENTRATION OF CREDIT RISK

Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 44.5% of the scheduled base rents. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

We are also subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of March 31, 2026, we had 316 Olive Garden branded locations in our portfolio, which comprise approximately 23.7% of our leased properties and approximately 31.5% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 48 states, of which one state, Texas, represented 10.0% of our lease revenues. No other state accounted for more than 10% of our lease revenues.

We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At March 31, 2026, our net exposure to risk related to amounts due to us on our derivative instruments totaling $8.6 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $350 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE ASSETS AND LIABILITIES, NET

Real Estate Investments, Net

Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

(In thousands)	March 31, 2026	December 31, 2025
Land	$1,509,601	$1,499,059
Buildings and improvements	1,876,349	1,862,630
Equipment	136,027	135,943
Total gross real estate investments	3,521,977	3,497,632
Less: accumulated depreciation	(828,495)	(816,992)
Real estate investments, net	2,693,482	2,680,640
Intangible real estate assets, net	126,589	129,371
Total Real Estate Investments and Intangible Real Estate Assets, Net	$2,820,071	$2,810,011

During the three months ended March 31, 2026, the Company invested $26.8 million, including transaction costs, in 10 properties located in eight states, and allocated the investment as follows: $10.5 million to land, $13.9 million to buildings and improvements, and $2.4 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 10.0 years as of March 31, 2026. During the three months ended March 31, 2026, no properties were sold.

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

Intangible Real Estate Assets and Liabilities, Net

The following tables detail intangible real estate assets and liabilities.

(In thousands)	March 31, 2026	December 31, 2025
Acquired in-place lease intangibles	$186,901	$184,508
Finance lease - right of use assets	13,989	14,040
Above-market leases	13,821	13,821
Lease incentives	10,205	10,205
Tenant improvements intangible	3,605	3,605
Direct lease costs	923	923
Total	229,444	227,102
Less: accumulated amortization	(102,855)	(97,731)
Intangible Real Estate Assets, Net	$126,589	$129,371

(In thousands)	March 31, 2026	December 31, 2025
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,876)	(1,825)
Intangible Real Estate Liabilities, Net	$734	$785

The value of acquired in-place leases amortized and included in depreciation and amortization expense was $4.5 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively. The value of above-market and below-market leases amortized as an adjustment to revenue was $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

respectively. For the three months ended March 31, 2026 and 2025, lease incentive amortization was $0.3 million and $0.2 million, respectively.

The following table presents the total weighted average amortization period remaining for our intangible real estate assets and liabilities at March 31, 2026.

(In years)
Acquired in-place leases	8.4
Above-market leases	5.9
Below-market leases	10.6
Lease incentives	10.2
Tenant improvement	12.9
Weighted Average Amortization Period of Intangible Real Estate Assets and Liabilities	8.5

Amortization of Lease Intangibles

The following table presents the estimated net impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment.

(In thousands)	March 31,
2026 (Nine months)	$14,057
2027	16,504
2028	13,965
2029	11,686
2030	9,532
Thereafter	39,019
Total Future Amortization	$104,763

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

Operating Lease Liability

Maturities of operating lease liabilities were as follows:

(In thousands)	March 31,
2026 (Nine months)	$545
2027	743
2028	755
2029	768
2030	626
Thereafter	3,794
Total Payments	7,231
Less: Interest	(1,723)
Operating Lease Liability	$5,508

The weighted-average discount rate for operating leases at March 31, 2026 was 4.7%. The weighted-average remaining lease term was 12.2 years.

Rental expense was $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table shows the components of rental revenue.

	Three Months Ended March 31,
(In thousands)	2026	2025
Lease revenue - operating leases	$67,009	$60,742
Variable lease revenue (tenant reimbursements)	2,804	2,740
Total Rental Revenue	$69,813	$63,482

Future Minimum Lease Payments to be Received

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	March 31,
2026 (Nine Months)	$200,209
2027	262,676
2028	236,848
2029	210,372
2030	183,697
Thereafter	861,135
Total Future Minimum Lease Payments	$1,954,937

Ground Leases as Lessee

As of March 31, 2026 and December 31, 2025, the Company had finance ground lease assets aggregating $13.8 million and $13.9 million, respectively. These assets are included in intangible real estate assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms ranging from 58 years to 93 years. All but two of these leases have options to extend certain of the lease terms for additional ninety-nine year terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was 88 years at March 31, 2026.

NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS

At both March 31, 2026 and December 31, 2025, our debt consisted of (1) $590 million of non-amortizing term loans and (2) $625 million of senior, unsecured, fixed rate notes. At March 31, 2026 and December 31, 2025, respectively, we had no outstanding borrowings under the revolving credit facility, and there were no outstanding letters of credit. At March 31, 2026, we had $350 million of borrowing capacity under the revolving credit facility. The revolving credit facility will mature on February 1, 2029 with two six-month extension options. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 4.6% and 4.7% at March 31, 2026 and December 31, 2025, respectively.

Revolving Credit and Term Loan Agreement

On January 31, 2025, the Company and its subsidiary, FCPT OP, entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “Credit Agreement”).

On August 19, 2025, the Company entered into Amendment No. 1 to the Credit Agreement which removed the credit spread adjustment applicable to the revolving credit and term loan agreement. Term loans under the Credit Agreement now accrue interest at a per annum rate equal to a SOFR rate plus a margin of 0.95% to 1.00%, and the revolver accrues interest at a per annum rate equal to a margin of 0.85%. A facility fee at a rate of 0.20% per annum applies to the total revolving commitments available under the Credit Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents the Term Loan balances under the Credit Agreement.

				Outstanding Balance
(Dollars in thousands)	Maturity Date		Interest Rate (a)	March 31, 2026	December 31, 2025
Term Loans:
Term loan due 2026	Nov 2026	(b)	4.65%	$100,000	$100,000
Term loan due 2027	Feb 2027		4.60%	90,000	90,000
Term loan due 2027	Mar 2027	(b)	4.60%	85,000	85,000
Term loan due 2028	Feb 2028		4.60%	90,000	90,000
Term loan due 2029	Feb 2029	(b)	4.60%	225,000	225,000
Total Term Loans				$590,000	$590,000

(a)
Loans reset at Daily Simple SOFR + the applicable credit spread of 0.95% to 1.00% at March 31, 2026.
(b)
Loan has one twelve month extension option exercisable at the Company's discretion, subject to certain conditions.

Note Purchase Agreement

The following table presents the senior unsecured fixed rate notes balance.

			Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate	March 31, 2026	December 31, 2025
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	100,000
Total Notes			$625,000	$625,000

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt.

(In thousands)	March 31,
Remainder of 2026	$150,000
2027	250,000
2028	140,000
2029	325,000
2030	75,000
Thereafter	275,000
Total Scheduled Principal Payments	$1,215,000

Deferred Financing Costs

At March 31, 2026 and December 31, 2025, term loan and revolving credit facility net unamortized deferred financing costs were approximately $7.5 million and $8.1 million, respectively. During the three months ended March 31, 2026 and 2025, amortization of deferred financing costs was $0.6 million, respectively.

At March 31, 2026 and December 31, 2025, senior unsecured notes net unamortized deferred financing costs were approximately $2.5 million and $2.7 million, respectively. During the three months ended March 31, 2026 and 2025, amortization of deferred financing costs was $0.2 million, respectively.

The Company was in compliance with all debt covenants at March 31, 2026 and December 31, 2025.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2026, $590 million of our variable-rate debt is hedged by swaps with notional values totaling $590 million. As of December 31, 2025, $560 million of our variable-rate debt was hedged by swaps with notional values totaling $560 million.

During the three months ended March 31, 2026, we entered into five interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $4.2 million will be reclassified to earnings as a reduction to interest expense.

Non-designated Hedges

We do not use derivatives for trading or speculative purposes. During the three months ended March 31, 2026 and 2025, respectively, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet.

	Derivative Assets			Derivative Liabilities
		Fair Value at			Fair Value at
(Dollars in thousands)	Balance Sheet Location	March 31, 2026	December 31, 2025	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$11,492	$9,385	Derivative liabilities	$2,882	$5,055
Total		$11,492	$9,385		$2,882	$5,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income

The table below presents the effect of our interest rate swaps on comprehensive income.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three Months Ended March 31, 2026	5,359	Interest expense	(1,093)	(13,121)
Three Months Ended March 31, 2025	(5,947)	Interest expense	(2,322)	(12,731)

Tabular Disclosure Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at March 31, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Assets	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2026	$11,492	$—	$11,492	$(2,524)	$—	$8,968
December 31, 2025	9,385	—	9,385	(3,050)	—	6,335

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Liabilities Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Recognized Liabilities	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2026	$2,882	$—	$2,882	$(2,524)	$—	$358
December 31, 2025	5,055	—	5,055	(3,050)	—	2,005

Credit-risk-related Contingent Features

The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

At March 31, 2026 and December 31, 2025, the fair value of derivatives in a net asset position related to these agreements was $8.6 million and $4.3 million, respectively. As of March 31, 2026, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at March 31, 2026, we would have been entitled to the termination value of approximately $8.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS

Other Assets

The components of other assets were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Accounts receivable	$5,140	$5,803
Operating lease right-of-use asset	4,685	4,798
Prepaid assets	2,637	1,702
Prepaid acquisition costs and deposits	1,519	1,017
Inventories	237	246
Other	2,190	2,176
Total Other Assets	$16,408	$15,742

Other Liabilities

The components of other liabilities were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Accrued interest expense	$8,486	$7,309
Operating lease liability	5,508	5,618
Accrued tenant liabilities	3,694	4,318
Tenant deposits	1,463	1,319
Accrued compensation	1,422	3,037
Intangible real estate liabilities, net	734	785
Accounts payable	665	751
Accrued operating expenses	576	250
Other	853	768
Total Other Liabilities	$23,401	$24,155

NOTE 9 – EQUITY

Preferred Stock

At March 31, 2026 and December 31, 2025, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at March 31, 2026 and December 31, 2025.

Common Stock

At March 31, 2026 and December 31, 2025, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At March 31, 2026, there were 109,749,197 shares of the Company's common stock issued and outstanding.

On March 5, 2026, we declared a dividend of $0.3665 per share, which was paid in April 2026 to common stockholders of record as of March 31, 2026.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables present the Company’s activity under its ATM programs:

Three Months Ended March 31, 2026
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	1,439,298	$27.72	$27.19	$39,136
Total shares sold and issued under the ATM programs	1,439,298	$27.72	$27.19	$39,136
(1)
Net proceeds, after sales commissions and offering expenses

Three Months Ended March 31, 2025
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	5,266,452	$28.30	n/a	n/a
Physically settled forward sale agreements	—	$—	$—	$—
Total shares sold and issued under the ATM programs	—	$—	$—	$—
(1)
Net proceeds, after sales commissions and offering expenses

At March 31, 2026, the Company had no outstanding forward sale agreements.

At March 31, 2026, there was $500.0 million available for issuance under the ATM programs.

Noncontrolling Interest

At March 31, 2026, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the three months ended March 31, 2026, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $2.7 million and $2.6 million as of March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, FCPT was the owner of approximately 99.90% of FCPT’s OP units. The remaining 0.10%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three months ended March 31, 2026, FCPT OP distributed $42 thousand to its unaffiliated limited partners.

Earnings Per Share

The following table presents the computation of basic and diluted net earnings per common share.

	Three Months Ended March 31,
(In thousands except for shares and per share data)	2026	2025
Average common shares outstanding – basic	109,281,022	99,708,806
Net effect of dilutive equity awards	277,508	363,212
Average common shares outstanding – diluted	109,558,530	100,072,018
Net income available to common shareholders	$30,334	$26,156
Basic net earnings per share	$0.28	$0.26
Diluted net earnings per share	$0.28	$0.26

For the three months ended March 31, 2026 and 2025, the number of outstanding equity awards that were anti-dilutive totaled 596,177 and 468,072, respectively.

Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three months ended March 31, 2026 and 2025 was 114,559, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

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

At March 31, 2026, 848,037 shares of common stock were available for award under the Amended Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $14.4 million at March 31, 2026 as shown in the following table.

Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at December 31, 2025	$2,249	$3,166	$2,996	$8,411
Equity grants	1,021	4,063	3,055	8,139
Equity grant forfeitures	—	—	—	—
Change in expense from performance multiplier	—	—	447	447
Equity compensation expense	(493)	(1,364)	(756)	(2,613)
Unrecognized Compensation Cost at March 31, 2026	$2,777	$5,865	$5,742	$14,384

At March 31, 2026, the weighted average amortization period remaining for all of our equity awards was 2.0 years.

Restricted Stock Units

RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.

At March 31, 2026 and December 31, 2025, there were 315,822 and 290,385 RSUs outstanding, respectively. During the three months ended March 31, 2026, 42,055 RSUs were granted, 16,618 RSUs vested, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2031.

Restricted Stock Awards

RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.

At March 31, 2026 and December 31, 2025, there were 255,766 and 229,336 RSAs outstanding, respectively. During the three months ended March 31, 2026, 167,313 RSAs were granted, and no RSAs were forfeited. There were 140,883 RSAs vested, of which 69,682 were designated for tax withholdings. Restrictions on these RSAs lapse through 2029. The Company expects all RSAs to vest.

Performance-Based Restricted Stock Awards

At March 31, 2026 and December 31, 2025, the target number of PSUs that were unvested was 302,097 and 273,600, respectively. During the three months ended March 31, 2026, PSUs with a target number of 114,476 shares were granted and no shares were forfeited. During the three months ended March 31, 2026, PSUs with a target number of 85,979 vested with a total shareholder return of 0%, resulting in the distribution of no shares.

The performance period of the unvested grants runs from January 1, 2026 through December 31, 2028, January 1, 2025 through December 31, 2027, and January 1, 2024 through December 31, 2026. Pursuant to the PSU award agreement, each participant is eligible to vest in and receive shares of the Company's common stock based on the initial target number of shares granted multiplied by a percentage range between 0% and 200%. The percentage range is based on the attainment of a combination of relative shareholder return, total shareholder return of the Company compared to certain specified peer groups of companies, and, with respect to unvested grants that run January 1, 2026 to December 31, 2028 and January 1, 2025 to December 31, 2027, adjusted funds from operations per share growth during the performance period. The fair value of the relative shareholder return and total shareholder return components of the performance shares was estimated on the date of grant using a Monte Carlo Simulation model.

The grant date fair values of the relative shareholder return and total shareholder return components of the PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2026 PSU grant, the Company used an implied volatility assumption of 18.8% (based on historical volatility), risk free rate of 3.6%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs). The grant date fair value of the adjusted funds from operations per share growth component of the PSU award was determined using the five-day average closing market price of our common stock. The total expense of this component of the award will change based on the estimated future performance payout.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Company expects to recognize $5.7 million in compensation expense over the remaining requisite service period associated with the unvested PSU awards.

NOTE 11 – FAIR VALUE MEASUREMENTS

The carrying amounts of certain of the Company’s financial instruments including cash equivalents, accounts receivable, accounts payable, accrued liabilities, and derivative financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates. The carrying value of derivative financial instruments equals fair value in accordance with U.S. GAAP. Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate hierarchy disclosures each reporting period.

The following table presents the assets and liabilities recorded that are reported at fair value on our Consolidated Balance Sheets on a recurring basis.

Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$11,492	$—	$11,492
Liabilities
Derivative liabilities	$—	$2,882	$—	$2,882

December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$9,385	$—	$9,385
Liabilities
Derivative liabilities	$—	$5,055	$—	$5,055

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at March 31, 2026 and December 31, 2025 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

Fair Value of Certain Financial Liabilities

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Term loan due November 2026	100,000	99,948	$100,000	$100,042
Term loan due February 2027	90,000	89,861	90,000	89,947
Term loan due March 2027	85,000	85,344	85,000	85,550
Term loan due February 2028	90,000	90,230	90,000	90,500
Term loan due February 2029	225,000	223,912	225,000	224,596
Senior fixed note due December 2026	50,000	49,921	50,000	50,057
Senior fixed note due June 2027	75,000	74,972	75,000	75,359
Senior fixed note due December 2028	50,000	49,591	50,000	50,106
Senior fixed note due April 2029	50,000	46,845	50,000	47,160
Senior fixed note due June 2029	50,000	47,240	50,000	47,608
Senior fixed note due April 2030	75,000	69,790	75,000	70,432
Senior fixed note due March 2031	50,000	44,519	50,000	45,070
Senior fixed note due April 2031	50,000	45,074	50,000	45,546
Senior fixed note due March 2032	75,000	66,654	75,000	67,478
Senior fixed note due July 2033	100,000	106,140	100,000	108,230
Revolving credit facility due February 2029	—	—	—	—
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

NOTE 13 – SEGMENTS

During the three months ended March 31, 2026 and 2025, we operated in two segments: real estate operations and restaurant operations. In our real estate operations, we lease properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. In our restaurant operations, we operate seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents financial information for the real estate operations segment.

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues:
Real estate operations revenue	$69,802	$63,461
Segment revenue	69,802	63,461
Operating expenses:
Interest expense	12,322	11,949
Other segment items, net (1)	7,999	7,829
AFFO	$49,481	$43,683
Reconciliation to Segment net income:
Depreciation and amortization	(15,979)	(14,222)
Stock-based compensation	(2,613)	(2,760)
Straight-line rent	778	726
Non-cash amortization of deferred financing costs	(799)	(782)
Other non-cash revenue adjustments	(544)	(486)
Segment Net Income	$30,324	$26,159
(1)
Other segment items, net includes: compensation and related expenses, external services, other operating costs, property expenses, other income, net, and income tax expense

The following table presents financial information for the restaurant operations segment.

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues:
Restaurant operations revenue	$8,353	$7,994
Segment revenue	8,353	7,994
Operating expenses:
Cost of goods sold	6,569	6,237
Other segment items, net (1)	1,531	1,537
EBITDA	$253	$220
Reconciliation to Segment net income:
Depreciation and amortization	(207)	(207)
Income tax benefit (expense)	(4)	14
Segment Net Income	$42	$27
(1)
Other segment items, net includes: franchise fees, rent and property tax expense, and administrative expense

The following table reconciles the segment revenues to our total revenues.

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues:
Real estate operations revenue	$69,802	$63,461
Restaurant operations revenue	8,353	7,994
Other	11	21
Total Revenues	$78,166	$71,476

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table reconciles the segment revenues to our net income.

	Three Months Ended March 31,
(In thousands)	2026	2025
Segment net income:
Real estate operations	$30,324	$26,159
Restaurant operations	42	27
Net Income	$30,366	$26,186

The following table presents supplemental information by segment.

Supplemental Segment Information at March 31, 2026

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,499,616	$22,361	$3,521,977
Accumulated depreciation	(820,567)	(7,928)	(828,495)
Total real estate investments, net	$2,679,049	$14,433	$2,693,482
Cash and cash equivalents	$28,073	$1,573	$29,646
Total assets	$2,929,705	$22,174	$2,951,879
Total debt, net of deferred financing costs	$1,204,970	$—	$1,204,970

Supplemental Segment Information at December 31, 2025

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,475,271	$22,361	$3,497,632
Accumulated depreciation	(809,161)	(7,831)	(816,992)
Total real estate investments, net	$2,666,110	$14,530	$2,680,640
Cash and cash equivalents	$10,933	$1,211	$12,144
Total assets	$2,898,869	$21,857	$2,920,726
Total debt, net of deferred financing costs	$1,204,171	$—	$1,204,171

Capital expenditures in our Consolidated Statements of Cash Flows relate to the real estate operations segment.

NOTE 14 – SUBSEQUENT EVENTS

The Company reviewed its subsequent events and transactions that have occurred after March 31, 2026, the date of the Consolidated Balance Sheet, through April 30, 2026, and noted the following:

Capital Resources

On April 6, 2026, the Company entered into a new $200 million senior unsecured delayed draw term loan facility (the "Term Loan Facility") with a group of existing lenders from its existing credit facility. The Term Loan Facility has a seven-year tenor and matures on April 6, 2033, and did not impact the Company's debt covenants. $50 million of the Term Loan Facility was drawn at close and was used to fund the Company’s immediate investment pipeline and other general corporate purposes.

The remaining $150 million of delayed draw term loan commitments under the Term Loan Facility are expected to fund additional pipeline acquisitions at the Company’s discretion. The Term Loan Facility contains a credit margin of 1.25% over SOFR as determined by FCPT’s current investment grade ratings on its senior unsecured debt.

Acquisitions & Disposals

The Company invested $15.6 million in the acquisition of four net lease properties with an investment yield of approximately 7.0%, and approximately 11.8 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for the transactions as asset acquisitions in accordance with U.S. GAAP. There was no contingent liability associated with the transactions at March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when Four Corners Property Trust, Inc. (the “Company”) uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, Four Corners Property Trust, Inc. is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those anticipated or projected are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K of Four Corners Property Trust, Inc. for the year ended December 31, 2025. Any references to “FCPT,” “the Company,” “we,” “us,” or “our” refer to Four Corners Property Trust, Inc. as an independent, publicly traded, self-administered company.

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

In addition to managing our existing properties, our strategy includes investing in additional restaurant and retail properties to grow and diversify our existing portfolio. We expect this acquisition strategy will decrease our reliance on higher tenant concentrations and help us gain exposure to non-restaurant retail properties over time. We intend to purchase properties that are well located, occupied by durable concepts, with creditworthy tenants whose operating cash flows are expected to meaningfully exceed their lease payments to us. We seek to improve the probability of successful tenant renewal at the end of initial lease terms by acquiring properties that have high levels of operator profitability compared to rent payments and have absolute rent levels that generally reflect market rates.

During the three months ended March 31, 2026, FCPT acquired 10 properties for a total investment value of $26.8 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 10.0 years.

At March 31, 2026, our lease portfolio had the following characteristics:

•
1,313 properties located in 48 states and representing an aggregate leasable area of 8.8 million square feet;
•
99.6% occupancy (based on leasable square footage);

•
An average remaining lease term of 6.7 years (weighted by annualized base rent);
•
An average annual rent escalation of 1.5% through December 31, 2030 (weighted by annualized base rent);
•
99.7% of the contractual base rent collected for the three months ended March 31, 2026; and
•
52% investment-grade tenancy (weighted by annualized base rent).

Analysis of Results of Operations

The following discussion includes the results of our operations for the three months ended March 31, 2026 and 2025 as summarized in the table below:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues:
Rental revenue	$69,813	$63,482
Restaurant revenue	8,353	7,994
Total revenues	78,166	71,476
Operating expenses:
General and administrative	7,485	7,639
Depreciation and amortization	16,186	14,429
Property expenses	3,375	3,265
Restaurant expenses	7,877	7,555
Total operating expenses	34,923	32,888
Interest expense	(13,121)	(12,731)
Other income	342	392
Income tax expense	(98)	(63)
Net income	30,366	26,186
Net income attributable to noncontrolling interest	(32)	(30)
Net Income Attributable to Common Shareholders	$30,334	$26,156

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

During the three months ended March 31, 2026 and 2025, we operated in two segments: real estate operations and restaurant operations. Our real estate operations generate rental income from leases primarily with restaurant brands, which we recognize on a straight-line basis to include the effect of base rent escalators. Our restaurant operations generate restaurant revenue from operating seven LongHorn Steakhouse restaurants.

Real Estate Operations

Rental Revenue

Rental revenue increased $6.3 million, or 10%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was due primarily to the acquisition of 92 leased properties during the year-over-year period from April 1, 2025 through March 31, 2026. During the three months ended March 31, 2026, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees, within rental revenue of $2.8 million as compared to $2.7 million during the three months ended March 31, 2025. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology, and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expenses decreased $0.2 million, or 2%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a decrease in stock-based compensation expense. General and administrative expense, after excluding stock-based compensation, for the three months ended March 31, 2026 was $4.9 million, compared to $4.9 million of general and administrative expense, after excluding stock-based compensation, for the three months ended March 31, 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization increased by approximately $1.8 million, or 12%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to the acquisition of 92 properties, during the year-over-year period from April 1, 2025 through March 31, 2026.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the three months ended March 31, 2026, we recorded property expenses of $3.4 million, of which $2.8 million was reimbursed by tenants. During the three months ended March 31, 2025, we recorded property expenses of $3.3 million, of which $2.7 million was reimbursed by tenants. The increase in property expenses is primarily due to an increase in franchise tax, property tax, and vacancy-related expenses.

Interest Expense

We incur interest expense on our $590 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased by $0.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the net increase in term loans of $75 million in January 2025.

Realized Gain on Sale, Net

During the three months ended March 31, 2026 and 2025, no properties were sold.

Income Taxes

During the three months ended March 31, 2026 and 2025, our income tax expense was $0.1 million, respectively. The income tax expense on real estate operations consists of state, and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to modestly increase.

Restaurant Operations

Restaurant revenues increased by $0.4 million, or 4%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to increased guest counts and higher average spend per guest.

Total restaurant expenses increased by $0.3 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily attributable to higher commodity costs.

During the three months ended March 31, 2026, and March 31, 2025, the Company recorded income tax expense of less than $20 thousand for either period.

Critical Accounting Policies and Estimates

The preparation of FCPT’s Consolidated Financial Statements in conformance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of FCPT’s critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2025 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Management believes those critical accounting policies, among others, affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements.

New Accounting Standards

A discussion of new accounting standards and the possible effects of these standards on our Consolidated Financial Statements is included in Note 2 - Summary of Significant Accounting Policies of our Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Financial Condition

At March 31, 2026, we had $29.6 million of cash and cash equivalents and $350 million of borrowing capacity under our revolving credit facility, which expires on February 1, 2029, subject to our ability to extend the term for two additional six-month periods to February 1, 2030. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of March 31, 2026, we had no outstanding borrowings under the revolving credit facility. At March 31, 2026, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 3.97%.

On January 31, 2025, the Company and its subsidiary, FCPT OP, entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “Credit Agreement”).

On August 19, 2025, the Company entered into Amendment No. 1 to the Credit Agreement which removed the credit spread adjustment applicable to the revolving credit and term loan agreement. Term loans under the Credit Agreement now accrue interest at a per annum rate equal to a SOFR rate plus a margin of 0.95% to 1.00%, and the revolver accrues interest at a per annum rate equal to a margin of 0.85%. A facility fee at a rate of 0.20% per annum applies to the total revolving commitments available under the Credit Agreement.

On April 6, 2026, the Company entered into a new $200 million senior unsecured delayed draw term loan facility (the "Term Loan Facility") with a group of existing lenders from its existing credit facility. The Term Loan Facility has a seven-year tenor and matures on April 6, 2033 and did not impact the Company's debt covenants. $50 million of the Term Loan Facility was drawn at close and was used to fund the Company’s immediate investment pipeline and other general corporate purposes.

The remaining $150 million of delayed draw term loan commitments under the Term Loan Facility are expected to fund additional pipeline acquisitions at the Company’s discretion. The Term Loan Facility contains a credit margin of 1.25% over SOFR as determined by FCPT’s current investment grade ratings on its senior unsecured debt.

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

Product	Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
Swap	$25,000	3/9/2023	11/9/2026	4.12%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2023	11/9/2026	3.65%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2023	11/9/2028	4.25%	Daily Simple SOFR + 10 bps
Swap	25,000	11/13/2023	11/9/2028	4.42%	Daily Simple SOFR + 10 bps
Swap	25,000	4/9/2024	4/9/2029	4.04%	Daily Simple SOFR + 10 bps
Swap	30,000	4/9/2024	4/9/2029	3.91%	Daily Simple SOFR + 10 bps
Swap	30,000	4/9/2024	4/9/2029	3.88%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2024	11/9/2029	3.97%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.81%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.80%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.09%	Daily Simple SOFR + 10 bps
Swap	25,000	3/19/2025	3/9/2030	3.79%	Daily Simple SOFR + 10 bps
Swap	25,000	7/9/2025	11/9/2027	3.55%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2027	1.48%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2027	1.54%	Daily Simple SOFR + 10 bps
Swap	25,000	11/10/2025	11/9/2028	2.25%	1 month Term SOFR
Swap	50,000	11/10/2025	11/9/2028	1.49%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2028	2.02%	Daily Simple SOFR + 10 bps
Swap (1)	30,000	2/18/2026	11/9/2031	3.38%	Daily Simple SOFR + 10 bps
Swap (1)	25,000	4/6/2026	11/9/2029	3.54%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2026	11/9/2030	3.75%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2026	11/9/2031	3.87%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2027	11/9/2029	3.51%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2027	11/9/2029	3.39%	Daily Simple SOFR + 10 bps
Swap (1)	25,000	11/9/2027	11/9/2029	3.26%	Daily Simple SOFR + 10 bps
Swap (1)	25,000	11/9/2027	11/9/2029	3.27%	Daily Simple SOFR + 10 bps
Swap (1)	25,000	11/9/2028	11/9/2030	3.43%	Daily Simple SOFR + 10 bps

(1)
During the first three months of 2026, we entered into these interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility

The Company also enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt.

The Company has issued the following $625 million of senior unsecured fixed rate notes in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	March 31, 2026
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Senior Unsecured Fixed Rate Notes			$625,000

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

During the three months ended March 31, 2026, the Company had the following activity under its ATM program, the net proceeds of which were employed to fund acquisitions and for general corporate purposes.

Three Months Ended March 31, 2026
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	1,439,298	$27.72	$27.19	$39,136
Total shares sold and issued under the ATM programs	1,439,298	$27.72	$27.19	$39,136
(1)
Net proceeds, after sales commissions and offering expenses

At March 31, 2026, the Company had no outstanding forward sale agreements.

At March 31, 2026, there was $500.0 million available for issuance under the ATM programs.

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

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Net income	$30,366	$26,186
Depreciation and amortization on real estate investments	16,111	14,392
FFO (as defined by NAREIT)	$46,477	$40,578
Straight-line rent	(778)	(726)
Deferred income tax expense (1)	(40)	(55)
Stock-based compensation	2,613	2,760
Non-cash amortization of deferred financing costs	799	782
Non-real estate investment depreciation	75	37
Other non-cash revenue adjustments	544	486
Adjusted Funds from Operations (AFFO)	$49,690	$43,862

Weighted average fully diluted shares outstanding (2)	109,673,089	100,186,577

FFO per diluted share	$0.42	$0.41

AFFO per diluted share	$0.45	$0.44

(1)
Amount represents non-cash deferred income tax benefit recognized in the three months ended March 31, 2026 and 2025 for income tax benefit at the Kerrow Restaurant Business.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A titled “Risk Factors.” Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2026, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we are party to various claims and legal actions that management believes are routine in nature and incidental to the operation of our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our operations, financial condition or liquidity.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Part I, Item 1A. “Risk Factors” beginning on page 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

a.
None.
b.
None.
c.
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1

Term Loan Agreement, dated April 6, 2026, among Four Corners Operating Partnership, LP, as Borrower, Four Corners Property Trust, Inc., as the Company, the Lenders from time to time party thereto, and The Huntington National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 7, 2026).

10.2

Parent Guaranty, dated April 6, 2026, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of The Huntington National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 7, 2026).

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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	April 30, 2026	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 30, 2026	By:	/s/ Patrick L. Wernig
Patrick L. Wernig
Chief Financial Officer
(Principal Financial Officer)

Dated:	April 30, 2026	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)