Form 10-Q
period 2026-06-30
Four Corners Property Trust, Inc.
filed 2026-07-30
CIK 1650132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of shares of common stock outstanding as of July 30, 2026: 109,756,406

FOUR CORNERS PROPERTY TRUST, INC.

FORM 10 - Q

THREE AND SIX MONTHS ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Real estate investments:
Land	$1,532,635	$1,499,059
Buildings, equipment and improvements	2,040,779	1,998,573
Total real estate investments	3,573,414	3,497,632
Less: Accumulated depreciation	(839,554)	(816,992)
Total real estate investments, net	2,733,860	2,680,640
Intangible real estate assets, net	128,392	129,371
Total real estate investments and intangible real estate assets, net	2,862,252	2,810,011
Cash and cash equivalents	24,790	12,144
Straight-line rent adjustment	72,959	71,765
Derivative assets	15,302	9,385
Deferred tax assets	1,755	1,679
Other assets	19,305	15,742
Total Assets	$2,996,363	$2,920,726

LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$630,744	$581,880
Senior unsecured notes, net of deferred financing costs	622,616	622,291
Dividends payable	80,369	39,567
Rent received in advance	16,255	17,939
Derivative liabilities	446	5,055
Other liabilities	23,578	24,155
Total liabilities	1,374,008	1,290,887

Equity:
Preferred stock, $0.0001 par value per share, 25,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value per share, 500,000,000 shares authorized, 109,756,406 and 108,188,605 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,755,885	1,713,606
Accumulated deficit	(153,755)	(93,555)
Accumulated other comprehensive income	18,155	7,665
Noncontrolling interest	2,059	2,112
Total equity	1,622,355	1,629,839
Total Liabilities and Equity	$2,996,363	$2,920,726

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental revenue	$70,035	$64,814	$139,848	$128,296
Restaurant revenue	8,383	8,028	16,736	16,022
Total revenues	78,418	72,842	156,584	144,318
Operating expenses:
General and administrative	7,241	6,440	14,726	14,079
Depreciation and amortization	16,564	14,620	32,750	29,049
Property expenses	3,623	3,386	6,998	6,651
Restaurant expenses	7,799	7,361	15,676	14,916
Total operating expenses	35,227	31,807	70,150	64,695
Interest expense	(13,813)	(13,081)	(26,934)	(25,812)
Other income	684	113	1,026	505
Income tax expense	(67)	(112)	(165)	(175)
Net income	29,995	27,955	60,361	54,141
Net income attributable to noncontrolling interest	(31)	(31)	(63)	(61)
Net Income Available to Common Shareholders	$29,964	$27,924	$60,298	$54,080

Basic net income per share:	$0.27	$0.28	$0.55	$0.54
Diluted net income per share:	$0.27	$0.28	$0.55	$0.54
Weighted average number of common shares outstanding:
Basic	109,495,491	100,820,074	109,388,849	100,267,510
Diluted	109,794,308	101,168,231	109,703,005	100,631,217
Dividends declared per common share outstanding	$0.3665	$0.3550	$0.7330	$0.7100

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$29,995	$27,955	$60,361	$54,141
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	7,288	(3,191)	12,647	(9,137)
Reclassification adjustment of derivative instruments included in net income	(1,053)	(2,403)	(2,146)	(4,726)
Other comprehensive income (loss)	6,235	(5,594)	10,501	(13,863)
Comprehensive income	36,230	22,361	70,862	40,278
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	31	31	63	61
Other comprehensive income (loss) attributable to noncontrolling interest	7	(6)	11	(16)
Comprehensive income attributable to noncontrolling interest	38	25	74	45
Comprehensive Income Attributable to Common Shareholders	$36,192	$22,336	$70,788	$40,233

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

For the Three Months Ended June 30, 2026

	Common Stock		Additional	Retained Earnings	Accumulated Other
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income	Noncontrolling Interest	Total
Balance at March 31, 2026	109,749,197	$11	$1,753,431	$(103,350)	$11,927	$2,106	$1,664,125
Net income	—	—	—	29,964	—	31	29,995
Other comprehensive income	—	—	—	—	6,228	7	6,235
ATM proceeds, net of issuance costs	—	—	—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(80,369)	—	(85)	(80,454)
Stock-based compensation, net	7,209	—	2,454	—	—	—	2,454
Balance at June 30, 2026	109,756,406	$11	$1,755,885	$(153,755)	$18,155	$2,059	$1,622,355

For the Six Months Ended June 30, 2026

	Common Stock		Additional	Retained Earnings	Accumulated Other
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income	Noncontrolling Interest	Total
Balance at December 31, 2025	108,188,605	$11	$1,713,606	$(93,555)	$7,665	$2,112	$1,629,839
Net income	—	—	—	60,298	—	63	60,361
Other comprehensive income	—	—	—	—	10,490	11	10,501
ATM proceeds, net of issuance costs	1,439,298	—	39,136	—	—	—	39,136
Dividends and distributions to equity holders	—	—	—	(120,498)	—	(127)	(120,625)
Stock-based compensation, net	128,503	—	3,143	—	—	—	3,143
Balance at June 30, 2026	109,756,406	$11	$1,755,885	$(153,755)	$18,155	$2,059	$1,622,355

The accompanying notes are an integral part of this financial statement.

For the Three Months Ended June 30, 2025

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at March 31, 2025	99,972,006	$10	$1,482,278	$(66,982)	$15,374	$2,157	$1,432,837
Net income	—	—	—	27,924	—	31	27,955
Other comprehensive loss	—	—	—	—	(5,588)	(6)	(5,594)
ATM proceeds, net of issuance costs	2,241,232	—	61,993	—	—	—	61,993
Dividends and distributions to equity holders	—	—	—	(36,210)	—	(40)	(36,250)
Stock-based compensation, net	17,546	—	2,001	—	—	—	2,001
Balance at June 30, 2025	102,230,784	$10	$1,546,272	$(75,268)	$9,786	$2,142	$1,482,942

For the Six Months Ended June 30, 2025

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2024	99,825,119	$10	$1,482,698	$(57,729)	$23,633	$2,178	$1,450,790
Net income	—	—	—	54,080	—	61	54,141
Other comprehensive loss	—	—	—	—	(13,847)	(16)	(13,863)
ATM proceeds, net of issuance costs	2,241,232	—	61,993	—	—	—	61,993
Dividends and distributions to equity holders	—	—	—	(71,619)	—	(81)	(71,700)
Stock-based compensation, net	164,433	—	1,581	—	—	—	1,581
Balance at June 30, 2025	102,230,784	$10	$1,546,272	$(75,268)	$9,786	$2,142	$1,482,942

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows - operating activities
Net income	$60,361	$54,141
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,750	29,049
Gain on exchange of nonfinancial assets	(377)	—
Non-cash revenue adjustments	1,011	964
Amortization of financing costs	1,688	1,568
Stock-based compensation expense	5,068	4,761
Deferred income taxes	(76)	(69)
Changes in assets and liabilities:
Derivative assets and liabilities	(25)	(37)
Straight-line rent adjustment	(1,248)	(1,563)
Rent received in advance	(1,684)	8,843
Intangible assets (lease incentive payments)	(48)	(70)
Other assets and liabilities	409	(2,268)
Net cash provided by operating activities	97,829	95,319
Cash flows - investing activities
Purchases of real estate investments	(85,515)	(144,322)
Changes in acquisition deposits	(4,600)	(350)
Net cash used in investing activities	(90,115)	(144,672)
Cash flows - financing activities
Proceeds from ATM equity issuance, net of issuance costs	39,136	61,993
Payment of deferred financing costs	(2,498)	(6,712)
Proceeds from term loan borrowing	50,000	75,000
Proceeds from revolving credit facility	4,000	88,000
Repayment of revolving credit facility	(4,000)	(93,000)
Payment of dividends to shareholders	(79,696)	(70,767)
Distributions to non-controlling interests	(85)	(81)
Employee shares withheld for taxes	(1,925)	(3,180)
Net cash provided by financing activities	4,932	51,253
Net increase in cash and cash equivalents, including restricted cash	12,646	1,900
Cash and cash equivalents, including restricted cash, at beginning of period	12,144	4,081
Cash and cash equivalents, including restricted cash, at end of period	$24,790	$5,981
Supplemental disclosures:
Interest paid	$27,105	$29,012
Income taxes paid	$448	$503
Operating lease payments received (lessor)	$133,876	$121,064
Operating lease payments remitted (lessee)	$463	$426
Non-cash activities:
Dividends declared but not paid	$80,369	$36,210
Change in fair value of derivative instruments	$10,526	$(13,826)

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

Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Consolidated Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Consolidated Income Statements. We did not record impairment expense during the six months ended June 30, 2026 or June 30, 2025.

Real Estate Held for Sale

Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at June 30, 2026 or December 31, 2025.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	June 30,
(In thousands)	2026	2025
Cash and cash equivalents	$24,790	$5,981
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$24,790	$5,981

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

For leases where the Company is the lessor, we determine the classification upon commencement. At June 30, 2026, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. The Company expenses certain initial direct costs that are not incremental to obtaining a lease.

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

In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible real estate assets, net, on our Consolidated Balance Sheets. During both the three and six months ended June 30, 2026 and June 30, 2025, the Company paid lease incentives to tenants of $48 thousand and $70 thousand, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Restaurant Revenue

Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At June 30, 2026 and December 31, 2025, credit card receivables, included in other assets, totaled $0.2 million and $0.4 million, respectively. We recognize sales from our gift card when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

Restaurant Expenses

Restaurant expenses include restaurant labor, general and administrative expenses, and food and beverage costs. Food and beverage costs include inventory, warehousing, related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

Realized Gain on Sale, Net

The Company recognizes gain on sale, net of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the six months ended June 30, 2026 and June 30, 2025, the Company did not sell any properties.

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

NOTE 3 – CONCENTRATION OF CREDIT RISK

Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 43.8% of the scheduled base rents as of June 30, 2026. As our revenues predominately consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

We are also subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of June 30, 2026, we had 317 Olive Garden branded locations in our portfolio, which comprise approximately 23.4% of our leased properties and approximately 31.1% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 48 states. There are no concentrations of 10% or greater of total rental revenue in any one state.

We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At June 30, 2026, our net exposure to risk related to amounts due to us on our derivative instruments totaling $14.9 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $350 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE REAL ESTATE ASSETS AND LIABILITIES, NET

Real Estate Investments, Net

Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

(In thousands)	June 30, 2026	December 31, 2025
Land	$1,532,635	$1,499,059
Buildings and improvements	1,904,661	1,862,630
Equipment	136,118	135,943
Total gross real estate investments	3,573,414	3,497,632
Less: accumulated depreciation	(839,554)	(816,992)
Real estate investments, net	2,733,860	2,680,640
Intangible real estate assets, net	128,392	129,371
Total Real Estate Investments and Intangible Real Estate Assets, Net	$2,862,252	$2,810,011

During the six months ended June 30, 2026, the Company invested $85.5 million, including transaction costs, in 33 properties located in fifteen states, and allocated the investment as follows: $34.5 million to land, $41.7 million to buildings and improvements, and $9.3 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 10.2 years as of June 30, 2026. During the six months ended June 30, 2026, no properties were sold.

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

Intangible Real Estate Assets and Liabilities, Net

The following tables detail intangible real estate assets and liabilities.

(In thousands)	June 30, 2026	December 31, 2025
Acquired in-place lease intangibles	$193,714	$184,508
Finance lease - right of use assets	13,989	14,040
Above-market leases	13,821	13,821
Lease incentives	10,253	10,205
Tenant improvements intangible	3,605	3,605
Direct lease costs	1,028	923
Total	236,410	227,102
Less: accumulated amortization	(108,018)	(97,731)
Intangible Real Estate Assets, Net	$128,392	$129,371

(In thousands)	June 30, 2026	December 31, 2025
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,915)	(1,825)
Intangible Real Estate Liabilities, Net	$695	$785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table details the value of in-place lease amortization included in depreciation and amortization expense, and above and below-market leases and lease incentives amortized as an adjustment to revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Acquired in-place lease intangibles	$4,657	$4,263	$9,187	$8,568
Above-market and below-market leases	240	256	469	523
Lease incentives	206	205	477	409
Total Lease Intangible Amortization	$5,103	$4,724	$10,133	$9,500

The following table presents the total weighted average amortization period remaining for our intangible real estate assets and liabilities at June 30, 2026.

(In years)
Acquired in-place leases	8.4
Above-market leases	5.9
Below-market leases	10.7
Lease incentives	10.0
Tenant improvement	12.7
Weighted Average Amortization Period of Intangible Real Estate Assets and Liabilities	8.5

Amortization of Lease Intangibles

The following table presents the estimated net impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment.

(In thousands)	June 30,
2026 (Six months)	$9,629
2027	17,240
2028	14,702
2029	12,422
2030	10,252
Thereafter	42,422
Total Future Amortization	$106,667

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

Operating Lease Liability

Maturities of operating lease liabilities were as follows:

(In thousands)	June 30,
2026 (Six months)	$368
2027	743
2028	755
2029	768
2030	626
Thereafter	3,794
Total Payments	7,054
Less: Interest	(1,659)
Operating Lease Liability	$5,395

The weighted-average discount rate for operating leases at June 30, 2026 was 4.7%. The weighted-average remaining lease term was 12.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Rental expense was $0.2 million for both the three months ended June 30, 2026 and 2025. Rental expense was $0.5 million for both the six months ended June 30, 2026 and 2025.

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

The following table shows the components of rental revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Lease revenue - operating leases	$67,199	$62,090	$134,208	$122,832
Variable lease revenue (tenant reimbursements)	2,836	2,724	5,640	5,464
Total Rental Revenue	$70,035	$64,814	$139,848	$128,296

Future Minimum Lease Payments to be Received

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	June 30,
2026 (Six months)	$135,930
2027	268,347
2028	244,963
2029	218,433
2030	191,708
Thereafter	898,658
Total Future Minimum Lease Payments	$1,958,039

Ground Leases as Lessee

As of June 30, 2026 and December 31, 2025, the Company had finance ground lease assets aggregating $13.8 million and $13.9 million, respectively. These assets are included in intangible real estate assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms ranging from 57 years to 92 years. All but two of these leases have options to extend certain of the lease terms for additional ninety-nine year terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was 88 years at June 30, 2026.

NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS

At both June 30, 2026 and December 31, 2025, our debt consisted of (1) $640 million of non-amortizing term loans and (2) $625 million of senior, unsecured, fixed rate notes. At June 30, 2026 and December 31, 2025, respectively, we had no outstanding borrowings under the revolving credit facility, and there were no outstanding letters of credit. At June 30, 2026, we had $350 million of borrowing capacity under the revolving credit facility. The revolving credit facility will mature on February 1, 2029 with two six-month extension options. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 4.6% and 4.7% at June 30, 2026 and December 31, 2025, respectively.

Revolving Credit and Term Loan Agreement and Term Loan Facility

On January 31, 2025, the Company and its subsidiary, FCPT OP, entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “2025 Credit Agreement”).

On August 19, 2025, the Company entered into Amendment No. 1 to the 2025 Credit Agreement which removed the credit spread adjustment applicable to the revolving credit and term loan agreement. Pursuant to the amendment, as of June 30, 2026, term loans under the 2025 Credit Agreement accrued interest at a per annum rate equal to a SOFR rate plus a margin of 0.95% to 1.00%, and the revolver accrued interest at a per annum rate equal to a margin of 0.85%. A facility fee at a rate of 0.20% per annum applied to the total revolving commitments available under the 2025 Credit Agreement.

The 2025 Credit Agreement contains customary events of default including, among other things, payment defaults, breach of covenants, cross default and cross acceleration to material recourse indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default will limit the ability of the Company and FCPT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

OP to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.

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

The remaining $150 million of delayed draw term loan commitments under the Term Loan Facility were undrawn as of June 30, 2026 but were subsequently drawn to fund additional pipeline acquisitions in July. The Term Loan Facility contains a credit margin of 1.25% over SOFR as determined by FCPT's current investment grade ratings on its senior unsecured debt.

The following table presents the term loan balances under the 2025 Credit Agreement and the Term Loan Facility.

				Outstanding Balance
(Dollars in thousands)	Maturity Date		Interest Rate (a)	June 30, 2026	December 31, 2025
Term Loans:
Term loan due 2026	Nov 2026	(b)	4.62%	$100,000	$100,000
Term loan due 2027	Feb 2027		4.57%	90,000	90,000
Term loan due 2027	Mar 2027	(b)	4.57%	85,000	85,000
Term loan due 2028	Feb 2028		4.57%	90,000	90,000
Term loan due 2029	Feb 2029	(b)	4.57%	225,000	225,000
Term loan due 2033	Apr 2033	(c)	4.92%	50,000	—
Total Term Loans				$640,000	$590,000

(a)
Loans reset at Daily Simple SOFR + the applicable credit spread of 0.95% to 1.25% at June 30, 2026.
(b)
Loan has one twelve month extension option exercisable at the Company's discretion, subject to certain conditions.
(c)
Total outstanding principal balance will be $200 million under the loan agreement once fully drawn.

Note Purchase Agreement

The following table presents the senior unsecured fixed rate notes balance.

			Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate	June 30, 2026	December 31, 2025
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	100,000
Total Notes			$625,000	$625,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt.

(In thousands)	June 30,
Remainder of 2026(a)	$150,000
2027(a)	250,000
2028	140,000
2029	325,000
2030	75,000
Thereafter	325,000
Total Scheduled Principal Payments	$1,265,000

(a) As of July 30, 2026, the $100 million term loan due November 2026 and the $90 million term loan due February 2027 have been repaid in full. See Note 14 - Subsequent Events for additional information.

Deferred Financing Costs

At June 30, 2026 and December 31, 2025, term loan and revolving credit facility net unamortized deferred financing costs were approximately $9.3 million and $8.1 million, respectively. During the three months ended June 30, 2026 and 2025, amortization of deferred financing costs was $0.7 million and $0.6 million, respectively. During the six months ended June 30, 2026 and 2025, amortization of deferred financing costs was $1.4 million and $1.2 million, respectively.

At June 30, 2026 and December 31, 2025, senior unsecured notes net unamortized deferred financing costs were approximately $2.4 million and $2.7 million, respectively. During the three months ended June 30, 2026 and 2025, amortization of deferred financing costs was $0.2 million and $0.2 million, respectively. During the six months ended June 30, 2026 and 2025, amortization of deferred financing costs was $0.3 million and $0.3 million, respectively.

The Company was in compliance with all debt covenants at June 30, 2026 and December 31, 2025.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of June 30, 2026, $640 million of our variable-rate debt is hedged by swaps with notional values totaling $640 million. As of December 31, 2025, $560 million of our variable-rate debt was hedged by swaps with notional values totaling $560 million.

During the six months ended June 30, 2026, we entered into nine interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $6.2 million will be reclassified to earnings as a reduction to interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Non-designated Hedges

We do not use derivatives for trading or speculative purposes. During the six months ended June 30, 2026 and 2025, respectively, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet.

	Derivative Assets			Derivative Liabilities
		Fair Value at			Fair Value at
(Dollars in thousands)	Balance Sheet Location	June 30, 2026	December 31, 2025	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$15,302	$9,385	Derivative liabilities	$446	$5,055
Total		$15,302	$9,385		$446	$5,055

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income

The table below presents the effect of our interest rate swaps on comprehensive income.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three Months Ended June 30, 2026	$7,288	Interest expense	$(1,053)	$(13,813)
Three Months Ended June 30, 2025	(3,191)	Interest expense	(2,403)	(13,081)
Six Months Ended June 30, 2026	12,647	Interest expense	(2,146)	(26,934)
Six Months Ended June 30, 2025	(9,137)	Interest expense	(4,726)	(25,812)

Tabular Disclosure Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at June 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)	Recognized Assets	Balance Sheets	Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2026	$15,302	$—	$15,302	$(446)	$—	$14,856
December 31, 2025	9,385	—	9,385	(3,050)	—	6,335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Liabilities Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)	Recognized Liabilities	Balance Sheets	Balance Sheets	Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2026	$446	$—	$446	$(446)	$—	$—
December 31, 2025	5,055	—	5,055	(3,050)	—	2,005

Credit-risk-related Contingent Features

The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

At June 30, 2026 and December 31, 2025, the fair value of derivatives in a net asset position related to these agreements was $14.9 million and $4.3 million, respectively. As of June 30, 2026, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at June 30, 2026, we would have been entitled to the termination value of approximately $14.9 million.

NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS

Other Assets

The components of other assets were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Prepaid acquisition costs and deposits	$5,814	$1,017
Operating lease right-of-use asset	4,570	4,798
Accounts receivable	4,338	5,803
Prepaid assets	1,892	1,702
Inventories	230	246
Other	2,461	2,176
Total Other Assets	$19,305	$15,742

Other Liabilities

The components of other liabilities were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Accrued interest expense	$7,762	$7,309
Operating lease liability	5,395	5,618
Accrued tenant liabilities	4,493	4,318
Accrued compensation	2,016	1,319
Tenant deposits	1,462	3,037
Accounts payable	910	785
Intangible real estate liabilities, net	695	751
Accrued operating expenses	359	250
Other	486	768
Total Other Liabilities	$23,578	$24,155

NOTE 9 – EQUITY

Preferred Stock

At June 30, 2026 and December 31, 2025, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at June 30, 2026 and December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Common Stock

At June 30, 2026 and December 31, 2025, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At June 30, 2026, there were 109,756,406 shares of the Company's common stock issued and outstanding.

The following table presents the dividends declared per share of our common stock during the six months ended June 30, 2026.

Declaration Date	Declared Amount	Record Date	Payment Date
March 5, 2026	$0.3665	March 31, 2026	April 15, 2026
June 8, 2026	$0.3665	June 30, 2026	July 15, 2026
June 8, 2026	$0.1222	July 31, 2026	August 17, 2026
June 8, 2026	$0.1222	August 31, 2026	September 15, 2026
June 8, 2026	$0.1222	September 30, 2026	October 15, 2026

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

Three Months Ended June 30, 2026
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	—	$—	$—	$—
Total shares sold and issued under the ATM programs	—	$—	$—	$—
(1)
Net proceeds, after sales commissions and offering expenses

Six Months Ended June 30, 2026
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
(1)
Net proceeds, after sales commissions and offering expenses

At June 30, 2026, the Company had no outstanding forward sale agreements.

At June 30, 2026, there was $500.0 million available for issuance under the ATM programs.

Noncontrolling Interest

At June 30, 2026, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the six months ended June 30, 2026, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holder the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding non-controlling interest OP units was $2.8 million and $2.6 million as of June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, FCPT was the owner of approximately 99.90% of FCPT’s OP units. The remaining 0.10%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three and six months ended June 30, 2026, FCPT OP distributed $42 thousand and $84 thousand to its unaffiliated limited partners, respectively.

Earnings Per Share

The following table presents the computation of basic and diluted net earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except for shares and per share data)	2026	2025	2026	2025
Average common shares outstanding – basic	109,495,491	100,820,074	109,388,849	100,267,510
Net effect of dilutive equity awards	298,817	348,157	314,156	363,707
Average common shares outstanding – diluted	109,794,308	101,168,231	109,703,005	100,631,217
Net income available to common shareholders	$29,964	$27,924	$60,298	$54,080
Basic net earnings per share	$0.27	$0.28	$0.55	$0.54
Diluted net earnings per share	$0.27	$0.28	$0.55	$0.54

For the three months ended June 30, 2026 and 2025, the number of outstanding equity awards that were anti-dilutive totaled 608,791 and 480,978, respectively. For the six months ended June 30, 2026 and 2025, the number of outstanding equity awards that were anti-dilutive totaled 593,452 and 451,616, respectively.

Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three and six months ended June 30, 2026 and 2025 was 114,559, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

At June 30, 2026, 794,386 shares of common stock were available for award under the Amended Plan. The unamortized compensation cost of awards issued under the Plan totaled approximately $14.0 million at June 30, 2026 as shown in the following table.

Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at December 31, 2025	$2,249	$3,166	$2,996	$8,411
Equity grants	1,996	4,063	3,055	9,114
Equity grant forfeitures	—	—	—	—
Change in expense from performance multiplier	—	—	1,499	1,499
Equity compensation expense	(1,054)	(2,134)	(1,880)	(5,068)
Unrecognized Compensation Cost at June 30, 2026	$3,191	$5,095	$5,670	$13,956

At June 30, 2026, the weighted average amortization period remaining for all of our equity awards was 1.8 years.

Restricted Stock Units

RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.

At June 30, 2026 and December 31, 2025, there were 349,745 and 290,385 RSUs outstanding, respectively. During the three months ended June 30, 2026, 40,732 RSUs were granted, 6,809 RSUs vested, and no RSUs were forfeited. During the six months ended June 30, 2026, 82,787 RSUs were granted, 23,427 RSUs vested, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2031.

Restricted Stock Awards

RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.

At June 30, 2026 and December 31, 2025, there were 255,766 and 229,336 RSAs outstanding, respectively. During the three months ended June 30, 2026, no RSAs were granted, none were forfeited, and none vested. During the six months ended June 30, 2026, 167,313 RSAs were granted, and no RSAs were forfeited. There were 140,883 RSAs vested, of which 69,682 were designated for tax withholdings. Restrictions on these RSAs lapse through 2029. The Company expects all RSAs to vest.

Performance-Based Restricted Stock Awards

At June 30, 2026 and December 31, 2025, the target number of PSUs that were unvested was 302,097 and 273,600, respectively. During the three months ended June 30, 2026, no PSUs were granted, none were forfeited, and none vested. During the six months ended June 30, 2026, PSUs with a target number of 114,476 shares were granted and no shares were forfeited. PSUs with a target number of 85,979 vested with a total shareholder return of 0%, resulting in the distribution of no shares.

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

Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$15,302	$—	$15,302
Liabilities
Derivative liabilities	$—	$446	$—	$446

December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$9,385	$—	$9,385
Liabilities
Derivative liabilities	$—	$5,055	$—	$5,055

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at June 30, 2026 and December 31, 2025 were classified as Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

Fair Value of Certain Financial Liabilities

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Term loan due November 2026	$100,000	$99,969	$100,000	$100,042
Term loan due February 2027	90,000	89,905	90,000	89,947
Term loan due March 2027	85,000	85,273	85,000	85,550
Term loan due February 2028	90,000	90,259	90,000	90,500
Term loan due February 2029	225,000	224,107	225,000	224,596
Term loan due April 2033	50,000	50,540	—	—
Senior fixed note due December 2026	50,000	49,884	50,000	50,057
Senior fixed note due June 2027	75,000	74,794	75,000	75,359
Senior fixed note due December 2028	50,000	49,253	50,000	50,106
Senior fixed note due April 2029	50,000	46,694	50,000	47,160
Senior fixed note due June 2029	50,000	47,038	50,000	47,608
Senior fixed note due April 2030	75,000	69,422	75,000	70,432
Senior fixed note due March 2031	50,000	44,317	50,000	45,070
Senior fixed note due April 2031	50,000	44,852	50,000	45,546
Senior fixed note due March 2032	75,000	66,344	75,000	67,478
Senior fixed note due July 2033	100,000	105,100	100,000	108,230
Revolving credit facility due February 2029	—	—	—	—
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

NOTE 13 – SEGMENTS

During the three and six months ended June 30, 2026 and 2025, we operated in two segments: real estate operations and restaurant operations. In our real estate operations, we lease properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. In our restaurant operations, we operate seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents financial information for the real estate operations segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Real estate operations revenue	$70,255	$64,674	$140,057	$128,135
Segment revenue	70,255	64,674	140,057	128,135
Operating expenses:
Interest expense	12,925	12,295	25,246	24,244
Other segment items, net (1)	7,780	7,790	15,779	15,619
AFFO	$49,550	$44,589	$99,032	$88,272
Reconciliation to Segment net income:
Depreciation and amortization	(16,357)	(14,413)	(32,336)	(28,663)
Stock-based compensation	(2,455)	(2,001)	(5,068)	(4,761)
Straight-line rent	470	837	1,248	1,563
Non-cash amortization of deferred financing costs	(888)	(786)	(1,688)	(1,568)
Other non-cash revenue adjustments	(467)	(478)	(1,011)	(964)
Segment Net Income	$29,853	$27,748	$60,177	$53,879
(1)
Other segment items, net includes: compensation and related expenses, external services, other operating costs, property expenses, other income, net, and income tax expense

The following table presents financial information for the restaurant operations segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Restaurant operations revenue	$8,383	$8,028	$16,736	$16,022
Segment revenue	8,383	8,028	16,736	16,022
Operating expenses:
Cost of goods sold	6,584	6,176	13,151	12,413
Other segment items, net (1)	1,438	1,404	2,971	2,941
EBITDA	$361	$448	$614	$668
Reconciliation to Segment net income:
Depreciation and amortization	(207)	(207)	(414)	(386)
Income tax expense	(12)	(34)	(16)	(20)
Segment Net Income	$142	$207	$184	$262
(1)
Other segment items, net includes: franchise fees, rent and property tax expense, and administrative expense

The following table reconciles the segment revenues to our total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Real estate operations revenue	$70,255	$64,674	$140,057	$128,135
Restaurant operations revenue	8,383	8,028	16,736	16,022
Other	(220)	140	(209)	161
Total Revenues	$78,418	$72,842	$156,584	$144,318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table reconciles the segment revenues to our net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Segment net income:
Real estate operations	$29,853	$27,748	$60,177	$53,879
Restaurant operations	142	207	184	262
Net Income	$29,995	$27,955	$60,361	$54,141

The following table presents supplemental information by segment.

Supplemental Segment Information at June 30, 2026

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,551,053	$22,361	$3,573,414
Accumulated depreciation	(831,617)	(7,937)	(839,554)
Total real estate investments, net	$2,719,436	$14,424	$2,733,860
Cash and cash equivalents	$23,293	$1,497	$24,790
Total assets	$2,974,403	$21,960	$2,996,363
Total debt, net of deferred financing costs	$1,253,360	$—	$1,253,360

Supplemental Segment Information at December 31, 2025

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,475,271	$22,361	$3,497,632
Accumulated depreciation	(809,161)	(7,831)	(816,992)
Total real estate investments, net	$2,666,110	$14,530	$2,680,640
Cash and cash equivalents	$10,933	$1,211	$12,144
Total assets	$2,898,869	$21,857	$2,920,726
Total debt, net of deferred financing costs	$1,204,171	$—	$1,204,171

Capital expenditures in our Consolidated Statements of Cash Flows relate to the real estate operations segment.

NOTE 14 – SUBSEQUENT EVENTS

The Company reviewed its subsequent events and transactions that have occurred after June 30, 2026, the date of the Consolidated Balance Sheet, through July 30, 2026, and noted the following:

Capital Resources

On July 14, 2026, the Company borrowed the remaining $150 million of the $200 million senior unsecured delayed draw term loan commitments under the Term Loan Facility.

On July 28, 2026, the Company and FCPT OP entered into a Fifth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing and new lenders (the “2026 Credit Agreement”), which amends and restates in its entirety the 2025 Credit Agreement. The 2026 Credit Agreement increases the overall size of the credit facilities from $940 million under the 2025 Credit Agreement to $1.15 billion. The 2026 Credit Agreement provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million with a maturity date of February 1, 2029, and a senior unsecured term loan facility in an aggregate principal amount of $800.0 million (the “2026 Term Loan Facility”), comprised of (i) a $90.0 million term loan tranche with a maturity date of February 1, 2028, (ii) a $85.0 million term loan tranche with a maturity date of March 14, 2028, (iii) a $225.0 million term loan tranche with a maturity date of February 1, 2029, and (iv) a $400.0 million term loan tranche with a maturity date of August 1, 2031, of which $360.0 million was drawn at close and $40.0 million consists of delayed draw term loan commitments that may be drawn during the applicable availability period ending no later than January 28, 2027. The 2026 Credit Agreement has an accordion feature to increase the revolving commitments or add one or more tranches of new term loans or delayed draw term loan commitments up to an additional aggregate amount not to exceed $550.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount. The portion of the $400 million term loan that was drawn at close was used to pay down the $100 million and $90 million of term loans maturing in November 2026 and February 2027, respectively, while the incremental proceeds are expected to fund investments and other general corporate purposes.

Loans under the 2026 Credit Agreement accrue interest at a per annum rate equal to, at our election, either a forward-looking term rate based on the SOFR or daily simple SOFR floating interest rate plus an applicable margin ranging from 0.725% to 1.40%, in the case of the revolving credit facility, and 0.75% to 1.55%, in the case of the 2026 Term Loan Facility, or an alternate base rate determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

according to the highest of the prime rate, the federal funds rate plus 0.50% and the one-month term SOFR plus 1.00%, plus a margin ranging from 0.00% to 0.40%, in the case of the revolving credit facility, and 0.00% to 0.55%, in the case of the 2026 Term Loan Facility. In each case, the margin is determined according to the credit rating applicable from time to time with respect to the Company’s senior, unsecured, long-term indebtedness.

We have the option to extend the maturity date of the revolving credit facility twice by an additional six months, subject to the satisfaction of certain conditions. We have the option to extend the maturity date of the $85 million term loan and the $225 million term loan, in each case, by one-year on one occasion subject to the satisfaction of certain conditions.

The obligations under the 2026 Credit Agreement are unsecured. Pursuant to a fifth amended and restated parent guaranty (the “2026 Guaranty”) entered into on July 28, 2026, which amends and restates in its entirety the fourth amended and restated parent guaranty dated January 31, 2025, the obligations under the 2026 Credit Agreement are guaranteed, on a joint and several basis, by the Company and its subsidiary, Four Corners GP, LLC.

Acquisitions & Disposals

The Company invested $298.1 million in the acquisition of 111 net lease properties with an investment yield of approximately 6.4% excluding rent credits received at closing, and approximately 9.7 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for the transactions as asset acquisitions in accordance with U.S. GAAP. There was no contingent liability associated with the transactions at June 30, 2026.

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

During the six months ended June 30, 2026, FCPT acquired 33 properties for a total investment value of $85.5 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 10.2 years.

At June 30, 2026, our lease portfolio had the following characteristics:

•
1,336 properties located in 48 states and representing an aggregate leasable area of 9.0 million square feet;
•
99.5% occupancy (based on leasable square footage);

•
An average remaining lease term of 6.6 years (weighted by annualized base rent);
•
An average annual rent escalation of 1.5% through December 31, 2030 (weighted by annualized base rent);
•
99.7% of the contractual base rent collected for the three months ended June 30, 2026; and
•
51% investment-grade tenancy (weighted by annualized base rent).

Analysis of Results of Operations

The following discussion includes the results of our operations for the three and six months ended June 30, 2026 and 2025 as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Rental revenue	$70,035	$64,814	$139,848	$128,296
Restaurant revenue	8,383	8,028	16,736	16,022
Total revenues	78,418	72,842	156,584	144,318
Operating expenses:
General and administrative	7,241	6,440	14,726	14,079
Depreciation and amortization	16,564	14,620	32,750	29,049
Property expenses	3,623	3,386	6,998	6,651
Restaurant expenses	7,799	7,361	15,676	14,916
Total operating expenses	35,227	31,807	70,150	64,695
Interest expense	(13,813)	(13,081)	(26,934)	(25,812)
Other income	684	113	1,026	505
Income tax expense	(67)	(112)	(165)	(175)
Net income	29,995	27,955	60,361	54,141
Net income attributable to noncontrolling interest	(31)	(31)	(63)	(61)
Net Income Attributable to Common Shareholders	$29,964	$27,924	$60,298	$54,080

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

During the three months ended June 30, 2026 and 2025, we operated in two segments: real estate operations and restaurant operations. Our real estate operations generate rental income from leases primarily with restaurant brands, which we recognize on a straight-line basis to include the effect of base rent escalators. Our restaurant operations generate restaurant revenue from operating seven LongHorn Steakhouse restaurants.

Real Estate Operations

Rental Revenue

Rental revenue increased $5.2 million, or 8%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was due primarily to the acquisition of 91 leased properties during the twelve month period from July 1, 2025 through June 30, 2026. During the three months ended June 30, 2026, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees, within rental revenue of $2.8 million as compared to $2.7 million during the three months ended June 30, 2025. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology, and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expenses increased $0.8 million, or 12%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an increase in cash compensation-related expenses and increased non-cash stock-based compensation expense. General and administrative expense, after excluding stock-based compensation, for the three months ended June 30, 2026 was $4.8 million, compared to $4.4 million of general and administrative expense, after excluding stock-based compensation, for the three months ended June 30, 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization increased by approximately $1.9 million, or 13%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due to the acquisition of 91 properties, during the twelve month period from July 1, 2025 through June 30, 2026.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the three months ended June 30, 2026, we recorded property expenses of $3.6 million, of which $2.8 million was reimbursed by tenants. During the three months ended June 30, 2025, we recorded property expenses of $3.4 million, of which $2.7 million was reimbursed by tenants. The increase in property expenses is primarily due to an increase in vacancy-related expenses.

Interest Expense

We incur interest expense on our $640 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased by $0.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to the net increase in term loans of $50 million in April 2026.

Realized Gain on Sale, Net

During the three months ended June 30, 2026 and 2025, no properties were sold.

Income Taxes

During the three months ended June 30, 2026 and 2025, our income tax expense was $55 thousand and $112 thousand, respectively. The income tax expense on real estate operations consists of state, and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to modestly increase.

Restaurant Operations

Restaurant revenues increased by $0.4 million, or 4%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to increased guest counts and higher average spend per guest.

Total restaurant expenses increased by $0.4 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily attributable to higher commodity costs.

During the three months ended June 30, 2026 and 2025, the Company recorded income tax expense of less than $50 thousand for either period.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

During the six months ended June 30, 2026 and 2025, we operated in two segments: real estate operations and restaurant operations. Our real estate operations generate rental income from leases primarily with restaurant brands, which we recognize on a straight-line basis to include the effect of base rent escalators. Our restaurant operations generate restaurant revenue from operating seven LongHorn Steakhouse restaurants.

Real Estate Operations

Rental Revenue

Rental revenue increased $11.6 million, or 9%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was due primarily to the acquisition of 91 leased properties during the twelve month period from July 1, 2025 through June 30, 2026. During the six months ended June 30, 2026, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees, within rental revenue of $5.6 million as compared to $5.5 million during the six months ended June 30, 2025. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology, and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expenses increased $0.6 million, or 5%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in cash compensation-related expenses and increased non-cash stock-based compensation expense. General and administrative expense, after excluding stock-based compensation, for the six months ended June 30, 2026 was $9.6 million, compared to $9.3 million of general and administrative expense, after excluding stock-based compensation, for the six months ended June 30, 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization increased by approximately $3.7 million, or 13%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to the acquisition of 91 properties, during the twelve month period from July 1, 2025 through June 30, 2026.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the six months ended June 30, 2026, we recorded property expenses of $7.0 million, of which $5.6 million was reimbursed by tenants. During the six months ended June 30, 2025, we recorded property expenses of $6.7 million, of which $5.5 million was reimbursed by tenants. The increase in property expenses is primarily due to an increase in vacancy-related expenses.

Interest Expense

We incur interest expense on our $640 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased by $1.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the net increase in term loans of $50 million in April 2026.

Realized Gain on Sale, Net

During the six months ended June 30, 2026 and 2025, no properties were sold.

Income Taxes

During the six months ended June 30, 2026 and 2025, our income tax expense was $0.1 million, respectively. The income tax expense on real estate operations consists of state, and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to modestly increase.

Restaurant Operations

Restaurant revenues increased by $0.7 million, or 4%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to increased guest counts and higher average spend per guest.

Total restaurant expenses increased by $0.8 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily attributable to higher commodity costs.

During the six months ended June 30, 2026, and June 30, 2025, the Company recorded income tax expense of less than $100 thousand for either period.

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

Liquidity and Financial Condition

At June 30, 2026, we had $24.8 million of cash and cash equivalents and $350 million of borrowing capacity under our revolving credit facility, which expires on February 1, 2029, subject to our ability to extend the term for two additional six-month periods to February 1, 2030. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of June 30, 2026, we had no outstanding borrowings under the revolving credit facility. At June 30, 2026, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 4.04%.

On January 31, 2025, the Company and its subsidiary, FCPT OP, entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders (the “2025 Credit Agreement”).

On August 19, 2025, the Company entered into Amendment No. 1 to the 2025 Credit Agreement which removed the credit spread adjustment applicable to the revolving credit and term loan agreement. Pursuant to the amendment, as of June 30, 2026, term loans under the 2025 Credit Agreement accrued interest at a per annum rate equal to a SOFR rate plus a margin of 0.95% to 1.00%, and the revolver accrued interest at a per annum rate equal to a margin of 0.85%. A facility fee at a rate of 0.20% per annum applied to the total revolving commitments available under the 2025 Credit Agreement.

The 2025 Credit Agreement contains customary events of default including, among other things, payment defaults, breach of covenants, cross default and cross acceleration to material recourse indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default will limit the ability of the Company and FCPT OP to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.

On July 28, 2026, the Company and FCPT OP entered into a Fifth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing and new lenders (the “2026 Credit Agreement”), which amends and restates in its entirety the 2025 Credit Agreement. The 2026 Credit Agreement increases the overall size of the credit facilities from $940 million under the 2025 Credit Agreement to $1.15 billion. The 2026 Credit Agreement provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million with a maturity date of February 1, 2029, and a senior unsecured term loan facility in an aggregate principal amount of $800.0 million (the “2026 Term Loan Facility”), comprised of (i) a $90.0 million term loan tranche with a maturity date of February 1, 2028, (ii) a $85.0 million term loan tranche with a maturity date of March 14, 2028 (the “Term Loan A-5 Tranche”), (iii) a $225.0 million term loan tranche with a maturity date of February 1, 2029 (the “Term Loan A-1 Tranche”), and (iv) a $400.0 million term loan tranche with a maturity date of August 1, 2031, of which $360.0 million was drawn at close and $40.0 million consists of delayed draw term loan commitments that may be drawn during the applicable availability period ending no later than January 28, 2027 (the “Term Loan A-2/3 Tranche”). The 2026 Credit Agreement has an accordion feature to increase the revolving commitments or add one or more tranches of new term loans or delayed draw term loan commitments up to an additional aggregate amount not to exceed $550.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount. The portion of the Term Loan A-2/3 Tranche that was drawn at close was used to pay down the $100 million and $90 million of term loans maturing in November 2026 and February 2027, respectively, while the incremental proceeds are expected to fund investments and other general corporate purposes.

Loans under the 2026 Credit Agreement accrue interest at a per annum rate equal to, at our election, either a forward-looking term rate based on the SOFR or daily simple SOFR floating interest rate plus an applicable margin ranging from 0.725% to 1.40%, in the case of the revolving credit facility, and 0.75% to 1.55%, in the case of the 2026 Term Loan Facility, or an alternate base rate determined according to the highest of the prime rate, the federal funds rate plus 0.50% and the one-month term SOFR plus 1.00%, plus a margin ranging from 0.00% to 0.40%, in the case of the revolving credit facility, and 0.00% to 0.55%, in the case of the 2026 Term Loan Facility. In each case, the margin is determined according to the credit rating applicable from time to time with respect to the Company’s senior, unsecured, long-term indebtedness. In the event that all or a portion of the principal amount of any loan borrowed pursuant to the 2026 Credit Agreement is not paid when due, interest will accrue at the rate that would otherwise be applicable thereto plus 2.00%. We are required to pay a facility fee at a rate ranging from 0.125% to 0.30% per annum, depending on our credit rating applicable from time to time with respect to such indebtedness, on the daily amount of the revolving commitments, whether used or unused. Until the delayed draw term loan commitments under the Term Loan A-2/3 Tranche are terminated or expire, we are required to pay a ticking fee at a rate ranging from 0.125% to 0.30% per annum on the average daily balance of unfunded delayed draw term loan commitments under the Term Loan A-2/3 Tranche, which shall accrue beginning on the ninety-first day after July 28, 2026.

Amounts owing under the 2026 Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a SOFR-based rate election is in effect. No amortization payments are required on any term loan prior to its maturity date. We have the option to extend the maturity date of the revolving credit facility twice by an additional six months, subject to the satisfaction of certain conditions, including the payment of an extension fee of 0.0625% on the aggregate amount of the then-outstanding revolving commitments for such extension. We have the option to extend the maturity date of the Term Loan A-1 Tranche and the Term Loan A-5 Tranche, in each case, by one-year on one occasion subject to the satisfaction of certain conditions, including payment by us of an extension fee that is equal to 0.125% of the then-outstanding principal amount of term loans under the Term Loan A-1 Tranche and the Term Loan A-5 Tranche, as applicable, for each such extension.

The obligations under the 2026 Credit Agreement are unsecured. Pursuant to a fifth amended and restated parent guaranty (the “2026 Guaranty”) entered into on July 28, 2026, which amends and restates in its entirety the fourth amended and restated parent guaranty dated January 31, 2025, the obligations under the 2026 Credit Agreement are guaranteed, on a joint and several basis, by the Company and its subsidiary, Four Corners GP, LLC.

The 2026 Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, contain obligations to maintain status as a real estate investment trust, and restrict, subject to certain exceptions, incurrence of indebtedness and liens, our ability to enter into mergers, consolidations, sales of assets and similar transactions, limitations on distributions and other restricted payments, and limitations on transactions with affiliates. In addition, we will be subject to the following financial covenants: (1) total leverage ratio not to exceed 60%, subject to an increase to 65% for the four fiscal quarters ending immediately following the occurrence of a material acquisition, (2) mortgage-secured leverage ratio not to exceed 40%, (3) minimum fixed charge coverage ratio of 1.50 to 1.00, (4) maximum unencumbered leverage ratio not to exceed 60%, subject to an increase to 65% for the four fiscal quarters ending immediately following the occurrence of a material acquisition, and (5) minimum unencumbered interest coverage ratio not less than 1.75 to 1.00.

The 2025 Credit Agreement contained, and the 2026 Credit Agreement contains, customary events of default including, among other things, payment defaults, breach of covenants, cross default and cross acceleration to material recourse indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default (after notice and cure periods in certain circumstances) will limit the ability of the Company and FCPT OP to make distributions and may result in the termination of the credit facility and acceleration of repayment obligations.

On April 6, 2026, the Company entered into a new $200 million senior unsecured delayed draw term loan facility (the "Term Loan Facility") with a group of existing lenders from its existing credit facility. The Term Loan Facility has a seven-year tenor and matures on April 6, 2033, and did not impact the Company's debt covenants. $50 million of the Term Loan Facility was drawn at close and was used to fund the Company’s immediate investment pipeline and other general corporate purposes. As of July 30, 2026, the remaining $150 million had been fully drawn. The Term Loan Facility contains a credit margin of 1.25% over SOFR as determined by FCPT’s current investment grade ratings on its senior unsecured debt.

As of July 30, 2026, the only outstanding debt due within one year is $125 million of private senior notes which we have resources to pay given the new term loan under the 2026 Credit Agreement.

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

Product	Notional Amount ($ in thousands)	Effective Date	Maturity Date	Fixed Rate to Pay	Variable Rate to Receive
Swap	$25,000	3/9/2023	11/9/2026	4.12%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2023	11/9/2026	3.65%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2023	11/9/2028	4.25%	Daily Simple SOFR + 10 bps
Swap	25,000	11/13/2023	11/9/2028	4.42%	Daily Simple SOFR + 10 bps
Swap	25,000	4/9/2024	4/9/2029	4.04%	Daily Simple SOFR + 10 bps
Swap	30,000	4/9/2024	4/9/2029	3.91%	Daily Simple SOFR + 10 bps
Swap	30,000	4/9/2024	4/9/2029	3.88%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2024	11/9/2029	3.97%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.81%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.80%	Daily Simple SOFR + 10 bps
Swap	25,000	1/31/2025	1/31/2030	3.09%	Daily Simple SOFR + 10 bps
Swap	25,000	3/19/2025	3/9/2030	3.79%	Daily Simple SOFR + 10 bps
Swap	25,000	7/9/2025	11/9/2027	3.55%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2027	1.48%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2027	1.54%	Daily Simple SOFR + 10 bps
Swap	25,000	11/10/2025	11/9/2028	2.25%	1 Month Term SOFR
Swap	50,000	11/10/2025	11/9/2028	1.49%	Daily Simple SOFR + 10 bps
Swap	50,000	11/10/2025	11/9/2028	2.02%	Daily Simple SOFR + 10 bps
Swap (1)	30,000	2/18/2026	11/9/2031	3.38%	Daily Simple SOFR
Swap (1)	25,000	4/6/2026	11/9/2029	3.54%	Daily Simple SOFR
Swap (1)	25,000	4/9/2026	4/9/2030	3.55%	Daily Simple SOFR
Swap (1)	25,000	8/1/2026	8/1/2030	3.83%	Daily Simple SOFR
Swap (1)	25,000	8/1/2026	8/1/2030	3.81%	Daily Simple SOFR
Swap (1)	25,000	8/1/2026	8/1/2030	3.82%	Daily Simple SOFR
Swap	25,000	11/9/2026	11/9/2030	3.75%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2026	11/9/2031	3.87%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2027	11/9/2029	3.51%	Daily Simple SOFR + 10 bps
Swap	25,000	11/9/2027	11/9/2029	3.39%	Daily Simple SOFR + 10 bps
Swap (1)	25,000	11/9/2027	11/9/2029	3.26%	Daily Simple SOFR
Swap (1)	25,000	11/9/2027	11/9/2029	3.27%	Daily Simple SOFR
Swap (1)	25,000	11/9/2028	11/9/2030	3.43%	Daily Simple SOFR

(1)
During the first six months of 2026, we entered into these interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility

The Company also enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt.

The Company has issued the following $625 million of senior unsecured fixed rate notes in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	June 30, 2026
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Senior Unsecured Fixed Rate Notes			$625,000

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

During the three and six months ended June 30, 2026, the Company had the following activity under its ATM program, the net proceeds of which were employed to fund acquisitions and for general corporate purposes.

Three Months Ended June 30, 2026
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	—	$—	$—	$—
Total shares sold and issued under the ATM programs	—	$—	$—	$—
(1)
Net proceeds, after sales commissions and offering expenses

Six Months Ended June 30, 2026
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	1,439,298	$27.72	$27.19	$39,136
Total shares sold and issued under the ATM programs	1,439,298	$27.72	$27.19	$39,136
(1)
Net proceeds, after sales commissions and offering expenses

At June 30, 2026, the Company had no outstanding forward sale agreements.

At June 30, 2026, there was $500.0 million available for issuance under the ATM programs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Net income	$29,995	$27,955	$60,361	$54,141
Depreciation and amortization on real estate investments	16,490	14,582	32,601	28,974
Gain on exchange of real estate (1)	(377)	—	(377)	—
FFO (as defined by NAREIT)	$46,108	$42,537	$92,585	$83,115
Straight-line rent	(470)	(837)	(1,248)	(1,563)
Deferred income tax expense (2)	(36)	(14)	(76)	(69)
Stock-based compensation	2,455	2,001	5,068	4,761
Non-cash amortization of deferred financing costs	888	786	1,688	1,568
Non-real estate investment depreciation	74	38	149	75
Other non-cash revenue adjustments	467	478	1,011	964
Adjusted Funds from Operations (AFFO)	$49,486	$44,989	$99,177	$88,851

Weighted average fully diluted shares outstanding (3)	109,908,867	101,282,790	109,817,564	100,745,776

FFO per diluted share	$0.42	$0.42	$0.84	$0.82

AFFO per diluted share	$0.45	$0.44	$0.90	$0.88

(1)
Non-cash gain recognized for GAAP purposes on the exchange of nonfinancial assets related to real estate property.
(2)
Amount represents non-cash deferred income tax benefit recognized in the three and six months ended June 30, 2026 and 2025 for income tax benefit at the Kerrow Restaurant Business.
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

Changes in Internal Control over Financial Reporting

During the second quarter of 2026, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

a.
None.
b.
None.
c.
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.3*

Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 28, 2026, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., certain lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.4*	Fifth Amended and Restated Parent Guaranty, dated July 28, 2026, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent.
31 (a)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (a)*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 (b)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	July 30, 2026	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 30, 2026	By:	/s/ Patrick L. Wernig
Patrick L. Wernig
Chief Financial Officer
(Principal Financial Officer)

Dated:	July 30, 2026	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)