Form 10-Q
period 2026-09-30
Four Corners Property Trust, Inc.
filed 2026-10-29
CIK 1650132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of shares of common stock outstanding as of October 29, 2026: 109,756,406

FOUR CORNERS PROPERTY TRUST, INC.

FORM 10 - Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Real estate investments:
Land	$1,640,158	$1,499,059
Buildings, equipment and improvements	2,225,600	1,998,573
Total real estate investments	3,865,758	3,497,632
Less: Accumulated depreciation	(852,694)	(816,992)
Total real estate investments, net	3,013,064	2,680,640
Intangible real estate assets, net	161,541	129,371
Total real estate investments and intangible real estate assets, net	3,174,605	2,810,011
Cash and cash equivalents	7,198	12,144
Straight-line rent adjustment	73,916	71,765
Derivative assets	31,004	9,385
Deferred tax assets	1,849	1,679
Other assets	14,206	15,742
Total Assets	$3,302,778	$2,920,726

LIABILITIES AND EQUITY
Liabilities:
Term loan and revolving credit facility, net of deferred financing costs	$946,380	$581,880
Senior unsecured notes, net of deferred financing costs	622,779	622,291
Dividends payable	54,936	39,567
Rent received in advance	18,269	17,939
Derivative liabilities	3	5,055
Other liabilities	29,145	24,155
Total liabilities	1,671,512	1,290,887

Equity:
Preferred stock, $0.0001 par value per share, 25,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value per share, 500,000,000 shares authorized, 109,756,406 and 108,188,605 shares issued and outstanding, respectively	11	11
Additional paid-in capital	1,758,035	1,713,606
Accumulated other comprehensive income	37,534	7,665
Noncontrolling interest	2,053	2,112
Accumulated deficit	(166,367)	(93,555)
Total equity	1,631,266	1,629,839
Total Liabilities and Equity	$3,302,778	$2,920,726

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental revenue	$75,678	$66,508	$215,526	$194,804
Restaurant revenue	8,006	7,641	24,742	23,663
Total revenues	83,684	74,149	240,268	218,467
Operating expenses:
General and administrative	6,889	6,516	21,615	20,595
Depreciation and amortization	18,582	15,051	51,332	44,100
Property expenses	3,998	3,678	10,996	10,329
Restaurant expenses	7,763	7,230	23,439	22,146
Total operating expenses	37,232	32,475	107,382	97,170
Interest expense	(17,372)	(12,955)	(44,306)	(38,767)
Other income	253	188	1,279	693
Income tax expense	(454)	(30)	(619)	(205)
Net income	28,879	28,877	89,240	83,018
Net income attributable to noncontrolling interest	(30)	(32)	(93)	(93)
Net Income Available to Common Shareholders	$28,849	$28,845	$89,147	$82,925

Basic net income per share:	$0.26	$0.28	$0.81	$0.82
Diluted net income per share:	$0.26	$0.28	$0.81	$0.81
Weighted average number of common shares outstanding:
Basic	109,500,640	103,881,846	109,426,522	101,485,547
Diluted	109,838,433	104,167,774	109,743,738	101,770,250
Dividends declared per common share outstanding	$0.3666	$0.3550	$1.0996	$1.0650

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$28,879	$28,877	$89,240	$83,018
Other comprehensive income:
Effective portion of change in fair value of derivative instruments	20,494	612	33,140	(8,525)
Reclassification adjustment of derivative instruments included in net income	(1,095)	(2,516)	(3,240)	(7,242)
Other comprehensive income (loss)	19,399	(1,904)	29,900	(15,767)
Comprehensive income	48,278	26,973	119,140	67,251
Less: comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	30	32	93	93
Other comprehensive income (loss) attributable to noncontrolling interest	20	(2)	31	(18)
Comprehensive income attributable to noncontrolling interest	50	30	124	75
Comprehensive Income Attributable to Common Shareholders	$48,228	$26,943	$119,016	$67,176

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

For the Three Months Ended September 30, 2026

	Common Stock		Additional	Retained Earnings	Accumulated Other
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income	Noncontrolling Interest	Total
Balance at June 30, 2026	109,756,406	$11	$1,755,885	$(153,755)	$18,155	$2,059	$1,622,355
Net income	—	—	—	28,849	—	30	28,879
Other comprehensive income	—	—	—	—	19,379	20	19,399
ATM proceeds, net of issuance costs	—	—	—	—	—	—	—
Dividends and distributions to equity holders	—	—	—	(41,461)	—	(56)	(41,517)
Stock-based compensation, net	—	—	2,150	—	—	—	2,150
Balance at September 30, 2026	109,756,406	$11	$1,758,035	$(166,367)	$37,534	$2,053	$1,631,266

For the Nine Months Ended September 30, 2026

	Common Stock		Additional	Retained Earnings	Accumulated Other
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income	Noncontrolling Interest	Total
Balance at December 31, 2025	108,188,605	$11	$1,713,606	$(93,555)	$7,665	$2,112	$1,629,839
Net income	—	—	—	89,147	—	93	89,240
Other comprehensive income	—	—	—	—	29,869	31	29,900
ATM proceeds, net of issuance costs	1,439,298	—	39,136	—	—	—	39,136
Dividends and distributions to equity holders	—	—	—	(161,959)	—	(183)	(162,142)
Stock-based compensation, net	128,503	—	5,293	—	—	—	5,293
Balance at September 30, 2026	109,756,406	$11	$1,758,035	$(166,367)	$37,534	$2,053	$1,631,266

The accompanying notes are an integral part of this financial statement.

For the Three Months Ended September 30, 2025

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at June 30, 2025	102,230,784	$10	$1,546,272	$(75,268)	$9,786	$2,142	$1,482,942
Net income	—	—	—	28,845	—	32	28,877
Other comprehensive loss	—	—	—	—	(1,902)	(2)	(1,904)
ATM proceeds, net of issuance costs	2,233,561	—	60,793	—	—	—	60,793
Dividends and distributions to equity holders	—	—	—	(37,004)	—	(41)	(37,045)
Stock-based compensation, net	(232)	—	2,208	—	—	—	2,208
Balance at September 30, 2025	104,464,113	$10	$1,609,273	$(83,427)	$7,884	$2,131	$1,535,871

For the Nine Months Ended September 30, 2025

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	(Accumulated Deficit)	Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2024	99,825,119	$10	$1,482,698	$(57,729)	$23,633	$2,178	$1,450,790
Net income	—	—	—	82,925	—	93	83,018
Other comprehensive loss	—	—	—	—	(15,749)	(18)	(15,767)
ATM proceeds, net of issuance costs	4,474,793	—	122,786	—	—	—	122,786
Dividends and distributions to equity holders	—	—	—	(108,623)	—	(122)	(108,745)
Stock-based compensation, net	164,201	—	3,789	—	—	—	3,789
Balance at September 30, 2025	104,464,113	$10	$1,609,273	$(83,427)	$7,884	$2,131	$1,535,871

The accompanying notes are an integral part of this financial statement.

FOUR CORNERS PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows - operating activities
Net income	$89,240	$83,018
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51,332	44,100
Gain on exchange of nonfinancial assets	(377)	—
Non-cash revenue adjustments	1,466	1,442
Amortization of financing costs	2,652	2,358
Stock-based compensation expense	7,217	6,969
Deferred income taxes	(172)	(169)
Changes in assets and liabilities:
Derivative assets and liabilities	3,229	(51)
Straight-line rent adjustment	(2,205)	(2,419)
Rent received in advance	330	9,028
Intangible assets (lease incentive payments)	(248)	(85)
Other assets and liabilities	6,450	55
Net cash provided by operating activities	158,914	144,246
Cash flows - investing activities
Purchases of real estate investments	(416,663)	(228,231)
Proceeds from sale of real estate investments	—	—
Changes in acquisition deposits	—	—
Net cash used in investing activities	(416,663)	(228,231)
Cash flows - financing activities
Proceeds from ATM equity issuance, net of issuance costs	39,136	122,786
Proceeds from issuance of senior notes	—	—
Payment of deferred financing costs	(7,664)	(6,877)
Proceeds from term loan borrowing	370,000	75,000
Proceeds from revolving credit facility	197,000	150,000
Repayment of revolving credit facility	(197,000)	(144,000)
Payment of dividends to shareholders	(146,591)	(106,978)
Distributions to noncontrolling interests	(154)	(122)
Employee shares withheld for taxes	(1,924)	(3,180)
Net cash provided by financing activities	252,803	86,629
Net (decrease) increase in cash and cash equivalents, including restricted cash	(4,946)	2,644
Cash and cash equivalents, including restricted cash, at beginning of period	12,144	4,081
Cash and cash equivalents, including restricted cash, at end of period	$7,198	$6,725
Supplemental disclosures:
Interest paid	$41,008	$42,485
Income taxes paid	$522	$514
Operating lease payments received (lessor)	$206,334	$184,711
Operating lease payments remitted (lessee)	$700	$561
Non-cash activities:
Dividends declared but not paid	$54,936	$37,004
Change in fair value of derivative instruments	$26,671	$(15,716)

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

Our accounting policies regarding land, buildings, equipment, and improvements include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of what constitutes a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

reasonably assured lease term, and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized, or as our expectations of estimated future cash flows change.

Acquisition of Real Estate

The Company evaluates acquisitions to determine whether transactions should be accounted for as asset acquisitions or business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01, "Clarifying the Definition of a Business". The Company has determined the land, building, site improvements, and in-place leases (if any) of assets acquired were each single assets as the building and property improvements are attached to the land and cannot be physically removed and used separately from the land without incurring significant costs or reducing their fair value. Additionally, the Company has not acquired a substantive process used to generate outputs. As substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset and there were no processes acquired, the acquisitions do not qualify as businesses and are accounted for as asset acquisitions. Related transaction costs are generally capitalized and amortized over the useful lives of the acquired assets.

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

Exit or disposal activities include the cost of disposing of the assets and are generally expensed as incurred. Upon disposal of the assets, any gain or loss is recorded in the same caption within our Consolidated Income Statements as the original impairment. Provisions for impairment are included in depreciation and amortization expense in the accompanying Consolidated Income Statements. We did not record impairment expense during the nine months ended September 30, 2026 or September 30, 2025.

Real Estate Held for Sale

Real estate is classified as held for sale when the sale is probable, will be completed within one year, purchase agreements are executed, the buyer has a significant deposit at risk, and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Restaurant and retail sites and certain other assets to be disposed of are included in assets held for sale when the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings, equipment and improvements until their disposal within one year is probable. Disposals of assets that have a major effect on our operations and financial results or that represent a strategic shift in our operating businesses meet the requirements to be reported as discontinued operations. Real estate held for sale is reported at the lower of carrying amount or fair value, less estimated costs to sell. No properties were held for sale at September 30, 2026 or December 31, 2025.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

	September 30,
(In thousands)	2026	2025
Cash and cash equivalents	$7,198	$6,725
Restricted cash (included in Other assets)	—	—
Total Cash, Cash Equivalents, and Restricted Cash	$7,198	$6,725

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

For leases where the Company is the lessor, we determine the classification upon commencement. At September 30, 2026, all such leases are classified as operating leases. These operating leases may contain both lease and non-lease components. The Company accounts for lease and non-lease components as a single component. The Company expenses certain initial direct costs that are not incremental to obtaining a lease.

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

In certain circumstances, the Company may offer tenant allowance funds in exchange for increasing rent, extending the term, and including annual sales reporting among other items. These tenant allowance funds are classified as lease incentives upon payment and are amortized as a reduction to revenue over the lease term. Lease incentives are included in Intangible real estate assets, net, on our Consolidated Balance Sheets. During the three months ended September 30, 2026 and September 30, 2025, the Company paid lease incentives to tenants of $200 thousand and $15 thousand, respectively. During the nine months ended September 30, 2026 and September 30, 2025, the Company paid lease incentives to tenants of $248 thousand and $85 thousand, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Restaurant Revenue

Restaurant revenue represents food, beverage, and other products sold and is presented net of the following discounts: coupons, employee meals, and complimentary meals. Revenue from restaurant sales, whether received in cash or by credit card, is recognized when food and beverage products are sold. At September 30, 2026 and December 31, 2025, credit card receivables, included in other assets, totaled $0.2 million and $0.4 million, respectively. We recognize gift card sales when the gift card is redeemed by the customer. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within restaurant revenue on our Consolidated Income Statements.

Restaurant Expenses

Restaurant expenses include restaurant labor, general and administrative expenses, and food and beverage costs. Food and beverage costs include inventory, warehousing, related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

Realized Gain on Sale, Net

The Company recognizes gain on sale, net of real estate in accordance with FASB ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The Company evaluates each transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. During the nine months ended September 30, 2026 and September 30, 2025, the Company did not sell any properties.

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

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No effect is shown for any securities that are anti-dilutive. Net income allocated to common shareholders represents net income less income allocated to participating securities and noncontrolling interests. None of the Company’s equity awards are participating securities.

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

See Note 9 - Equity for additional information.

Stock-Based Compensation

The Company’s stock-based compensation plan provides for the grant of restricted stock awards (“RSAs”), deferred stock units (“DSUs”), performance-based awards, including performance stock units (“PSUs”), dividend equivalents (“DEUs”), restricted stock units (“RSUs”), and other types of awards to eligible participants. DEUs are earned during the vesting period and received upon vesting of the award. Upon forfeiture of an award, DEUs earned during the vesting period are also forfeited. We classify stock-based payment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

awards either as equity awards or liability awards based upon cash settlement options. Equity-classified awards are measured based on the fair value on the date of grant. Liability-classified awards are remeasured to fair value each reporting period. We recognize costs resulting from the Company’s stock-based compensation awards on a straight-line basis over their vesting periods, which range between one and five years. The total expense of the non-market component of the performance-based awards will change based on the estimated future performance payout and ranges between one and three years. No compensation cost is recognized for awards for which employees do not render the requisite services.

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

NOTE 3 – CONCENTRATION OF CREDIT RISK

Our tenant base and the restaurant and retail brands operating our properties are highly concentrated. With respect to our tenant base, Darden leases represent approximately 40.4% of the scheduled base rents as of September 30, 2026. As our revenues predominantly consist of rental payments, we are dependent on Darden for a significant portion of our leasing revenues. The audited and unaudited financial statements for Darden are included in its filings with the SEC, which can be found on the SEC’s internet website at www.sec.gov. Reference to Darden’s filings with the SEC is solely for the information of investors. We do not intend this website to be an active link or to otherwise incorporate the information contained on such website (including Darden’s filings with the SEC) into this report or our other filings with the SEC.

We are also subject to concentration risk in terms of the restaurant and retail brands that operate our properties. As of September 30, 2026, we had 317 Olive Garden branded locations in our portfolio, which comprise approximately 21.8% of our leased properties and approximately 28.7% of the revenues received under leases. Our properties, including the Kerrow Restaurant Operating Business, are located in 48 states. There are no concentrations of 10% or greater of total rental revenue in any one state.

We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At September 30, 2026, our net exposure to risk related to amounts due to us on our derivative instruments totaled $31.0 million, and the counterparty to such instruments is an investment grade financial institution. Our credit risk exposure with regard to our cash deposits and the $350 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 – REAL ESTATE INVESTMENTS, NET AND INTANGIBLE REAL ESTATE ASSETS AND LIABILITIES, NET

Real Estate Investments, Net

Real estate investments, net, which consist of land, buildings and improvements leased to others subject to net operating leases and those utilized in the operations of Kerrow Restaurant Operating Business are summarized as follows:

(In thousands)	September 30, 2026	December 31, 2025
Land	$1,640,158	$1,499,059
Buildings and improvements	2,089,356	1,862,630
Equipment	136,244	135,943
Total gross real estate investments	3,865,758	3,497,632
Less: accumulated depreciation	(852,694)	(816,992)
Real estate investments, net	3,013,064	2,680,640
Intangible real estate assets, net	161,541	129,371
Total Real Estate Investments and Intangible Real Estate Assets, Net	$3,174,605	$2,810,011

During the nine months ended September 30, 2026, the Company invested $416.6 million, including transaction costs, in 154 properties located in 33 states, and allocated the investment as follows: $142.0 million to land, $226.5 million to buildings and improvements, and $48.1 million to intangible assets. There was no contingent consideration associated with these acquisitions. These properties are 100% occupied under net leases, with a weighted average remaining lease term of 9.7 years as of September 30, 2026. During the nine months ended September 30, 2026, no properties were sold.

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

Intangible Real Estate Assets and Liabilities, Net

The following tables detail intangible real estate assets and liabilities.

(In thousands)	September 30, 2026	December 31, 2025
Acquired in-place lease intangibles	$232,484	$184,508
Finance lease - right of use assets	13,989	14,040
Above-market leases	13,821	13,821
Lease incentives	10,453	10,205
Tenant improvements intangible	3,605	3,605
Direct lease costs	1,062	923
Total	275,414	227,102
Less: accumulated amortization	(113,873)	(97,731)
Intangible Real Estate Assets, Net	$161,541	$129,371

(In thousands)	September 30, 2026	December 31, 2025
Below-market leases	$2,610	$2,610
Less: Accumulated amortization	(1,946)	(1,825)
Intangible Real Estate Liabilities, Net	$664	$785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table details the value of in-place lease amortization included in depreciation and amortization expense, and above and below-market leases and lease incentives amortized as an adjustment to revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Acquired in-place lease intangibles	$5,368	$4,298	$14,555	$12,866
Above-market and below-market leases	246	256	715	779
Lease incentives	189	208	666	616
Total Lease Intangible Amortization	$5,803	$4,762	$15,936	$14,261

The following table presents the total weighted average amortization period remaining for our intangible real estate assets and liabilities at September 30, 2026.

(In years)
Acquired in-place leases	8.6
Above-market leases	6.0
Below-market leases	10.7
Lease incentives	9.8
Tenant improvement	12.4
Weighted Average Amortization Period of Intangible Real Estate Assets and Liabilities	8.7

Amortization of Lease Intangibles

The following table presents the estimated net impact during the next five years and thereafter related to the amortization of in-place lease intangibles, and above-market and below-market lease intangibles for properties held for investment.

(In thousands)	September 30,
2026 (Three months)	$5,781
2027	21,441
2028	18,903
2029	16,623
2030	14,413
Thereafter	62,647
Total Future Amortization	$139,808

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

Operating Lease Liability

Maturities of operating lease liabilities were as follows:

(In thousands)	September 30,
2026 (Three months)	$184
2027	743
2028	755
2029	768
2030	626
Thereafter	3,794
Total Payments	6,870
Less: Interest	(1,596)
Operating Lease Liability	$5,274

The weighted-average discount rate for operating leases at September 30, 2026 was 4.7%. The weighted-average remaining lease term was 11.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Rental expense was $0.2 million for both the three months ended September 30, 2026 and 2025 and $0.7 million for both the nine months ended September 30, 2026 and 2025.

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

The following table shows the components of rental revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Lease revenue - operating leases	$72,625	$63,543	$206,833	$186,375
Variable lease revenue (tenant reimbursements)	3,053	2,965	8,693	8,429
Total Rental Revenue	$75,678	$66,508	$215,526	$194,804

Future Minimum Lease Payments to be Received

The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases. The table presents future minimum lease payments due during the initial lease term only as lease renewal periods are exercisable at the option of the lessee.

(In thousands)	September 30,
2026 (Three months)	$73,538
2027	291,702
2028	268,998
2029	242,846
2030	216,348
Thereafter	1,029,295
Total Future Minimum Lease Payments	$2,122,727

Ground Leases as Lessee

As of September 30, 2026 and December 31, 2025, the Company had finance ground lease assets aggregating $13.8 million and $13.9 million, respectively. These assets are included in intangible real estate assets, net in the Consolidated Balance Sheets. The Company did not recognize a lease liability as no payments are due in the future under the leases. The Company’s ground lease assets have remaining terms ranging from 57 years to 92 years. All but two of these leases have options to extend certain of the lease terms for additional ninety-nine year terms, and all have the option to purchase the assets once certain conditions and contingencies are met. The weighted average remaining non-cancelable lease term for the ground leases was 87 years at September 30, 2026.

NOTE 6 – DEBT, NET OF DEFERRED FINANCING COSTS

At September 30, 2026, our debt consisted of (1) $960 million of non-amortizing term loans and (2) $625 million of senior, unsecured, fixed rate notes. At December 31, 2025, our debt consisted of (1) $590 million of non-amortizing term loans and (2) $625 million of senior, unsecured, fixed rate notes. At September 30, 2026 and December 31, 2025, respectively, we had no outstanding borrowings under the revolving credit facility, and there were no outstanding letters of credit. At September 30, 2026, we had $350 million of borrowing capacity under the revolving credit facility. The revolving credit facility will mature on February 1, 2029 with two six-month extension options. The weighted average interest rate on the term loans before consideration of the interest rate hedge described in Note 7 - Derivative Financial Instruments was 4.7% at both September 30, 2026 and December 31, 2025.

Revolving Credit and Term Loan Agreement and Term Loan Facility

On January 31, 2025, the Company and its subsidiary, FCPT OP, entered into a Fourth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing lenders, which agreement was subsequently amended on August 19, 2025 (as amended, the “2025 Credit Agreement”).

On April 6, 2026, the Company entered into a new $200 million senior unsecured delayed draw term loan facility (the "Term Loan Facility") with a group of existing lenders from its existing credit facility. The Term Loan Facility has a seven-year tenor and matures on April 6, 2033, and did not impact the Company's debt covenants. $50 million of the Term Loan Facility was drawn at close and was used to fund the Company’s immediate investment pipeline and other general corporate purposes. On July 14, 2026, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

borrowed the remaining $150 million of the $200 million senior unsecured delayed draw term loan commitments under the Term Loan Facility.

On July 28, 2026, the Company and FCPT OP entered into a Fifth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing and new lenders (the “2026 Credit Agreement”), which amends and restates in its entirety the 2025 Credit Agreement. The 2026 Credit Agreement provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million with a maturity date of February 1, 2029, and a senior unsecured term loan facility in an aggregate principal amount of $800.0 million (the “2026 Term Loan Facility”), comprised of (i) a $90.0 million term loan tranche with a maturity date of February 1, 2028, (ii) an $85.0 million term loan tranche with a maturity date of March 14, 2028, (iii) a $225.0 million term loan tranche with a maturity date of February 1, 2029, and (iv) a $400.0 million term loan tranche with a maturity date of August 1, 2031, of which $360.0 million was drawn at close and $40.0 million consists of delayed draw term loan commitments that may be drawn during the applicable availability period ending no later than January 28, 2027. The 2026 Credit Agreement has an accordion feature to increase the revolving commitments or add one or more tranches of new term loans or delayed draw term loan commitments up to an additional aggregate amount not to exceed $550.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount. The portion of the $400 million term loan that was drawn at close was used to pay down the $100 million and $90 million of term loans maturing in November 2026 and February 2027.

Loans under the 2026 Credit Agreement accrue interest at a per annum rate equal to, at our election, either a forward-looking term rate based on the SOFR or daily simple SOFR floating interest rate plus an applicable margin ranging from 0.725% to 1.40%, in the case of the revolving credit facility, and 0.75% to 1.55%, in the case of the 2026 Term Loan Facility, or an alternate base rate determined according to the highest of the prime rate, the federal funds rate plus 0.50% and the one-month term SOFR plus 1.00%, plus a margin ranging from 0.00% to 0.40%, in the case of the revolving credit facility, and 0.00% to 0.55%, in the case of the 2026 Term Loan Facility. In each case, the margin is determined according to the credit rating applicable from time to time with respect to the Company’s senior, unsecured, long-term indebtedness. As of September 30, 2026, term loans under the 2026 Credit Agreement accrued interest at a per annum rate equal to a SOFR rate plus a margin of 0.90%, and the revolver accrued interest at a per annum rate equal to a margin of 0.85%.

We have the option to extend the maturity date of the revolving credit facility twice by an additional six months, subject to the satisfaction of certain conditions. We also have the option to extend the maturity date of the $85 million term loan and the $225 million term loan, in each case, by one-year on one occasion subject to the satisfaction of certain conditions.

As a result of entry into the 2026 Credit Agreement, we capitalized $5.2 million in new lender fees and third-party costs, which will be amortized over the life of the new loans, and recorded $182 thousand in third-party fees as general and administrative expense. The remaining $3.2 million of original unamortized deferred financing costs will be amortized over the life of the new loans.

The following table presents the term loan balances under the 2025 Credit Agreement, the 2026 Credit Agreement and the Term Loan Facility.

				Outstanding Balance
(Dollars in thousands)	Maturity Date		Interest Rate (a)	September 30, 2026	December 31, 2025
Term Loans:
Term loan due 2026	Nov 2026		—	$—	$100,000
Term loan due 2027	Feb 2027		—	—	90,000
Term loan due 2028	Feb 2028		4.61%	90,000	90,000
Term loan due 2028	Mar 2028	(b)(d)	4.61%	85,000	85,000
Term loan due 2029	Feb 2029	(b)	4.61%	225,000	225,000
Term loan due 2031	Aug 2031	(c)	5.00%	360,000	—
Term loan due 2033	Apr 2033		4.61%	200,000	—
Total Term Loans				$960,000	$590,000

(a)
Loans reset at Daily Simple SOFR + the applicable credit spread of 0.90% to 1.25% at September 30, 2026.
(b)
Loan has one twelve month extension option exercisable at the Company's discretion, subject to certain conditions.
(c)
Total outstanding principal balance will be $400 million under the loan agreement once fully drawn.
(d)
The maturity date was extended from March 2027 to March 2028 pursuant to the 2026 Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note Purchase Agreement

The following table presents the senior unsecured fixed rate notes balance.

			Outstanding Balance
(Dollars in thousands)	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
Notes Payable:
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000	100,000
Total Notes			$625,000	$625,000

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt.

(In thousands)	September 30,
Remainder of 2026	$50,000
2027	75,000
2028	225,000
2029	325,000
2030	75,000
Thereafter	835,000
Total Scheduled Principal Payments	$1,585,000

Deferred Financing Costs

At September 30, 2026 and December 31, 2025, term loan and revolving credit facility net unamortized deferred financing costs were approximately $13.6 million and $8.1 million, respectively. During the three months ended September 30, 2026 and 2025, amortization of deferred financing costs was $0.8 million and $0.6 million, respectively. During the nine months ended September 30, 2026 and 2025, amortization of deferred financing costs was $2.2 million and $1.9 million, respectively.

At September 30, 2026 and December 31, 2025, senior unsecured notes net unamortized deferred financing costs were approximately $2.2 million and $2.7 million, respectively. During the three months ended September 30, 2026 and 2025, amortization of deferred financing costs was $0.2 million and $0.2 million, respectively. During the nine months ended September 30, 2026 and 2025, amortization of deferred financing costs was $0.5 million and $0.5 million, respectively.

The Company was in compliance with all debt covenants at September 30, 2026 and December 31, 2025.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in our receipt or payment of future cash amounts, the value of which is determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded on our Consolidated Balance Sheet in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of September 30, 2026, $715 million of our variable-rate debt is hedged by swaps with notional values totaling $715 million. As of December 31, 2025, $560 million of our variable-rate debt was hedged by swaps with notional values totaling $560 million.

During the nine months ended September 30, 2026, we entered into nine interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility.

The Company enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that over the next twelve months an additional $9.5 million will be reclassified to earnings as a reduction to interest expense.

Non-designated Hedges

We do not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2026 and 2025, respectively, we did not have any derivatives that were not designated as cash flow hedges for accounting purposes.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet.

	Derivative Assets			Derivative Liabilities
		Fair Value at			Fair Value at
(Dollars in thousands)	Balance Sheet Location	September 30, 2026	December 31, 2025	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets	$31,004	$9,385	Derivative liabilities	$3	$5,055
Total		$31,004	$9,385		$3	$5,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income

The table below presents the effect of our interest rate swaps on comprehensive income.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Total Amount of Interest Expense Presented in the Consolidated Statements of Income
Three Months Ended September 30, 2026	$20,494	Interest expense	$(1,095)	$(17,372)
Three Months Ended September 30, 2025	612	Interest expense	(2,516)	(12,955)
Nine Months Ended September 30, 2026	33,140	Interest expense	(3,240)	(44,306)
Nine Months Ended September 30, 2025	(8,525)	Interest expense	(7,242)	(38,767)

Tabular Disclosure Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives at September 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)	Recognized Assets	Balance Sheets	Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2026	$31,004	$—	$31,004	$(3)	$—	$31,001
December 31, 2025	9,385	—	9,385	(3,050)	—	6,335

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the Consolidated	Net Amounts of Liabilities Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheets
(In thousands)	Recognized Liabilities	Balance Sheets	Balance Sheets	Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2026	$3	$—	$3	$(3)	$—	$—
December 31, 2025	5,055	—	5,055	(3,050)	—	2,005

Credit-risk-related Contingent Features

The agreement with our derivative counterparties provides that if we default on any of our indebtedness, including default for which repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

At September 30, 2026 and December 31, 2025, the fair value of derivatives in a net asset position related to these agreements was $31.0 million and $4.3 million, respectively. As of September 30, 2026, we have not posted any collateral related to these agreements. If we or our counterparty had breached any of these provisions at September 30, 2026, we would have been entitled to the termination value of approximately $31.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 8 – SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF CONSOLIDATED BALANCE SHEETS

Other Assets

The components of other assets were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Operating lease right-of-use asset	$4,453	$4,798
Accounts receivable	4,373	5,803
Prepaid assets	1,897	1,702
Prepaid acquisition costs and deposits	1,003	1,017
Inventories	214	246
Other	2,266	2,176
Total Other Assets	$14,206	$15,742

Other Liabilities

The components of other liabilities were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Accrued interest expense	$11,338	$7,309
Accrued tenant liabilities	5,414	4,318
Operating lease liability	5,274	5,618
Accrued compensation	2,574	3,037
Tenant deposits	1,448	1,319
Intangible real estate liabilities, net	664	785
Accounts payable	504	751
Accrued operating expenses	349	250
Other	1,580	768
Total Other Liabilities	$29,145	$24,155

NOTE 9 – EQUITY

Preferred Stock

At September 30, 2026 and December 31, 2025, the Company was authorized to issue 25,000,000 shares, $0.0001 par value per share of preferred stock. There were no shares issued and outstanding at September 30, 2026 and December 31, 2025.

Common Stock

At September 30, 2026 and December 31, 2025, the Company was authorized to issue 500,000,000 shares, $0.0001 par value per share of common stock. At September 30, 2026, there were 109,756,406 shares of the Company's common stock issued and outstanding.

The following table presents the dividends declared per share of our common stock during the nine months ended September 30, 2026.

Declaration Date	Declared Amount	Record Date	Payment Date
March 5, 2026	$0.3665	March 31, 2026	April 15, 2026
June 8, 2026	$0.3665	June 30, 2026	July 15, 2026
June 8, 2026	$0.1222	July 31, 2026	August 17, 2026
June 8, 2026	$0.1222	August 31, 2026	September 15, 2026
June 8, 2026	$0.1222	September 30, 2026	October 15, 2026
September 11, 2026	$0.1265	October 30, 2026	November 16, 2026
September 11, 2026	$0.1265	November 30, 2026	December 15, 2026
September 11, 2026	$0.1265	December 30, 2026	January 15, 2027

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Three Months Ended September 30, 2026
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	—	$—	$—	$—
Total shares sold and issued under the ATM programs	—	$—	$—	$—
(1)
Net proceeds, after sales commissions and offering expenses

Nine Months Ended September 30, 2026
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
(1)
Net proceeds, after sales commissions and offering expenses

At September 30, 2026, the Company had no outstanding forward sale agreements.

At September 30, 2026, there was $500.0 million available for issuance under the ATM programs.

Noncontrolling Interest

At September 30, 2026, there were 114,559 FCPT Operating Partnership Units (“OP units”) outstanding held by third parties. During the nine months ended September 30, 2026, FCPT OP did not issue any OP units for consideration in real estate transactions. Generally, OP units participate in net income allocations and distributions and entitle their holders to the right, subject to the terms set forth in the partnership agreement, to require FCPT OP to redeem all or a portion of the OP units held by such limited partner. At FCPT OP’s option, it may satisfy this redemption with cash or by exchanging non-registered shares of FCPT common stock on a one-for-one basis. Prior to the redemption of OP units, the limited partners participate in net income allocations and distributions in a manner equivalent to the common stockholders. The redemption value of outstanding noncontrolling interest OP units was $2.5 million and $2.6 million as of September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, FCPT was the owner of approximately 99.90% of FCPT’s OP units. The remaining 0.10%, or 114,559 of FCPT’s OP units were held by unaffiliated limited partners. During the three and nine months ended September 30, 2026, FCPT OP distributed $70 thousand and $154 thousand to its unaffiliated limited partners, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Earnings Per Share

The following table presents the computation of basic and diluted net earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except for shares and per share data)	2026	2025	2026	2025
Average common shares outstanding – basic	109,500,640	103,881,846	109,426,522	101,485,547
Net effect of dilutive equity awards	337,793	285,928	317,216	284,703
Average common shares outstanding – diluted	109,838,433	104,167,774	109,743,738	101,770,250
Net income available to common shareholders	$28,849	$28,845	$89,147	$82,925
Basic net earnings per share	$0.26	$0.28	$0.81	$0.82
Diluted net earnings per share	$0.26	$0.28	$0.81	$0.81

For the three months ended September 30, 2026 and 2025, the number of outstanding equity awards that were anti-dilutive totaled 569,815 and 346,553, respectively. For the nine months ended September 30, 2026 and 2025, the number of outstanding equity awards that were anti-dilutive totaled 590,392 and 337,530, respectively.

Exchangeable OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since FCPT OP, at its option, may satisfy a redemption with cash or by exchanging non-registered shares of FCPT common stock. The weighted average exchangeable OP units outstanding for the three and nine months ended September 30, 2026 and 2025 were 114,559.

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

At September 30, 2026, 778,491 shares of common stock were available for award under the Amended Plan. The unamortized compensation cost of awards issued under the Amended Plan totaled approximately $11.7 million at September 30, 2026 as shown in the following table.

Equity Compensation Costs by Award Type

(In thousands)	Restricted Stock Units	Restricted Stock Awards	Performance Stock Awards	Total
Unrecognized compensation cost at December 31, 2025	$2,249	$3,166	$2,996	$8,411
Equity grants	1,996	4,063	3,055	9,114
Equity grant forfeitures	—	—	—	—
Change in expense from performance multiplier	—	—	1,368	1,368
Equity compensation expense	(1,598)	(2,912)	(2,707)	(7,217)
Unrecognized Compensation Cost at September 30, 2026	$2,647	$4,317	$4,712	$11,676

At September 30, 2026, the weighted average amortization period remaining for all of our equity awards was 1.9 years.

Restricted Stock Units

RSUs have been granted at a value equal to the five-day average or day of closing market price of our common stock on the date of grant, and will be settled in stock at the end of their vesting periods, which range between one and five years.

At September 30, 2026 and December 31, 2025, there were 349,745 and 290,385 RSUs outstanding, respectively. During the three months ended September 30, 2026, no RSUs were granted, none vested, and none were forfeited. During the nine months ended September 30, 2026, 82,787 RSUs were granted, 23,427 RSUs vested, and no RSUs were forfeited. Restrictions on these RSUs lapse through 2031.

Restricted Stock Awards

RSAs have been granted at a value equal to the five-day average closing market price of our common stock on the date of grant and will be settled in stock at the end of their vesting periods, which range between one and three years.

At September 30, 2026 and December 31, 2025, there were 255,766 and 229,336 RSAs outstanding, respectively. During the three months ended September 30, 2026, no RSAs were granted, none were forfeited, and none vested. During the nine months ended September 30, 2026, 167,313 RSAs were granted, and no RSAs were forfeited. There were 140,883 RSAs vested, of which 69,682 were designated for tax withholdings. Restrictions on these RSAs lapse through 2029. The Company expects all RSAs to vest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Performance-Based Restricted Stock Awards

At September 30, 2026 and December 31, 2025, the target number of PSUs that were unvested was 302,097 and 273,600, respectively. During the three months ended September 30, 2026, no PSUs were granted, none were forfeited, and none vested. During the nine months ended September 30, 2026, PSUs with a target number of 114,476 shares were granted and no shares were forfeited. PSUs with a target number of 85,979 vested with a total shareholder return of 0%, resulting in the distribution of no shares.

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

The grant date fair values of the relative shareholder return and total shareholder return components of the PSUs were determined through Monte Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 20 trading days prior to the grant date and a range of performance-based vesting based on estimated total stockholder return over a three year performance period. For the 2026 PSU grant, the Company used an implied volatility assumption of 18.8% (based on historical volatility), risk free rate of 3.6%, and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs). The grant date fair value of the adjusted funds from operations per share growth component of the PSU award was determined using the five-day average closing market price of our common stock. The total expense of this component of the award will change based on the estimated future performance payout.

The Company expects to recognize $4.7 million in compensation expense over the remaining requisite service period associated with the unvested PSU awards.

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

Derivative Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$31,004	$—	$31,004
Liabilities
Derivative liabilities	$—	$3	$—	$3

December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$9,385	$—	$9,385
Liabilities
Derivative liabilities	$—	$5,055	$—	$5,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Derivative Financial Instruments

Currently, we use interest rate swaps to manage our interest rate risk associated with our term loans. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held at September 30, 2026 and December 31, 2025 were classified as Level 2 of the fair value hierarchy.

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on our Consolidated Balance Sheets.

Fair Value of Certain Financial Liabilities

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Term loan due November 2026	$—	$—	$100,000	$100,042
Term loan due February 2027	—	—	90,000	89,947
Term loan due February 2028	90,000	89,981	90,000	90,500
Term loan due March 2028	85,000	85,356	85,000	85,550
Term loan due February 2029	225,000	222,982	225,000	224,596
Term loan due August 2031	360,000	354,819	—	—
Term loan due April 2033	200,000	201,561	—	—
Senior fixed note due December 2026	50,000	49,923	50,000	50,057
Senior fixed note due June 2027	75,000	74,623	75,000	75,359
Senior fixed note due December 2028	50,000	48,549	50,000	50,106
Senior fixed note due April 2029	50,000	46,044	50,000	47,160
Senior fixed note due June 2029	50,000	46,293	50,000	47,608
Senior fixed note due April 2030	75,000	67,803	75,000	70,432
Senior fixed note due March 2031	50,000	42,643	50,000	45,070
Senior fixed note due April 2031	50,000	43,450	50,000	45,546
Senior fixed note due March 2032	75,000	63,846	75,000	67,478
Senior fixed note due July 2033	100,000	100,018	100,000	108,230
Revolving credit facility due February 2029	—	—	—	—
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

NOTE 13 – SEGMENTS

During the three and nine months ended September 30, 2026 and 2025, we operated in two segments: real estate operations and restaurant operations. In our real estate operations, we lease properties to tenants through net lease arrangements under which the tenants are primarily responsible for ongoing costs relating to the properties, including utilities, property taxes, insurance, common area maintenance charges, and maintenance and repair costs. In our restaurant operations, we operate seven LongHorn Steakhouse restaurants located in the San Antonio, Texas area.

Our chief operating decision maker evaluates performance of the real estate operations based on Adjusted Funds from Operations (“AFFO”) and evaluates performance of the restaurant operations based on Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") in order to determine how to allocate resources to these segments. We define AFFO as total real estate operations segment revenues, less total segment operating expenses. We define EBITDA as total restaurant operations segment revenues less total segment operating expenses. We consider these respective measures useful because they allow investors, analysts and our management to measure our year-over-year ability to fund dividend distributions from operating activities. In order to facilitate a clear understanding of our historical consolidated operating results, AFFO and EBITDA should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Report.

Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

The following table presents financial information for the real estate operations segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Real estate operations revenue	$75,399	$66,349	$215,457	$194,485
Segment revenue	75,399	66,349	215,457	194,485
Operating expenses:
Interest expense	16,407	12,165	41,654	36,409
Other segment items, net (1)	8,642	7,878	24,420	23,497
AFFO	$50,350	$46,306	$149,383	$134,579
Reconciliation to Segment net income:
Depreciation and amortization	(18,375)	(14,862)	(50,711)	(43,525)
Realized gain on exchange of real estate	—	—	—	—
Stock-based compensation	(2,149)	(2,208)	(7,217)	(6,969)
Straight-line rent	957	856	2,205	2,419
Non-cash amortization of deferred financing costs	(965)	(790)	(2,652)	(2,358)
Other non-cash revenue adjustments	(455)	(478)	(1,466)	(1,442)
Segment Net Income	$29,363	$28,824	$89,542	$82,704
(1)
Other segment items, net includes: compensation and related expenses, external services, other operating costs, property expenses, other income, net, and income tax expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents financial information for the restaurant operations segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Restaurant operations revenue	$8,006	$7,641	$24,742	$23,663
Segment revenue	8,006	7,641	24,742	23,663
Operating expenses:
Cost of goods sold	6,530	6,020	19,682	18,433
Other segment items, net (1)	1,455	1,429	4,427	4,371
EBITDA	$21	$192	$633	$859
Reconciliation to Segment net income:
Depreciation and amortization	(207)	(189)	(621)	(575)
Income tax benefit (expense)	(298)	50	(314)	30
Segment Net Income (Loss)	$(484)	$53	$(302)	$314
(1)
Other segment items, net includes: franchise fees, rent and property tax expense, and administrative expense

The following table reconciles the segment revenues to our total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Real estate operations revenue	$75,399	$66,349	$215,457	$194,485
Restaurant operations revenue	8,006	7,641	24,742	23,663
Other	279	159	69	319
Total Revenues	$83,684	$74,149	$240,268	$218,467

The following table reconciles the segment revenues to our net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Segment net income:
Real estate operations	29,363	$28,824	$89,542	$82,704
Restaurant operations	(484)	53	(302)	314
Net Income	$28,879	$28,877	$89,240	$83,018

The following table presents supplemental information by segment.

Supplemental Segment Information at September 30, 2026

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,843,397	$22,361	$3,865,758
Accumulated depreciation	(844,644)	(8,050)	(852,694)
Total real estate investments, net	$2,998,753	$14,311	$3,013,064
Cash and cash equivalents	$5,490	$1,708	$7,198
Total assets	$3,280,883	$21,895	$3,302,778
Total debt, net of deferred financing costs	$1,569,159	$—	$1,569,159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Supplemental Segment Information at December 31, 2025

(In thousands)	Real Estate Operations	Restaurant Operations	Total
Total real estate investments	$3,475,271	$22,361	$3,497,632
Accumulated depreciation	(809,161)	(7,831)	(816,992)
Total real estate investments, net	$2,666,110	$14,530	$2,680,640
Cash and cash equivalents	$10,933	$1,211	$12,144
Total assets	$2,898,869	$21,857	$2,920,726
Total debt, net of deferred financing costs	$1,204,171	$—	$1,204,171

Capital expenditures in our Consolidated Statements of Cash Flows relate to the real estate operations segment.

NOTE 14 – SUBSEQUENT EVENTS

The Company reviewed its subsequent events and transactions that have occurred after September 30, 2026, the date of the Consolidated Balance Sheet, through October 29, 2026, and noted the following:

Acquisitions & Disposals

The Company invested $4.7 million in the acquisition of two net lease properties with an investment yield of approximately 6.9% excluding rent credits received at closing, and approximately 11.7 years of lease term remaining. The Company funded the acquisitions with cash on hand. The Company anticipates accounting for the transactions as asset acquisitions in accordance with U.S. GAAP. There was no contingent liability associated with the transactions at September 30, 2026.

Darden Lease Extension Agreement

On October 14, 2026, the Company entered into a master agreement with Darden Restaurants, Inc. and certain of its affiliates providing that would allow the Company to purchase shares of the Company's common stock having an aggregate gross purthe extension of 72 Olive Garden and LongHorn Steakhouse leases, of which 66 were previously scheduled to expire in October 2027 and six were early extensions of leases previously scheduled to expire in October 2028. The extensions were effected through lease amendments or tenant extension options and generally extended the lease terms by approximately five years. The underlying leases continue to provide for annual rent escalations of 1.5%, and no rent concessions or capital contributions were provided by the Company in connection with the agreement.

Share Repurchase Program

In October 2026, the Company's Board of Directors authorized a share repurchase program that would allow the Company to purchase shares of the Company’s common stock having an aggregate gross purchase price of up to $100.0 million. Repurchases under the repurchase program may be made at management's discretion from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, Rule 10b5-1 plans or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate us to acquire any particular amount of common stock, and the specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not have a termination date and repurchases may be suspended or discontinued at any time at our discretion. No share repurchases have been made to date under the repurchase program.

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

During the nine months ended September 30, 2026, FCPT acquired 154 properties for a total investment value of $416.6 million, including transaction costs. These properties are 100% occupied under net leases with a weighted average remaining lease term of 9.7 years.

At September 30, 2026, our lease portfolio had the following characteristics:

•
1,456 properties located in 48 states and representing an aggregate leasable area of 10.0 million square feet;
•
99.5% occupancy (based on leasable square footage);

•
An average remaining lease term of 6.7 years (weighted by annualized base rent);
•
An average annual rent escalation of 1.6% through December 31, 2030 (weighted by annualized base rent);
•
99.7% of the contractual base rent collected for the three months ended September 30, 2026; and
•
48% investment-grade tenancy (weighted by annualized base rent).

On October 14, 2026, the Company entered into a master agreement with Darden Restaurants, Inc. and certain of its affiliates providing for the extension of 72 Olive Garden and LongHorn Steakhouse leases, of which 66 were previously scheduled to expire in October 2027 and six were early extensions that were previously expiring in October 2028. The extensions were effected through lease amendments or tenant extension options and generally extended the lease terms by approximately five years. The underlying leases continue to provide for annual rent escalations of 1.5%, and no rent concessions or capital contributions were provided by the Company in connection with the agreement.

Analysis of Results of Operations

The following discussion includes the results of our operations for the three and nine months ended September 30, 2026 and 2025 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Rental revenue	$75,678	$66,508	$215,526	$194,804
Restaurant revenue	8,006	7,641	24,742	23,663
Total revenues	83,684	74,149	240,268	218,467
Operating expenses:
General and administrative	6,889	6,516	21,615	20,595
Depreciation and amortization	18,582	15,051	51,332	44,100
Property expenses	3,998	3,678	10,996	10,329
Restaurant expenses	7,763	7,230	23,439	22,146
Total operating expenses	37,232	32,475	107,382	97,170
Interest expense	(17,372)	(12,955)	(44,306)	(38,767)
Other income	253	188	1,279	693
Income tax expense	(454)	(30)	(619)	(205)
Net income	28,879	28,877	89,240	83,018
Net income attributable to noncontrolling interest	(30)	(32)	(93)	(93)
Net Income Attributable to Common Shareholders	$28,849	$28,845	$89,147	$82,925

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

During the three months ended September 30, 2026 and 2025, we operated in two segments: real estate operations and restaurant operations. Our real estate operations generate rental income from leases primarily with restaurant brands, which we recognize on a straight-line basis to include the effect of base rent escalators. Our restaurant operations generate restaurant revenue from operating seven LongHorn Steakhouse restaurants.

Real Estate Operations

Rental Revenue

Rental revenue increased $9.2 million, or 14%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This change was due primarily to the acquisition of 184 leased properties during the twelve month period from October 1, 2025 through September 30, 2026. During the three months ended September 30, 2026, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees, within rental revenue of $3.1 million as compared to $3.0 million during the three months ended September 30, 2025. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology, and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expenses increased $0.4 million, or 6%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an increase in cash compensation-related expenses and increased non-cash stock-based compensation expense. General and administrative expense, after excluding stock-based compensation, for the three months ended September 30, 2026 was $4.7 million, compared to $4.3 million of general and administrative expense, after excluding stock-based compensation, for the three months ended September 30, 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization increased by approximately $3.5 million, or 23%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to the acquisition of 184 properties during the twelve month period from October 1, 2025 through September 30, 2026.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the three months ended September 30, 2026, we recorded property expenses of $4.0 million, of which $3.1 million was reimbursed by tenants. During the three months ended September 30, 2025, we recorded property expenses of $3.7 million, of which $3.0 million was reimbursed by tenants. The increase in property expenses is primarily due to an increase in vacancy-related expenses and non-reimbursed property expenses.

Interest Expense

We incur interest expense on our $960 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased by $4.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to the net increase in term loan borrowings in 2026.

Realized Gain on Sale, Net

During the three months ended September 30, 2026 and 2025, no properties were sold.

Income Taxes

During the three months ended September 30, 2026 and 2025, our income tax expense was $156 thousand and $80 thousand, respectively. The income tax expense on real estate operations consists of state and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to modestly increase.

Restaurant Operations

Restaurant revenues increased by $0.4 million, or 5%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to increased guest counts and higher average spend per guest.

Total restaurant expenses increased by $0.5 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily attributable to higher commodity costs.

During the three months ended September 30, 2026 and 2025, the Company recorded $298 thousand and $50 thousand for income tax expense and benefit, respectively, primarily due to deferred income tax expense related to the restaurant operations.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

During the nine months ended September 30, 2026 and 2025, we operated in two segments: real estate operations and restaurant operations. Our real estate operations generate rental income from leases primarily with restaurant brands, which we recognize on a straight-line basis to include the effect of base rent escalators. Our restaurant operations generate restaurant revenue from operating seven LongHorn Steakhouse restaurants.

Real Estate Operations

Rental Revenue

Rental revenue increased $20.7 million, or 11%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This change was due primarily to the acquisition of 184 leased properties during the twelve month period from October 1, 2025 through September 30, 2026. During the nine months ended September 30, 2026, we recognized variable lease revenue, including costs paid by the lessor and reimbursed by the lessees, within rental revenue of $8.7 million as compared to $8.4 million during the nine months ended September 30, 2025. These amounts are also recognized in property expenses.

We recognize rental income on a straight-line basis to include the effect of base rent escalators, and free rent periods, if any.

General and Administrative Expense

General and administrative expense is comprised of costs associated with personnel, office rent, legal, accounting, information technology, and other professional and administrative services in association with our real estate operations, our REIT structure and public company reporting requirements. General and administrative expenses increased $1.0 million, or 5%, in the nine months ended

September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in cash compensation-related expenses and increased non-cash stock-based compensation expense. General and administrative expense, after excluding stock-based compensation, for the nine months ended September 30, 2026 was $14.4 million, compared to $13.6 million of general and administrative expense, after excluding stock-based compensation, for the nine months ended September 30, 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense represents the depreciation on real estate investments and equipment that have estimated lives ranging from 2 to 55 years. Depreciation and amortization increased by approximately $7.2 million, or 16%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to the acquisition of 184 properties during the twelve month period from October 1, 2025 through September 30, 2026.

Property Expense

We record all tenant expenses, both reimbursed and non-reimbursed, to property expense. We also record initial direct costs (lease negotiation and other previously capitalizable transaction expenses) as property expenses. Other property expenses consist of expenses incurred on vacant properties, abandoned deal costs, lease transaction costs, property-level expenses and franchise taxes. During the nine months ended September 30, 2026, we recorded property expenses of $11.0 million, of which $8.7 million was reimbursed by tenants. During the nine months ended September 30, 2025, we recorded property expenses of $10.3 million, of which $8.4 million was reimbursed by tenants. The increase in property expenses is primarily due to an increase in vacancy-related expenses and non-reimbursed property expenses.

Interest Expense

We incur interest expense on our $960 million of term loans, any outstanding borrowings on our revolving credit facility, interest rate swaps, and our $625 million of senior fixed rate notes. Interest expense increased by $5.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the net increase in term loan borrowings in 2026.

Realized Gain on Sale, Net

During the nine months ended September 30, 2026 and 2025, no properties were sold.

Income Taxes

During the nine months ended September 30, 2026 and 2025, our income tax expense was $0.3 million and $0.2 million, respectively. The income tax expense on real estate operations consists of state and local income taxes incurred by FCPT on its lease portfolio. As FCPT acquires additional properties in states subject to state income taxes, income tax expense will continue to modestly increase.

Restaurant Operations

Restaurant revenues increased by $1.1 million, or 5%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to increased guest counts and higher average spend per guest.

Total restaurant expenses increased by $1.3 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily attributable to higher commodity costs.

During the nine months ended September 30, 2026, and September 30, 2025, the Company recorded $314 thousand and $30 thousand in income tax expense and benefit, respectively, primarily due to deferred income tax expense related to the restaurant operations.

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

Liquidity and Financial Condition

At September 30, 2026, we had $7.2 million of cash and cash equivalents and $350 million of borrowing capacity under our revolving credit facility, which expires on February 1, 2029, subject to our ability to extend the term for two additional six-month periods to February 1, 2030. The revolving credit facility provides for a letter of credit sub-limit of $25 million. See Note 6 - Debt, Net of Deferred Financing Costs included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As of September 30, 2026, we had no outstanding borrowings under the revolving credit facility. At September 30, 2026, the weighted average interest rate on the term loans, after consideration of the interest rate hedges, was 4.30%.

Revolving Credit and Term Loan Agreement

On April 6, 2026, the Company entered into a new $200 million senior unsecured delayed draw term loan facility (the "Term Loan Facility") with a group of existing lenders from its existing credit facility. The Term Loan Facility has a seven-year tenor and matures on April 6, 2033, and did not impact the Company's debt covenants. $50 million of the Term Loan Facility was drawn at close and was used to fund the Company’s immediate investment pipeline and other general corporate purposes. The Company has drawn the remaining $150 million. The Term Loan Facility contains a credit margin of 1.25% over SOFR as determined by FCPT’s current investment grade ratings on its senior unsecured debt.

On July 28, 2026, the Company and FCPT OP entered into a Fifth Amended and Restated Revolving Credit and Term Loan Agreement with a group of existing and new lenders (the “2026 Credit Agreement”), which amends and restates in its entirety the Company's Fourth Amended and Restated Revolving Credit and Term Loan Agreement. The 2026 Credit Agreement provides for a senior unsecured revolving credit facility in an aggregate principal amount of $350.0 million with a maturity date of February 1, 2029, and a senior unsecured term loan facility in an aggregate principal amount of $800.0 million (the “2026 Term Loan Facility”), comprised of (i) a $90.0 million term loan tranche with a maturity date of February 1, 2028, (ii) an $85.0 million term loan tranche with a maturity date of March 14, 2028, (iii) a $225.0 million term loan tranche with a maturity date of February 1, 2029, and (iv) a $400.0 million term loan tranche with a maturity date of August 1, 2031, of which $360.0 million was drawn at close and $40.0 million consists of delayed draw term loan commitments that may be drawn during the applicable availability period ending no later than January 28, 2027. The 2026 Credit Agreement has an accordion feature to increase the revolving commitments or add one or more tranches of new term loans or delayed draw term loan commitments up to an additional aggregate amount not to exceed $550.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount. The portion of the $400.0 million term loan tranche that was drawn at close was used to pay down the $100 million and $90 million of term loans maturing in November 2026 and February 2027.

Loans under the 2026 Credit Agreement accrue interest at a per annum rate equal to, at our election, either a forward-looking term rate based on the SOFR or daily simple SOFR floating interest rate plus an applicable margin ranging from 0.725% to 1.40%, in the case of the revolving credit facility, and 0.75% to 1.55%, in the case of the 2026 Term Loan Facility, or an alternate base rate determined according to the highest of the prime rate, the federal funds rate plus 0.50% and the one-month term SOFR plus 1.00%, plus a margin ranging from 0.00% to 0.40%, in the case of the revolving credit facility, and 0.00% to 0.55%, in the case of the 2026 Term Loan Facility. In each case, the margin is determined according to the credit rating applicable from time to time with respect to the Company’s senior, unsecured, long-term indebtedness. As of September 30, 2026, term loans under the 2026 Credit Agreement accrued interest at a per annum rate equal to a SOFR rate plus a margin of 0.90%, and the revolver accrued interest at a per annum rate equal to a margin of 0.85%.

In the event that all or a portion of the principal amount of any loan borrowed pursuant to the 2026 Credit Agreement is not paid when due, interest will accrue at the rate that would otherwise be applicable thereto plus 2.00%. We are required to pay a facility fee at a rate ranging from 0.125% to 0.30% per annum, depending on our credit rating applicable from time to time with respect to such indebtedness, on the daily amount of the revolving commitments, whether used or unused. Until the delayed draw term loan commitments are terminated or expire, we are required to pay a ticking fee at a rate ranging from 0.125% to 0.30% per annum on the average daily balance of unfunded delayed draw term loan commitments, which shall accrue beginning on the ninety-first day after July 28, 2026.

We have the option to extend the maturity date of the $85.0 million and $225.0 million term loan tranches, in each case, by one-year on one occasion subject to the satisfaction of certain conditions, including payment by us of an extension fee that is equal to 0.125% of the then-outstanding principal amount of term loans, as applicable, for each such extension.

The 2026 Credit Agreement contains customary events of default including, among other things, payment defaults, breach of covenants, cross default and cross acceleration to material recourse indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default (after notice and cure periods in certain circumstances) will limit the ability of the Company and FCPT OP to make distributions and may result in the termination of the credit facility and acceleration of repayment obligations.

As of October 29, 2026, the only outstanding debt due within one year is $125 million of private senior notes which we have resources to pay given the new term loan under the 2026 Credit Agreement.

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

(1)
During the first nine months of 2026, we entered into these interest rate swaps to hedge the interest rate variability associated with the term loan portion of our credit facility

The Company also enters into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt.

Note Purchase Agreements

The Company has issued the following $625 million of senior unsecured fixed rate notes in private placements pursuant to note purchase agreements with the various purchasers.

	Maturity	Interest	Outstanding Balance
($ in thousands)	Date	Rate	September 30, 2026
Senior unsecured fixed rate note, issued December 2018	Dec 2026	4.63%	$50,000
Senior unsecured fixed rate note, issued June 2017	Jun 2027	4.93%	75,000
Senior unsecured fixed rate note, issued December 2018	Dec 2028	4.76%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2029	2.74%	50,000
Senior unsecured fixed rate note, issued March 2020	Jun 2029	3.15%	50,000
Senior unsecured fixed rate note, issued March 2020	Apr 2030	3.20%	75,000
Senior unsecured fixed rate note, issued March 2022	Mar 2031	3.09%	50,000
Senior unsecured fixed rate note, issued April 2021	Apr 2031	2.99%	50,000
Senior unsecured fixed rate note, issued March 2022	Mar 2032	3.11%	75,000
Senior unsecured fixed rate note, issued July 2023	Jul 2033	6.44%	100,000
Total Senior Unsecured Fixed Rate Notes			$625,000

Capital Markets and Financing Strategy

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

During the three and nine months ended September 30, 2026, the Company had the following activity under its ATM program, the net proceeds of which were employed to fund acquisitions and for general corporate purposes.

Three Months Ended September 30, 2026
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	—	$—	$—	$—
Total shares sold and issued under the ATM programs	—	$—	$—	$—
(1)
Net proceeds, after sales commissions and offering expenses

Nine Months Ended September 30, 2026
	Shares	Gross Wtd Avg Sales Price	Net Wtd Avg Sales Price	Net Proceeds (1) ($ in thousands)
Executed forward sale agreements	—	$—	n/a	n/a
Physically settled forward sale agreements	1,439,298	$27.72	$27.19	$39,136
Total shares sold and issued under the ATM programs	1,439,298	$27.72	$27.19	$39,136
(1)
Net proceeds, after sales commissions and offering expenses

At September 30, 2026, the Company had no outstanding forward sale agreements.

At September 30, 2026, there was $500.0 million available for issuance under the ATM programs.

In October 2026, the Company's Board of Directors authorized a share repurchase program that would allow the Company to purchase shares of the Company's common stock having an aggregate gross purchase price of up to $100.0 million. Repurchases under the repurchase program may be made at management's discretion from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, Rule 10b5-1 plans or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The repurchase program does not obligate us to acquire any particular amount of common stock, and the specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not have a termination date and repurchases may be suspended or discontinued at any time at our discretion. No share repurchases have been made to date under the repurchase program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Net income	$28,879	$28,877	$89,240	$83,018
Depreciation and amortization on real estate investments	18,509	14,988	51,110	43,961
Gain on exchange of real estate (1)	—	—	(377)	—
FFO (as defined by NAREIT)	$47,388	$43,865	$139,973	$126,979
Straight-line rent	(957)	(856)	(2,205)	(2,419)
Deferred income tax expense (2)	249	(100)	172	(169)
Stock-based compensation	2,149	2,208	7,217	6,969
Non-cash amortization of deferred financing costs	965	790	2,652	2,358
Non-real estate investment depreciation	73	63	222	139
Other non-cash revenue adjustments	455	478	1,466	1,442
Adjusted Funds from Operations (AFFO)	$50,322	$46,448	$149,497	$135,299

Weighted average fully diluted shares outstanding (3)	109,952,992	104,282,333	109,858,297	101,884,809

FFO per diluted share	$0.43	$0.42	$1.27	$1.25

AFFO per diluted share	$0.46	$0.45	$1.36	$1.33

(1)
Non-cash gain recognized for GAAP purposes on the exchange of nonfinancial assets related to real estate property.
(2)
Amount represents non-cash deferred income tax expense (benefit) recognized in the three and nine months ended September 30, 2026 and 2025 for income tax expense (benefit) at the Kerrow Restaurant Business.
(3)
Assumes the issuance of common shares for OP units held by noncontrolling partners.

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

Adjusted Funds from Operations is a non-U.S. GAAP measure that is used as a supplemental operating measure specifically for comparing year-over-year ability to fund dividend distributions from operating activities. AFFO is used by us as a basis to address our ability to fund our dividend payments. We calculate AFFO by adding to or subtracting from FFO the following items to the extent present in the applicable period:

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2026, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

a.
None.
b.
None.
c.
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1

Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 28, 2026, among Four Corners Operating Partnership, LP, Four Corners Property Trust, Inc., certain lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on

Form 10-Q filed on July 30, 2026).

10.2

Fifth Amended and Restated Parent Guaranty, dated July 28, 2026, by Four Corners Property Trust, Inc. and Four Corners GP, LLC, for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2026).

10.3*

Amendment No. 1 to Term Loan Agreement, dated September 11, 2026, among Four Corners Operating Partnership, LP, as Borrower, the Guarantors party thereto, the Lenders from time to time party thereto, and The Huntington National Bank, as Administrative Agent.

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

FOUR CORNERS PROPERTY TRUST, INC.

Dated:	October 29, 2026	By:	/s/ William H. Lenehan
William H. Lenehan
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 29, 2026	By:	/s/ Patrick L. Wernig
Patrick L. Wernig
Chief Financial Officer
(Principal Financial Officer)

Dated:	October 29, 2026	By:	/s/ Niccole M. Stewart
Niccole M. Stewart
Chief Accounting Officer
(Principal Accounting Officer)